Form 10-K
period 2021-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2022-02-25
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $24.8 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 93.4 million shares as of February 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2021, are incorporated by reference into Part III.

Index

Index

Summary of Material Risks
Laboratory Corporation of America® Holdings together with its subsidiaries (Labcorp® or the Company) is subject to a variety of risks and uncertainties, including risks that could have a material adverse effect on its business, consolidated financial condition, revenues, results of operations, profitability, reputation, and cash flows. This summary should be read together with the more detailed description of the risks that the Company deems material described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K (Annual Report) and should not be relied upon as an exhaustive summary of the material risks facing the Company’s business. In addition to the following summary, investors should carefully consider all of the information set forth in this Annual Report before deciding to invest in any of the Company’s securities. The risks below are not the only ones that the Company faces. Additional risks not presently known to the Company, or that it presently deems immaterial, may also negatively impact the Company. This Annual Report also includes forward-looking statements, immediately following this risk summary, that involve risks or uncertainties. The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere.
Risks Related to the COVID-19 Pandemic
a.The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse effect on the Company’s business and financial position.
b.If the Company does not continue to respond appropriately to the ongoing COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
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
d.Failure of the Company or its third-party service providers to comply with privacy and security laws and regulations could result in fines, penalties, and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.
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
h.U.S. Food and Drug Administration (FDA), European Union and other regulation of diagnostic products and medical devices and increased FDA regulation of laboratory-developed tests (LDTs) could result in increased costs, fines, and penalties.
i.Failure to comply with national, state, local or international environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act, and the U.S. Needlestick Safety and Prevention Act, could result in fines and penalties.
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
c.Changes in government regulation or in practices relating to the pharmaceutical, biotechnology or medical device industries could decrease the need for certain services that the Company provides.
d.Increased competition, including price competition, could have an adverse effect on the Company’s revenues and profitability.

Index

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
j.Continued and increased consolidation of managed care organizations (MCOs), pharmaceutical, biotechnology and medical device companies, health systems, physicians, and other customers could adversely affect the Company's business.
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
m.Global economic conditions and government and regulatory changes, including, but not limited to, those arising from the United Kingdom's (U.K.) exit from the European Union (EU), could adversely affect the Company’s business and results of operations.
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
c.The Company's Drug Development segment revenues depend on the pharmaceutical, biotechnology and medical device industries, including those industries' R&D spending, ability to raise capital, reimbursement from governmental programs or commercial payers, and trends and other economic conditions affecting those industries.
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
2.significant monetary damages, fines, penalties, assessments, refunds, repayments, damage to the Company's reputation, unanticipated compliance expenditures, and/or exclusion or debarment from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;
3.significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health Act, the European Union's General Data Protection Regulation and similar laws and regulations in jurisdictions in which the Company conducts business;
4.loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of applicable licensing laws or regulations regarding the operation of clinical laboratories and the delivery of clinical laboratory test results, including, but not limited to, the U.S. Clinical Laboratory Improvement Act of 1967 and the U.S. Clinical Laboratory Improvement Amendments of 1988 and similar laws and regulations in jurisdictions in which the Company conducts business;
5.penalties or loss of license arising from the failure to comply with applicable occupational and workplace safety laws and regulations, including the U.S. Occupational Safety and Health Administration requirements, the U.S. Needlestick Safety and Prevention Act, and similar laws and regulations in jurisdictions in which the Company conducts business;
6.fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, damage to the Company's reputation, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice regulations and similar requirements of various regulatory agencies in jurisdictions in which the Company conducts business;
7.sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with the Animal Welfare Act or applicable national, state and local laws and regulations in jurisdictions in which the Company conducts business;
8.changes in testing guidelines or recommendations by government agencies, medical specialty societies, and other authoritative bodies affecting the utilization of laboratory tests;
9.changes in applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom, the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency, the European Union and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;
10.changes in government regulations or reimbursement pertaining to the pharmaceutical, biotechnology and medical device and diagnostic industries, changes in reimbursement of pharmaceutical products, or reduced spending on research and development by pharmaceutical, biotechnology and medical device and diagnostic customers;

Index

11.liabilities that result from the failure to comply with corporate governance requirements;
12.increased competition, including price competition, potential reduction in rates in response to price transparency initiatives and consumerism, competitive bidding and/or changes or reductions to fee schedules, and competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry;
13.changes in payer mix or payment structure or process, including insurance carrier participation in health insurance exchanges, an increase in capitated reimbursement mechanisms, the impact of clearinghouses on the claims reimbursement process, the impact of a shift to consumer-driven health plans or plans carrying an increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third-party utilization management organization) related to specific diagnostic tests, categories of testing or testing methodologies;
14.failure to retain or attract MCO business as a result of changes in business models, including risk based or network approaches, out-sourced laboratory network management or utilization management companies, or other changes in strategy or business models by MCOs;
15.failure to obtain and retain new customers, an unfavorable change in the mix of testing services ordered, or a reduction in tests ordered, specimens submitted, or services requested by existing customers, and delays in payments from customers;
16.consolidation and convergence of customers, competitors, and suppliers, potentially causing material shifts in insourcing, utilization, pricing, reimbursement and supply chain access;
17.failure to effectively develop and deploy new systems, system modifications or enhancements required in response to evolving market and business needs;
18.customers choosing to insource services that are or could be purchased from the Company;
19.failure to identify, successfully close and effectively integrate and/or manage acquisitions of new businesses or failure to maintain key customers and/or employees as a result of uncertainty surrounding the integration of acquisitions;
20.inability to achieve the expected benefits and synergies of newly-acquired businesses, including due to items not discovered in the due diligence process, and the impact on the Company's cash position, levels of indebtedness and stock price;
21.termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;
22.liability arising from errors or omissions in the performance of testing services, contract research services or other contractual arrangements;
23.changes or disruption in the provision or transportation of services or supplies provided by third parties; or their termination for failure to follow the Company's performance standards and requirements;
24.damage or disruption to the Company's facilities;
25.damage to the Company's reputation, loss of business, or other harm from acts of animal rights activists or potential harm and/or liability arising from animal research activities;
26.adverse results in litigation matters;
27.inability to attract and retain experienced and qualified personnel or the loss of significant personnel as a result of illness, increased competition for talent, wage growth, or other market factors;
28.failure to develop or acquire licenses for new or improved technologies, such as point-of-care testing, mobile health technologies, and digital pathology, or potential use of new technologies by customers and/or consumers to perform their own tests;
29.substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;
30.failure to obtain, maintain, and enforce intellectual property rights for protection of the Company's products and services and defend against challenges to those rights;
31.scope, validity, and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's products or services or operate its business;

Index

32.business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes; political crises, including terrorism and war; public health crises and disease epidemics and pandemics; changes in the global economy; and other events outside of the Company's control;
33.discontinuation or recalls of existing testing products;
34.a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, or the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity attacks such as denial of service attacks, malware, ransomware, and computer viruses, or delays or failures in the development and implementation of the Company’s automation platforms, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;
35.business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;
36.failure to maintain the Company's days sales outstanding levels, cash collections (in light of increasing levels of patient responsibility), profitability and/or reimbursement arising from unfavorable changes in third-party payer policies, payment delays introduced by third-party utilization management organizations, and increasing levels of patient payment responsibility;
37.impact on the Company's revenues, cash collections, and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard & Poor's and/or Moody's;
38.failure to maintain the expected capital structure for the Company, including failure to maintain the Company's investment grade rating, or leverage ratio covenants under its revolving credit facility;
39.changes in reimbursement by foreign governments and foreign currency fluctuations;
40.inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in receipts, and ongoing reductions in reimbursements and revenues;
41.expenses and risks associated with international operations, including, but not limited to, compliance with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, other applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;
42.failure to achieve expected efficiencies and savings in connection with the Company's business process improvement initiatives;
43.changes in tax laws and regulations or changes in their interpretation;
44.global economic conditions and government and regulatory changes; and
45.effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, emerging government vaccine and testing mandates and policies, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

Index

PART I
Item 1.       BUSINESS
Labcorp® is a leading global life sciences company that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With more than 75,500 employees, the Company serves clients in more than 100 countries.
Through its Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD) segments, the Company provides diagnostic, drug development, and technology-enabled solutions for more than 160 million patient encounters per year, or more than 3 million per week. In addition, the Company's world-class central laboratory, preclinical, and clinical development businesses support clinical trial activity in approximately 100 countries. The Company's capabilities enable it to play a leading role in advancing healthcare across the globe, and to provide crucial, ongoing support for the response to the COVID-19 pandemic.
The significant reach, breadth, and advancement of the Company's offerings have resulted in revenue growth of 39.5%, and operating income growth of 145.0%, from 2019 through 2021. The Company believes that its diversified offerings across DD and Dx help to balance the impact of changes in the global economic and healthcare systems, as well as the continued impact of the COVID-19 pandemic.
For the period ended December 31, 2021, the Company generated revenues of $16,120.9 million, diluted earnings per share of $24.39, and had a total operating cash flow of $3,109.6 million.
The Company believes that science, technology, and innovation drive its continued success, differentiate the Company, and are foundational to its future. They are critical to the Company's ability to carry out its mission to improve health and improve lives.
Strategic Review of Company Structure and Capital Allocation Strategy
In March 2021, the Company announced the undertaking of a comprehensive review by its board of directors (the Board) and management team of Labcorp's structure and capital allocation strategy. The review reflected the Board's and management team's view that the Company's value was not appropriately reflected in its stock price. As a part of this review, the Board and management worked with outside advisors, held extensive discussions with third parties, and considered a wide range of options, including significant acquisitions, divestitures, spinning off businesses, as well as spinning and merging those businesses with strategic partners. Ultimately, the Board unanimously concluded that the Company's existing structure is in the best interest of all stakeholders at this time and represents compelling opportunities to grow and create significant shareholder value. In December 2021, the Company announced the Board's conclusion, as well as actions that the management team and the Board are taking to enhance shareholder returns. These actions include:
•initiating a dividend in the second quarter of 2022, with a target dividend payout ratio of between 15 to 20% of adjusted earnings;
•authorizing a $2.50 billion share repurchase program. As part of this program, $1.0 billion is being repurchased under an accelerated share repurchase plan that is expected to be complete by the end of April 2022;
•implementing a new LaunchPad business process improvement initiative, targeting savings of $350.0 million over the next three years;
•providing a longer-term outlook in connection with the announcement of the Company's 2021 year-end results in addition to the Company's annual guidance;
•providing additional business insights through enhanced disclosures beginning with Labcorp's results for the first quarter of 2022; and
•continuing a commitment to profitable growth through investments in science, innovation, and new technologies.
Management and the Board are committed to continuing to evaluate all avenues for enhancing shareholder value.
The updated capital allocation plan enables the Company to continue investment in key growth areas, including oncology, Alzheimer's disease, autoimmune disorders, and women's health. This plan is expected to fuel growth through innovation by using Labcorp's unparalleled data and insights to bring scientific advancements—both Labcorp-developed and those of other scientists—to market at scale. It reflects the Board's confidence in the Company's strong balance sheet and cash flow generation profile, as well as the Board's commitment to deploying capital to enhance value for shareholders, patients, providers, and pharmaceutical customers worldwide.

Enterprise Strategy
Labcorp delivers world-class diagnostics solutions, brings innovative medicines to patients faster, and uses technology to improve the delivery of care.

Index

The Company is expanding its important role in the rapidly evolving healthcare market by strengthening its market-leading positions across its portfolio of capabilities, growing strategic opportunities that drive new business, and differentiating its unique offerings, capabilities, and financial performance. To do so, Labcorp is focusing these efforts across the following strategic priorities:
1.Leveraging the Company's Diagnostic and Drug Development Capabilities
Together, Dx’s and DD’s core capabilities and scientific and technological expertise empower the Company to create compelling solutions for clients and patients. The Company’s collective strength allows it to help pharmaceutical, biotechnology, and medical device partners design better clinical studies, execute those studies faster through enhanced patient recruitment, take greater advantage of virtual and hybrid study options, and satisfy post-market surveillance requirements. For example, insights gained through diagnostics support drug development operations by assisting in the identification of patterns in disease progression, as well as individuals who would benefit from enrollment in certain clinical trials. Further, the Company's connections with a broad and diverse range of patients and healthcare providers allow it to both expand clinical trial participation opportunities to typically underrepresented communities, and to make clinical trials a viable treatment option for patients whose current treatment options may be limited or inadequate.
In addition, the Company can advance companion and complementary diagnostics and other precision medicine innovations that match patients with targeted treatments based on genomics and other individual characteristics due to the experience, resources and data harnessed by both Dx and DD. Through comprehensive integration of those capabilities, the Company has a unique opportunity to extend its position as a market leader in the development and commercialization of new therapies and tests by providing data, insights, and answers for doctors, drug developers, and the public.
2. Embedding Data and Digitalization Throughout the Company's Business
The healthcare and life sciences industries remain among the most significantly impacted by technological advancements. By maximizing the use of advances in artificial intelligence, data, digitalization, and analytics, the Company strives to improve operating efficiency and create new, differentiated products and services that the Company believes will help its customers and deliver better care to patients.
The Company is using artificial intelligence to better identify and predict trends such as the timing and location of demand shifts for certain tests. In doing so, the Company is supporting an efficient use of supplies, staffing, and the Company’s advanced logistics used to route testing to the most appropriate laboratories and quickly deliver results. Artificial intelligence capabilities and advanced logistics continue to play an important role in the Company’s response to periods of heightened demand for COVID-19 polymerase chain reaction (PCR) testing.
The Company creates, and has access to, significant volumes of data. By applying advanced analytics, the Company can help its customers improve their processes and reach better outcomes. The Company’s repository of test results help study sponsors assess patients' eligibility for clinical trials more quickly and accurately, enroll those patients faster, shorten the time needed for regulatory submission, and accelerate the availability of new medicines. Data is also being used by the Company to advance science and the public's understanding of certain treatments and illnesses, including chronic kidney disease.
Digitalization continues to be an area of focus for the Company as it responds to the use of technology-enabled tools and services by healthcare providers, patients and pharmaceutical companies for absorbing, handling, and disseminating information. These services include decentralized clinical trials, which offer the potential to remove barriers that may have slowed or prevented studies from being conducted in the past. Decentralized clinical trials can also make trial participation an option for more people, including individuals from underrepresented populations. Digitalization enabled many of the Company's employees to transition to remote work in the early stages of the COVID-19 pandemic and maintain their remote work environment in 2021 with no discernible loss of productivity. Digitalization is also helping to reduce physical, study-related paperwork, which generates positive emissions impacts.
In the U.S., the Company continues to improve its patients' experience in patient service centers (PSCs) by creating a seamless digital journey from appointment scheduling to results delivery. With an average of 3 million patients served in a given week, the Company strives to enhance their experience using its digital channels. In addition, the Company enhanced its digital capabilities through the acquisition of Ovia Health, a leading digital platform trusted by millions of individuals for family planning, pregnancy, and parenting support.
3. Intensify Customer Focus
Labcorp serves a broad range of customers, including managed care organizations (MCOs), pharmaceutical, biotechnology, medical device and diagnostics companies, governmental agencies, physicians and other healthcare providers, hospitals and health systems, employers, patients and consumers, contract research organizations (CROs), and independent clinical laboratories. The Company prioritizes a consistent, coordinated focus across all aspects of its operations, placing the customer at the center of its services, with the objective of becoming the customer's primary partner for solutions to their needs. In an

Index

effort to provide a leading customer experience, the Company seeks customer feedback, communicates best practices and lessons learned, and provides robust employee training with respect to the needs of its customers.
Labcorp routinely introduces new products and services that benefit its customers. For example, in 2021, the Company began deploying the Labcorp Diagnostic Assistant, which delivers comprehensive lab results and clinical insights directly to the point of care. In April 2021, the Company opened an automated clinical trial kit production line in Belgium, doubling the automated production capacity of its industry leading central laboratory services business. The Company announced the opening of a new, integrated bioanalytical laboratory in Singapore during the fourth quarter of 2021, expanding customer access in the Asia-Pacific region. The Company also continued improving the patient experience in its U.S. PSCs, focusing its efforts to create a seamless digital journey from appointment scheduling to easier access to results. The Company will continue to explore and implement further actions to improve the experience for its customers.
4. Fortify the Company's Position as an Oncology Leader
The field of oncology receives significant investment in research, development, and treatment. However, it remains an area of great unmet medical need. The Company believes the diagnosis and treatment of cancer will be the fastest-growing therapeutic area in the near future.
With the increased adoption of precision medicine, health and cancer care providers are relying on advanced testing to identify patients who will benefit from new, targeted treatments and therapies that are more effective and often have fewer side effects than chemotherapy and other traditional treatments. To harness the breadth of the Company's unique capabilities and further address this need, the Company formed an oncology business unit and launched an enterprise oncology platform in 2021. By focusing its diagnostic and drug development services on the fight against cancer, the Company is delivering targeted solutions that power better decisions and improved patient outcomes.
The Company is expanding its leadership in oncology through the introduction of new tests, strategic partnerships, acquisitions, and customer wins in clinical trials. In 2021, the Company launched OmniSeq INSIGHT, a comprehensive genomic and immune profiling, tissue-based test that integrates next-generation sequencing (NGS) technology. The Company capitalized on a previous investment in OmniSeq, announcing in July 2021 that it exercised its option to acquire the remaining ownership interest. In addition, the Company enhanced its precision diagnostic portfolio and its ability to increase access to oncology care globally by agreeing in late 2021 to acquire Personal Genome Diagnostics (PGDx), a provider of comprehensive liquid biopsy and tissue-based genomic products and services. PGDx offers the only diagnostic kit cleared by the FDA for pan-solid cancer comprehensive tumor profiling using a 500+ gene panel. The acquisition of PGDx closed in February 2022. The Company’s work in oncology has created meaningful business relationships across the healthcare ecosystem that it plans to enhance and grow.
5. Pursue Opportunities with Short- and Long-Term and High-Growth Potential
The Company has a long history of disciplined use of capital to invest in the growth of the business. The Company has made significant investments in the deployment of new technologies through both licensing and internal research and development, as well as strategic and tuck-in acquisitions in oncology, women's health, autoimmune disorders, diagnostic testing, and other important areas. Labcorp has also invested in establishing collaborative partnerships with other leading companies and organizations that share the Company’s goals and expectations.
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
Through a continued focus on these priorities, reinforced through the Company's review of its structure and capital allocation strategy that concluded in December 2021, Labcorp expects to be in an optimal position to make disciplined choices that maximize shareholder value, better protect the Company from market fluctuations and outside impacts, and fuel significant and profitable short- and long-term revenue growth.
COVID-19 Pandemic Response
The Company has been intensely focused on supporting the fight against COVID-19 since the earliest stages of the pandemic, and it continues to play a substantial role in ongoing response efforts.

Index

Diagnostic Testing and Clinical Trial Leadership
In 2021, the Company further expanded access to testing for COVID-19 and aided pharmaceutical companies in the development of critical COVID-19 vaccines and therapies by harnessing its diagnostic and drug development capabilities.
The Company received FDA Emergency Use Authorization (EUA) for multiple innovations during the year, including the use of its Pixel by Labcorp® COVID-19 test home collection kit for children ages 2-17. The Company was granted FDA EUA for a combined home collection kit enabling individuals as young as 2 years of age to simultaneously be tested for COVID-19 and influenza A/B. It also received FDA EUA for observed self-collection of COVID-19 PCR tests in its PSCs, providing flexibility and convenience for individuals who want the certainty of a PCR test or need PCR test results for work, travel, or other purposes. These achievements built on the Company's first COVID-19-related FDA EUA, which was received on March 16, 2020, for COVID-19 PCR testing. Labcorp was the first commercial laboratory in the U.S. to launch and receive an EUA for such testing. The Company also received FDA EUA in April 2020 for the Pixel by Labcorp® COVID-19 test home collection kit, and in December 2020 for over-the-counter purchase of these home collection kits.
Labcorp's additional contributions to the pandemic response in 2021 included:
•assisting in the identification and monitoring of COVID-19 variants and spikes in confirmed cases;
•facilitating mass vaccination programs and expanding access to at-home test collections for underserved populations through partnerships at the state and local level;
•partnering with the U.S. Department of Health and Human Services (HHS) to raise awareness of monoclonal antibody therapies;
•facilitating access to at-home COVID-19 test collection kits in retail stores such as Walgreens, and through on-demand delivery services; and
•introducing new test options and building on the Company's portfolio of antibody testing.
The Company maintained its ability to quickly scale-up COVID-19 PCR testing capacity throughout the year, even during periods of reduced demand. In doing so, the Company was able to immediately and effectively respond to surges in positive cases and testing needs. The Company performed approximately 30 million COVID-19 PCR tests and 4 million antibody tests in 2021, and since the start of the pandemic has performed approximately 61.5 million COVID-19 PCR tests and 8 million antibody tests.
In addition, the Company's expertise and understanding of COVID-19, developed through its diagnostic offerings, has allowed it to become a leader in supporting clinical trials of COVID-19 treatments and vaccines. By the end of 2021, the Company won approximately 700 COVID-19 trial and study opportunities, ranging from small, nonclinical programs to late-stage clinical trials.
Base Business
The Company's non-COVID-19 testing business (Base Business) continued its recovery in 2021. Base Business was negatively impacted in the first and second quarters of 2020, began to recover in the third quarter of 2020 and experienced a flattening in Base Business recovery in the fourth quarter of 2020. Patients continued their return to pre-pandemic healthcare routines in 2021, and the Company's pharmaceutical and biotechnology customers resumed their important research and development work. Throughout 2021, the Company's Base Business recovery helped to more than offset a decrease in PCR and antibody COVID-19 testing (COVID-19 Testing).
COVID-19 Outlook
COVID-19 has had, and continues to have, an extensive impact on the global health and economic environments. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, given continued unpredictability, corresponding state, local and federal government restrictions and policies, the continued emergence of new variants that may cause increases in cases that may impact the Company, and the potential for shifts in customer behavior.
While the Company anticipates that COVID-19 will continue to impact its business in 2022 and potentially beyond, the Company expects that increases in vaccination rates and booster shots, the development of new therapeutics and greater availability of rapid COVID-19 tests should result in a continued, significant decline in demand for COVID-19 Testing, with the potential for increases in demand at different times and across different geographies. As a result, COVID-19 Testing demand is not predicted to match 2021 levels.
Capital Allocation
The Company believes it has a strong track record of deploying capital to investments that enhance the Company's business and return capital to shareholders.

Index

During 2021, the Company invested $496.9 million in strategic business acquisitions. The acquisitions have expanded the Company’s service offerings, expanded its customer and revenue mix, and strengthened and broadened the scope of its geographic presence. The Company continues to evaluate acquisition opportunities that leverage the Company’s core competencies, complement existing scientific and technological capabilities, increase the Company’s presence in key geographic, therapeutic and strategic areas, and meet or exceed the Company’s financial criteria.
During 2021, the Company repurchased 5.2 million shares of its common stock at an average price of $282.05 for a total cost of $1,668.5 million, which included $1,000.0 million paid in respect of an Accelerated Share Repurchase (ASR) program for which the Company received 80% of the shares calculated at the price at the inception of the ASR Agreements. At the end of 2021, the Company had outstanding authorization from the Board to purchase $1,631.5 of Company common stock. The repurchase authorization has no expiration date.
During 2021, capital expenditures were $460.4 million. The Company also repaid $1,000.0 million of its Senior Notes along with $375.0 million of the outstanding 2019 Term Loan, and also issued $1,000.0 million of new Senior Notes. The Company expects capital expenditures in 2022 to be approximately 4.0% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility expansion and updates, projects related to its new LaunchPad initiative, and further acquisition integration initiatives.
The Company will continue to evaluate all opportunities for strategic deployment of capital in light of market conditions.
Seasonality and External Factors
The Company experiences seasonality across its business. For example, testing volume generally declines during the year-end holiday period and other major holidays and can also decline due to inclement weather or natural disasters. Declines in testing volume reduce revenues, operating margins and cash flows. Operations are also impacted by changes in the global economy, exchange rate fluctuations, political and regulatory changes, the progress of ongoing studies and the startup of new studies, as well as the level of expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. As discussed in more detail elsewhere in Item 1, COVID-19 impacted the Company in 2021. This impact included the effect of the Company’s response to the virus through its testing and drug development services, as well as the effect of COVID-19 on the global economy and demand for the Company’s non-COVID-19 services.
In 2021, approximately 15.3% of the Company's revenues were billed in currencies other than the U.S. dollar, with the Swiss franc, British pound, Canadian dollar, and the euro representing the largest components of its currency exposure. Given the seasonality and changing economic factors impacting the business, comparison of the results for successive quarters may not accurately reflect trends or results for the full year.
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

Index

The Company's Business
The Company experienced growth across all key financial metrics in 2021.

In Millions, Except Per Share Data	Years Ended December 31,
	2021	2020
Revenues	$16,120.9	$13,978.5
Gross profit	$5,624.3	$4,952.8
Operating income	$3,259.5	$2,445.4
Net earnings attributable to Laboratory Corporation of America Holdings	$2,377.3	$1,556.1
Cash flows from operating activities	$3,109.6	$2,135.3
Basic earnings per common share	$24.60	$15.99
Diluted earnings per common share	$24.39	$15.88
The Company reports its business in two segments, Dx and DD. In 2021, Dx and DD contributed 64% and 36%, respectively, of revenues to the Company, and in 2020 contributed 65% and 35%, respectively. Nearly all of Dx’s revenues are generated in the U.S., with a smaller portion in Canada and a relatively small amount in the rest of the world. DD’s revenues are nearly evenly split between the U.S. and the rest of the world, with approximately 48% derived from the U.S. and approximately 52% from other countries. Although this allocation of revenues provides some protection from economic shifts in any one country, it is still heavily tilted towards the U.S. As a result, the Company continues to actively explore new and expanded business opportunities outside the U.S. to further diversify its sources of revenues. The Company's revenues by segment payers/customer groups and by geography for the years ended December 31, 2021, 2020 and 2019 are as follows:

	For the Year Ended December 31, 2021				For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	20%	—%	—%	20%	17%	—%	—%	17%
Patients	6%	—%	—%	6%	6%	—%	—%	6%	8%	—%	—%	8%
Medicare and Medicaid	7%	—%	—%	7%	7%	—%	—%	7%	8%	—%	—%	8%
Third party	34%	—%	—%	34%	32%	—%	—%	32%	27%	—%	—%	27%
Total Dx revenues by payer	64%	—%	—%	64%	65%	—%	—%	65%	60%	—%	—%	60%

DD
Pharmaceutical, biotechnology and medical device companies	17%	13%	6%	36%	17%	11%	7%	35%	21%	12%	7%	40%

Total revenues	81%	13%	6%	100%	82%	11%	7%	100%	81%	12%	7%	100%

Dx Segment
During 2021, the Dx segment generated $10,363.6 million in total revenues and $2,988.5 million in operating income, resulting in an operating margin of 28.8%.

In Millions	Year Ended December 31,
	2021	2020
Revenues	$10,363.6	$9,253.4
Operating income	$2,988.5	$2,634.9
Dx is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested core testing and specialty testing through an integrated network of primary and specialty laboratories across the U.S. This network is supported by a sophisticated information technology system, with more than 80,000 electronic interfaces to deliver test results, nimble and efficient logistics, and local labs offering rapid response testing.
Dx also provides patient access points that are strategically and conveniently located throughout the U.S., including nearly 2,000 PSCs and more than 6,000 in-office phlebotomists located in customer offices and facilities. Although testing for healthcare purposes and customers who provide healthcare services represents the most significant portion of the clinical laboratory industry, clinical laboratories also perform testing for other purposes and customers, including employment and occupational testing, DNA testing to determine parentage and to assist in immigration eligibility determinations, environmental

Index

testing, wellness testing, toxicology testing, pain management testing, and medical drug monitoring. Dx offers an expansive test menu that includes a wide range of clinical, anatomic pathology, genetic and genomic tests, and regularly adds new tests and improves the methodology of existing tests to enhance patient care. Dx also offers consumer-initiated wellness testing available online through its Labcorp OnDemand™ platform. The Pixel by Labcorp® COVID-19 PCR and combined COVID-19 + flu at-home collection kits are also available through Labcorp OnDemand. Dx typically processes tests for more than 3 million patient encounters each week.
As part of an ongoing commitment to be an efficient and high-value provider of laboratory services, beginning in 2015, Dx implemented a comprehensive business process improvement initiative known as LaunchPad. The initiative was designed to reengineer the Company's systems and processes to create a sustainable and more efficient business model, and to improve the experience of all stakeholders. Dx achieved its goals for the initial phase of LaunchPad of delivering both short- and long-term savings, and of implementing system and process improvements that are expected to continue generating benefits for the foreseeable future. Dx subsequently extended LaunchPad, adding new enterprise-wide projects and establishing the initiative as an ongoing continuous improvement program. Dx’s LaunchPad initiative delivered approximately $200 million in net savings for the period of late 2018 through the end of 2021. As mentioned above in Part I of this Annual Report, the Company is implementing a new, enterprise-wide LaunchPad initiative, targeting savings of $350 million beginning in 2022 and ending in 2024.
The Dx business can be categorized into the following components:

Service	Key Features
Testing Operations and Productivity
•Network of PSCs offering specimen collection services
•Comprehensive, nimble supply chain for transferring specimens across the entire life cycle of a patient sample
•1-2 day turnaround time for most test results, with the vast majority of results delivered electronically to healthcare providers and to patients who have a Labcorp Patient™ account
•Rigorous standard of quality - 22 regional/specialty labs hold ISO 15189 certification

Testing and Related Services
•Standard Testing Services - frequently-ordered tests used in regular patient care include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, PAP tests, hemoglobin A1C, prostate-specific antigen (PSA), tests for sexually transmitted diseases (e.g. chlamydia, gonorrhea, trichomoniasis and human immunodeficiency (HIV), and hepatitis C (HCV)), vitamin D, microbiology cultures and procedures, and alcohol and other substance abuse tests
•Specialty Testing Services - industry leader in gene-based and esoteric testing; advanced tests target specific diseases and use new technologies; services include anatomic pathology/oncology, cardiovascular disease, coagulation, diagnostic genetics, endocrinology, infectious disease, women's health, pharmacogenetics, parentage and donor testing, occupational testing services, medical drug monitoring services, chronic disease programs, and kidney stone prevention
•Dx offers a range of health and wellness services to employers and MCOs, including health fairs, on-site and at-home testing, vaccinations and health screenings

Development of New Tests
•Approximately 50 new tests launched in 2021
•Active diagnostics and therapeutics research division: more than 700 studies, articles, and presentations produced in 2021
•Continuous investing, internally and externally, in new testing technologies and advanced testing capabilities

Technology-Enabled Services and Support
A range of services and support using proprietary technologies to improve the customer and patient experience and provide convenient access to data and analytics, including:
•Nearly 6.5 million enhanced clinical decision support (CDS) reports delivered to physicians and health systems
•Online and mobile applications improving the patient experience by allowing patients to schedule PSC visits, check-in upon arrival, complete documentation, access test results, and manage their accounts
•Online applications for MCOs and accountable care organizations (ACOs) to obtain test results and population and health management data

Index

Effect of U.S. Market Changes on the Clinical Laboratory Business
The delivery of, and reimbursement for, healthcare continues to change in the U.S., impacting all stakeholders, including the clinical laboratory business. Medicare (which principally serves patients who are 65 and older), Medicaid (which principally serves low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of healthcare services. Measures to regulate healthcare delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs and decreased test utilization for the clinical laboratory industry by imposing new, increasingly complex regulatory and administrative requirements. The government also has continued to adjust the Medicare and Medicaid fee schedules at the national and local level, and the Company believes that pressure to reduce government reimbursement will continue.
Fees for most laboratory services reimbursed by Medicare are established in the Clinical Laboratory Fee Schedule (CLFS) and fees for other testing reimbursed by Medicare, primarily related to pathology, are covered by the Physician Fee Schedule (PFS). During 2021, approximately 8.5% of Dx’s revenue was reimbursed under the CLFS (8.8% in 2020), and approximately 0.4% was reimbursed under the PFS (0.4% in 2020). Over the past several years, Dx has experienced governmental reimbursement reductions as a direct result of several Congressional acts and regulatory initiatives. These laws include provisions designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing, and new methods to establish and adjust fees.
The most significant of these developments was the Protecting Access to Medicare Act (PAMA), which became law on April 1, 2014, and which went into effect on January 1, 2018. Beginning in 2018, under PAMA, the Centers for Medicare and Medicaid Services (CMS) of the U.S. Department of Health and Human Services (HHS) set the CLFS using the weighted median of reported private payer prices paid to certain laboratories that receive a majority of their Medicare revenue from the CLFS and PFS and that bill Medicare under their own National Provider Identifier (NPI). Applicable labs, including Dx, were required to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits. For 2018-2020, a test price could not be reduced by more than 10.0% per year. PAMA resulted in a net reduction in reimbursement revenue of approximately $245.0 million between 2018-2020 from all payers affected by the CLFS.
Due to enactment of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) passed by Congress on March 27, 2020, the Medicare reimbursement cuts that would have occurred under PAMA in 2021 were delayed by one year. In 2021, Dx realized an increase of approximately $0.3 million in PFS revenue as a result of the provisions included in the Omnibus Appropriations and Coronavirus Relief Package. In 2021, Dx realized an additional increase of approximately $5.8 million in aggregate Medicare reimbursement associated with the suspension of sequestration through December of 2021, as a result of provisions included in the Omnibus Appropriations and Coronavirus Relief Package that were extended as a result of an Act to Prevent Across-the-Board Direct Spending Cuts.
On December 10, 2021, President Biden signed into law S. 610, the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed by one additional year the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2022. In 2022, Dx anticipates that it will realize a decrease of approximately $0.4 million in PFS revenue, driven by reductions in reimbursement for flow cytometry procedures and a decrease of approximately $10.0 million in aggregate Medicare reimbursement associated with the phased in reinstitution of sequestration as a result of provisions included in the Protecting Medicare and American Farmers from Sequester Cuts Act.
The Protecting Medicare and American Farmers from Sequester Cuts Act also included mitigations to several other non-PAMA Medicare cuts in addition to delaying Medicare reimbursement cuts under PAMA. It delayed the 4% Medicare cuts that would otherwise have occurred in 2022 under statutory “pay-as-you-go,” or PAYGO, rules to offset the cost of the American Rescue Plan Act by one year. In addition, it delayed the resumption of the 2% Medicare sequestration until April 1, 2022, and reduces to 0.75% the previous 3.75% reduction to PFS reimbursement that was scheduled for 2022. To offset the cost, the Medicare sequestration is increased to 2.25% for January-June of 2030, and to 3.0% for July-December 2030.
Pursuant to PAMA, for 2023-2025, a test price cannot be reduced by more than 15.0% per year. CLFS rates for 2026 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for Clinical Diagnostic Laboratory Tests (CDLTs) established in 2018 will continue in 2023. New CLFS rates will be established in 2024 based on data from 2019 to be reported in 2023. New CLFS rates will be established in 2027 based on data from 2025 to be reported in 2026. CLFS rates for Advanced Diagnostic Laboratory Tests will be updated annually.
The American Clinical Laboratory Association (ACLA) has filed a federal civil action challenging the legal basis for the data collection methodology CMS used to derive the data from which the median prices were calculated. Since the initial data

Index

collection, CMS has revised its PAMA regulations to increase the number of hospital outreach labs that will be required to report private market data in future collections. Reports by the U.S. Government Accountability Office (GAO), the HHS Office of Inspector General (OIG), and the Medicare Payment Advisory Commission (MedPAC) on PAMA implementation have identified certain instances of actual or potential increased Medicare expenditures under PAMA, as well as potential alternative methodologies for data collection under PAMA, which could result in further efforts to amend PAMA by Congress.
ACLA continues to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. Under the Laboratory Access for Beneficiaries (LAB) Act, MedPAC was required to conduct a study and make recommendations to Congress on ways to improve data collection, reporting, and rate setting under PAMA to achieve, in a less burdensome manner, CLFS rates that accurately and fairly reflect private market rates. MedPAC's June 2021 report to Congress included an analysis of potential statistical sampling methodologies that could accomplish that objective, and ACLA has incorporated the concept in PAMA reform proposals to Congress. The Company supports the ongoing efforts to prevent or lessen the negative impact of the changes to the CLFS pursuant to PAMA, and the full impact of those efforts, and what the long-term effect will be on the CLFS rates is not yet known.
Further healthcare reform could occur in 2022, including changes to the Patient Protection and Affordable Care Act (ACA) and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
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
The Company serves many MCOs. These organizations have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In some cases, those fee structures are specific to independent clinical laboratories, while the fees paid to hospital-based and physician-office laboratories may be different, and are typically higher. MCOs may also offer Managed Medicare or Managed Medicaid plans. In addition, some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests, or based upon the proportionate share earned by Dx from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. For the year ended December 31, 2021, capitated contracts with MCOs accounted for approximately $332.3 million, or 3.2%, of Dx's revenues.
In addition to reductions in test reimbursement, the Company also anticipates potential declines in test volumes as a result of increased controls over the utilization of laboratory services by Medicare, Medicaid, and other third-party payers, particularly MCOs. MCOs are implementing, directly or through third parties, various types of laboratory benefit management programs, which may include lab networks, utilization management tools (such as prior authorization and/or prior notification), and claims edits, which impact coverage and reimbursement of clinical laboratory tests. Some of these programs address clinical laboratory testing broadly, while others are focused on certain types of testing, including molecular, genetic and toxicology testing. In addition, continued movement by patients into consumer-driven health plans may have an impact on the utilization of laboratory testing. Test volumes in 2022 could also decline compared to 2021 and 2020 if demand for SARS-CoV-2 testing declines.
Despite the overall negative market changes regarding reimbursement discussed above, the Company believes that the volume of clinical laboratory testing is positively influenced by several factors, including the expansion of Medicaid, managed care, and private insurance exchanges. In addition, the Company believes that increased knowledge of the human genome and continued innovation in laboratory medicine will continue to foster greater appreciation of the value of gene-based diagnostic assays. Additional factors that may lead to future volume growth include an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population. Periodic infectious disease outbreaks such as the SARS-CoV-2 virus also have the potential to generate additional testing volume in the future. The Company also believes that it and other large, independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of market factors, primarily related to a continued drive to improve outcomes and reduce costs across the healthcare system, including but not limited to greater price transparency required under new “surprise billing” laws and regulations requiring

Index

disclosure of hospital charges. Dx believes that its enhanced and growing esoteric menu of tests, leading position with companion diagnostics, broad geographic footprint, and operating efficiency provide a strong platform for growth.
DD Segment
During 2021, the DD segment generated $5,845.5 million in total revenue and $547.7 million in operating income, resulting in an operating margin of 9.4%.

In Millions	Year Ended December 31,
	2021	2020
Revenues	$5,845.5	$4,877.7
Operating income	$547.7	$37.3
DD provides end-to-end drug development, medical device and companion diagnostic development solutions from early-stage research to clinical development and commercial market access. Its customers are comprised of pharmaceutical, biotechnology, medical device, and diagnostic companies across the world. With a global network of operations, DD offers deep expertise in early development and clinical trials in each therapeutic area. DD collaborated on 82% of the novel drugs and therapeutic products approved in 2021 by the U.S. FDA, including 63% of those specific to oncology and 95% of those specific to rare and orphan diseases. Through its industry-leading central laboratory business, it supports clinical trial activity in approximately 100 countries.

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
•Clinical laboratory services for individuals participating in clinical studies
•Provided to biopharmaceutical customers through its global network of central laboratories in the U.S., Europe, and Asia
•Operates world's largest automated clinical trial sample collection kit production line that enables kits to be produced with 5.5 sigma precision
•Six ISO 15189-certified laboratories
•Collaborated with more than 65 clients on more than 265 companion diagnostic projects in 2021

Clinical Development and Commercialization Services
•Comprehensive range of services including the full-service delivery of Phase I through IV clinical studies, along with a wide offering of functional service provider solutions
•Dedicated group experienced in conduct of trials for medical devices and diagnostics to provide services for expanding market in medical devices
•Leader in clinical pharmacology
•Wide range of commercialization solutions including life cycle management and post-approval studies
•Market access solutions

Technology Solutions
Proprietary digital tools and services providing customers with greater access to key insights and results, as well as improved trial management, enhanced transparency, quality, and speed of clinical trials, resulting in reduced costs and increased market potential for customers:
•Patient-facing software applications supporting virtual, hybrid, and traditional trials
•Metrics and benchmarking applications for trial performance monitoring and optimization
•Award-winning informatics software suite for risk-based quality management across clinical trials
•Patient randomization and Clinical Supply Management

Index

Rebranding
In December 2020, the Company announced the evolution of its brand to signify the pivotal role the Company's capabilities play in society as a source of health answers. It underscores the Company's commitment to science and data, moving with urgency, empowering better health outcomes, and breakthrough and transformative approaches to patient care using the Company's diverse and global expertise. As part of the rebranding, the Company introduced a new company logo and associated its business unit brands with the Labcorp name. The Company’s drug development segment, formerly referred to as Covance Drug Development, became Labcorp Drug Development in June 2021. The Company's diagnostics segment, formerly referred to as LabCorp Diagnostics, transitioned to Labcorp Diagnostics and a new logo in 2021.
Human Capital
Mission and Culture
Labcorp believes in the power of science to change lives. The Company’s culture centers around its mission to improve health and improve lives. The Company's more than 75,500 employees serve clients in over 100 countries. They are essential to the Company’s ability to innovate and advance science and technology to empower patients, providers, and pharmaceutical companies to make clear and confident decisions. Labcorp’s employees are also critical to its ongoing support of the COVID-19 pandemic response through diagnostic testing and its work to aid pharmaceutical companies in the development of vaccines and treatments. Engaging the collective expertise and passion of its employees is vital to achieving the Company’s mission, which permeates its performance-driven, collaborative, inclusive, customer-centered, and inquisitive culture.
Workforce Demographics
The Company’s success depends on its sustained ability to attract, develop, and retain a highly specialized and skilled global workforce. Management believes that the Company has good working relationships with its employees. Employees are globally dispersed, with 75% in the U.S. and Canada, 12% in Asia, 13% in Europe, the Middle East, and Africa, and less than 1% in Latin America. Of the Company’s global workforce, 90% of employees are full time, and 10% are part time. Four percent of Labcorp’s global workforce is employed under a collective bargaining agreement. Depending on business demand and the talent-hiring environment, Labcorp supplements up to 12% of its workforce with contingent workers.
The challenges of 2021, felt globally, also presented the Company with significant challenges in acquiring and retaining talent. Despite these obstacles, Labcorp’s global workforce increased by more than 4%. The majority of Labcorp's hires are sourced through an internal talent acquisition team. In addition, the Company continues to grow its workforce through mergers and acquisitions. The Company implemented significant investments to retain talent and enable the organization to meet the business needs for growth, which are discussed further in the section below on “Compensation and Benefits.”
Throughout the pandemic, a significant portion of Labcorp’s employees have been working diligently to serve patients and customers. To ensure the safety and welfare of our employees, the majority of employees who do not work with patients, animals, in labs, or in logistics, continue to work remotely. This includes call center employees, customer service teams, sales teams, and corporate and functional teams. Going forward, the Company expects that a significant number of employees will continue working remotely, or through hybrid, in-office and remote work arrangements. The Company believes that flexibility in work location and arrangements expands the pool from which it can source experienced and valuable talent.

Index

Diversity and Inclusion
Labcorp's diverse, global talent is core to its ability to innovate and meet patient and customer needs. The Company believes that the diversity of its employees and its inclusive programs contribute to a healthy, productive, and respectful work environment.
Workforce Diversity Profile:
Gender, Ethnicity, and Race

Global Workforce by GENDER
U.S. Workforce by GENDER
U.S. Workforce by RACE & ETHNICITY
The Company has a Diversity and Inclusion (D&I) strategic framework, with three overarching pillars of focus: empowering inclusive leadership; developing and sustaining a diverse talent pipeline; and creating an environment for engagement across the Company and in its communities. Labcorp’s D&I strategy is designed as a continuing journey to maintain and further evolve its inclusive workforce consistent with the changing dynamics of the global workforce. Highlights of actions supporting the Company’s D&I framework that it believes will foster a more inclusive environment and strengthen its culture include:
•the launch of an unconscious bias training program designed to improve self-awareness of personal biases. The program was rolled out globally to all of the Company's people leaders, with over 6,000 completing the training in 2021;
•a formal mentoring initiative that includes a Reverse Diverse Mentoring program that received the Gold Award in the category of Best Advance in Mentoring to Develop Diverse Leaders from the Brandon Hall Group;
•a first-ever virtual women's summit for executive women leaders. This event, called the Power of Women, is part of the Company's leadership development programs for women that include specific offerings for mid-level and senior leaders;
•the introduction of additional Employee Resource Groups (ERGs). ERGs are led by employee volunteers and are important resources to foster cross-company connections, encourage belonging, support career development, and champion employee voices. The Company now has eight unique ERGs with more than 70 chapters in 11 countries. Each ERG has executive sponsorship from senior leadership.

Index

The Company was named to FORTUNE® magazine's 2022 List of World's Most Admired Companies, making the annual list for the fourth time. Labcorp also made the Forbes 2021 list of World's Best Employers for the second consecutive year. In addition, the Company was named to Fast Company's list of the World's Most Innovative Companies for 2021. In 2021 and 2022, the Company was recognized for the fourth and fifth consecutive years as a Best Place to Work for LGBTQ+ Equality, with a perfect score on the Human Rights Campaign Foundation's Corporate Equality Index. The Index is the nation's foremost benchmarking survey and report on corporate policies and practices related to LGBTQ+ workplace equality.
The Company has also implemented opportunities for greater engagement between employees and management, including quarterly town halls that are held virtually and open to all employees, interaction with front-line employees on visits to the Company facilities, and town halls with employees in business units. In early 2022, the Company initiated a Voice of the Employee Survey.
Compensation
As the Company’s business becomes increasingly complex, global, and dynamic, the Company believes that its compensation and benefits programs must be competitive and flexible to attract and retain the caliber of talent needed to continue to move the business forward. In 2021, the Company faced unique challenges to growing and maintaining its global workforce. The Company believes that its ability to expand the workforce in 2021 evidences that the Company's compensation and benefit strategies are market competitive and support the business needs to attract and retain talent.
The Company continually monitors market activity and employee movement within and outside of the core life sciences industry to maintain competitiveness, given the dynamic business environment and labor market challenges it faces.
Labcorp’s employees met the unique challenges faced by patients and clients as the COVID-19 pandemic continued in 2021. The Company invested more than $120 million to recognize and reward our global workforce, with particular focus placed on frontline workers. These investments included:
•$51 million in market-based pay adjustments, including an increase in the minimum wage for all non-union employees in the U.S. to $15 per hour;
•$21 million to increase base wages up to an additional 1.5% to encourage participation in the 401(k) retirement savings plan for 37,000 U.S. employees earning less than $75,000 per year;
•$35 million in two separate, global “gratitude” bonuses for more than 61,500 employees; and
•$14 million in retention payments to employees in key global positions to encourage continued career development with the Company.
Employee Wellness
The Company also continued investing in the health and wellness of its global workforce, with particular emphasis on improving its U.S. health benefits program for employees. The Company’s efforts on this front included:
•no annual cost increase for the payroll contributions in its U.S. Healthy Value medical, dental and vision insurance plans, impacting approximately 36,000 covered employees and more than 30,000 dependents. For approximately 26,000 employees in the U.S. earning less than $50,000 per year, the Company further reduced the cost of monthly medical insurance contributions by $240 per year;
•adding company-paid disability insurance coverage for short- and long-term disability for all U.S. employees;
•providing up to $4,560 in annual medical plan contribution discounts for over 36,000 employees and their spouses for committing to and maintaining a healthy and tobacco-free lifestyle;
•encouraging health and wellness education and activities by providing up to $1,000 in Health Reimbursement Account contributions to approximately 31,000 employees and their spouses or partners. This included $100 for COVID-19 vaccines and $50 for Flu vaccines;
•reimbursing up to $300 in fitness-related costs for approximately 16,000 employees.

The Company continually educates its workforce on health issues of importance. For example, the Company provided a series of videos throughout 2021 from its medical experts covering the facts, safety, and effectiveness of the COVID-19 vaccines. Further, the Company has also prioritized continuous education on the importance of mental well-being, through communications and resources made available to all employees. The Company believes that its investments in compensation and wellness are crucial to maintaining competitive positioning and a productive and engaged workforce.
Development and Training
To meet the needs of patients and clients in the evolving and competitive diagnostics and drug development markets, the Company is committed to creating a work environment that supports a focus on the continuous development and training of its

Index

employees. With this focus, the Company believes it is well-positioned in the long term to meet the demands of the regulatory environment and accelerate its ability to innovate and develop talent in a highly skilled and competitive talent market.
Labcorp's curriculum has three primary focus areas: regulatory training, technical training, and professional development. Regulatory training is required by laws and regulations for the Company to operate in certain areas within the life sciences industry and in certain jurisdictions. Technical training and professional development enable the Company to compete more effectively in the life sciences industry.
The Company maintains an extensive library of over 46,000 courses that are available virtually within its global learning management system. In 2021, Labcorp employees completed over 3.2 million hours of training, primarily consisting of regulatory and technical training. In addition, due to the Company’s access to sensitive and personally identifiable information, employees completed over 1.3 million IT security training courses, representing more than 300,000 total hours, with the goal of maintaining IT system safety and security for clients and patients.
Labcorp also invests in the professional development of its talent, and in retaining our best employees for future internal opportunities. In 2021, employees completed more than 65,000 hours of professional development.
Challenges in the talent labor market have reinforced the need to offer new and engaging learning resources. In 2021, the Company expanded its approach to tuition assistance, helping an additional 500 employees complete college degrees in the life science and healthcare fields. In addition, Labcorp added new relationships with leading learning partners that provide open, online courses. These partners provide video courses, job aides, and short, self-paced learning taught by industry experts.
Health and Safety
The nature of the Company's business requires employees to work directly with patients and animals. This includes the handling, processing, and testing of human or animal specimens on a daily basis. As the health and safety of employees is a primary concern, the Company has established numerous employee health and safety protocols, including engineering and administrative controls, policies, procedures, processes, and training to minimize the potential for, and the severity of, work-related injuries and illnesses.
In 2021, the Company reorganized its Environment, Health and Safety (EHS) function, combining Dx and DD programs to enable consistency and common policies, procedures, and areas of focus. The Company was able to maintain its work-related injury rate per 100 employees at a low 1.6, and to reduce its work-related lost work injury rate per 100 employees by 40%, from 0.5 to 0.3. The Company also implemented a common Corporate EHS Audit process, allowing it to assess locations against common expectations and performance criteria. In response to COVID-19, the Company modified the audit format so that it could be effectively performed virtually.
While COVID-19 presented continued challenges, the Company minimized the impact on staff and operations through careful planning and consistent global implementation of precautionary measures. These measures included additional cleaning and sanitization, social distancing, the use of protective equipment such as facemasks, face shields and respirators, the increased utilization of work from home, and leveraging video and communications technology.
Employee Giving
The Labcorp Charitable Foundation, a private, charitable 501(c)(3) organization established by the Company, invested in more than 70 programs in 2021 that align with the Company’s strategic mission to improve health and improve lives. The Foundation’s funding supports the focus areas of health, education, and community across the globe.
In addition, the Company's employees took advantage of many opportunities to support charitable causes and make a positive impact in their communities.
Annually, U.S. colleagues have the opportunity to automatically direct a portion of each paycheck to one or more of six selected charities through the Employee Giving Campaign: the American Cancer Society, American Heart Association, American Diabetes Association, American Red Cross (Disaster Relief), United Way, and the National Urban League. Employee contributions support these charities to provide needed services in their local communities and across the nation.
The Company's global colleagues also support the local communities where they live and work. For example, as India endured a second, severe wave of positive COVID-19 cases, Labcorp’s India Crisis Management Team helped 2,398 employees and their families get vaccinated. Additionally, in celebration of Earth Day, Labcorp colleagues in China took an active part in the American Chamber of Commerce Shanghai Annual E-waste Drive, in which employees donated personal electronics that they no longer use. The donated equipment was distributed to schools throughout rural communities in China to improve access to technology.

Index

Customers
The Company provides its services to a broad range of customers across Dx and DD. The primary customer groups serviced by the Company include:
•Health Plans. The Company serves many health plans, including MCOs and other health insurance providers, each of which operate on a national, regional, or local basis. In certain locations, health plans may delegate to independent physician associations (IPAs) or other alternative delivery systems (e.g., ACOs) the ability to negotiate for services on behalf of certain members.
•Pharmaceutical, Biotechnology, Medical Device, and Diagnostics Companies. The Company provides development services to hundreds of pharmaceutical, biotechnology, medical device, and diagnostics companies, ranging from the world's largest multi-nationals to emerging, small and mid-market companies.
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
•Other Customers. The Company serves a broad range of other customers, including, but not limited to, governmental agencies, employers, patients and consumers, CROs, crop protection and chemical companies, academic institutions, independent clinical laboratories, and retailers.
Sales, Marketing, and Customer Service
The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. The Company's sales force is responsible for both new sales and for customer retention and relationship building.
For Dx, these market segments generally include primary care, women's health, specialty medicine (e.g., infectious diseases, endocrinology, gastroenterology, and rheumatology), oncology, ACOs, and hospitals and health systems, with different representatives focused on each segment to better understand and respond to the unique needs of each clinical area. The DD global sales organization provides customer coverage across the pharmaceutical, biotechnology, and medical device industries for services including lead optimization, preclinical safety assessment, analytical services, clinical trials, central laboratories, biomarkers, and companion diagnostics, market access and technology solutions. As part of the Company's ongoing strategic priority to maximize the value of its unique leadership in both diagnostics and drug development, sales representatives from each business segment work together on outreach to potential customers of each business, including hospitals and health systems that may purchase testing and participate in clinical trials, or pharmaceutical, biotechnology or medical device companies whose studies may benefit from use of Dx’s specialty testing or network of PSCs.
In mid-2021, Labcorp launched its “In Pursuit of Answers” campaign to emphasize the Company's commitment to its customers and the dedication of its employees. This campaign also highlights the Company's impact on public health, its new, unified brand, and its critical role in the fight against COVID-19.
Market Opportunity
Dx
The Company believes that in 2021, the U.S. clinical laboratory testing industry generated revenues of more than $80 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories, and independent clinical and anatomical pathology laboratories, such as those operated by Dx.
The clinical laboratory business is intensely competitive. CMS has estimated that, as of January 2022, there were 9,254 hospital-based laboratories, 131,238 physician-office laboratories, and 8,430 independent clinical and anatomic pathology laboratories in the U.S. Dx competes with all of those laboratories.
Dx believes that the selection of a laboratory is primarily based on the following factors, all of which the Company believes it competes favorably in:
•quality, timeliness, and consistency in reporting test results;
•reputation of the laboratory in the medical community or field of specialty;
•contractual relationships with MCOs;
•service capability and convenience;

Index

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
DD
 Drug development services companies like DD are also referred to as CROs and typically derive substantially all of their revenue from research and development (R&D), as well as marketing expenditures, of the pharmaceutical, biotechnology and medical device industries.
Outsourcing of R&D services to CROs has increased in the past, and is expected to continue increasing in the future. Increasing pressures to improve return on investment, to increase R&D productivity, to stay abreast of scientific advances and to comply with stringent government regulations and attempts to reduce and control the price of prescription drugs have all contributed to this outsourcing to CROs. A CRO provides clients with flexibility in aligning resources to demand. In the face of mounting complexity, the investment and amount of time required to develop new products are significant and have been increasing. These trends create opportunities for DD and other CROs that can help make the development process more efficient.
The drug development industry has many participants ranging from hundreds of small providers to a limited number of large CROs with global capabilities. DD competes against these small and large CROs, as well as in-house departments of pharmaceutical, biotechnology, medical device and diagnostic companies, and to a lesser extent, selected academic research centers, universities and teaching hospitals.
DD believes that customers selecting a CRO often consider the following factors, all of which the Company believes it competes favorably in:
•reputation for quality and regulatory compliance;
•efficient, timely performance;
•expertise and experience in operations;
•application of technology and innovation;
•specific therapeutic and scientific expertise;
•data and analytical capabilities;
•post-approval and market access services;
•ability to recruit patients;
•scope of service offerings;
•strengths in various geographic markets;
•price;
•quality of facilities;
•quality of relationships, including investigator and patient;
•ability to manage large-scale clinical trials both domestically and internationally, including the recruitment of appropriate and sufficient clinical trial subjects;
•size and scale;
•decentralized clinical trial capabilities;
•ability to develop companion diagnostics; and
•access to talent.
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

Index

vendor products and performance, and play an essential role in the Company’s approach to quality through improvements in processes and automation.
Virtually all facets of the Company’s services are subject to quality programs and procedures, including accuracy and reproducibility of tests; turnaround time; customer service; data integrity; patient satisfaction; and billing. The Company’s quality programs include measures that compare current performance against desired performance goals to monitor critical aspects of service to its customers and patients. This includes licensing, credentialing, training and competency of professional and technical staff, and internal auditing. In addition to the Company's own quality programs, the Company’s laboratories, facilities and processes are subject to on-site regulatory agency inspections and accreditation evaluations, in addition to surveys and proficiency testing, by local or national government agencies; independent external accrediting programs; and inspections and audits by customers.
Twenty eight of the Company's laboratories have received ISO-15189 accreditation, demonstrating that they meet international standards for quality and technical competence.
Information Systems
The Company is committed to developing and commercializing technology-enabled solutions to support its operations and provide better care. The Company operates standard platforms for its core business services and its financial and reporting systems. These standard systems provide consistency within workflows and information as well as a high level of system availability, security, and stability. The primary laboratory systems include standardized support for molecular diagnostics, digital pathology and enhanced specialty laboratory solutions. The Company's centralized information systems are responsible for operational efficiencies, enabling the Company to achieve consistent, structured, and standardized operating results and effective patient care.
In addition, the information systems used by Dx and DD are discussed in more detail in the sections dedicated to each of those segments.
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

Index

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
FDA and Other Regulatory Agency Laws and Regulations
Various regulatory agencies, including CMS and the FDA in the U.S., regulate the development, testing, manufacturing, labeling, advertising, marketing, distribution, storage, import, export, performance, and surveillance of diagnostic and therapeutic products and services, including certain products and services offered by the Company and the development of therapeutic products that comprise the majority of DD’s business. The FDA and other regulatory agencies periodically inspect and review the manufacturing processes and product performance of diagnostic and therapeutic products, while CMS, certain state programs, and accreditation entities inspect and review the facilities, personnel, and procedures of clinical laboratories and their laboratory operations. The FDA and other regulatory agencies also periodically inspect clinical study sites and CROs that conduct clinical trials, including test facilities that perform tests on samples from human subjects enrolled in such clinical studies of drugs, biologics, and medical devices. These agencies have the authority to take various administrative and legal actions for noncompliance, such as fines, withdrawal of product approval, warning or untitled letters, seizures, recalls, injunctions, and other civil and criminal sanctions.
Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (LDTs), which are assays developed and performed in-house by clinical laboratories and can be made available to the public without pre-market review by the FDA (although COVID-19 diagnostic PCR LDTs have been subject to FDA pre-market requirements as a consequence of the national health emergency). Various regulatory and legislative proposals are under consideration, including some that could increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the Company is difficult to predict at this time.
There are similar national and regional regulatory agencies, and regulations, in the jurisdictions outside of the U.S. in which the Company operates. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)), scheduled to become applicable May 26, 2022, establishes a new legislative framework for in vitro diagnostic devices including a rule-based classification and quality and safety standards. The Company continues to assess and prepare for compliance with the EU IVDR, where applicable.
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

Index

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
Some Dx products are regulated by the FDA as medical devices. The FDA defines a medical device in part as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article which is intended for the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease in man. FDA regulates the development, testing, manufacturing, marketing, post‑market surveillance, distribution, advertising and labeling of products classified as medical devices separate from clinical diagnostic testing services offered under CLIA requirements. FDA regulatory requirements include: all of the relevant elements of the Quality System Regulation (which requires manufacturers to follow stringent design, testing, control, documentation and other quality assurance procedures), labeling regulations, restrictions on promotion and advertising, Medical Device Reporting regulations (which requires the manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), the Reports of Corrections and Removals regulations (which requires manufacturers to report certain recalls and field actions to the FDA), and other post-market requirements.
To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, operating restrictions, partial suspension or total shutdown of production; refusal to grant clearance or approvals of new devices; withdrawal of clearance or approval; and civil or criminal prosecution.
Animal Welfare Laws and Regulations
The conduct of animal research at DD’s facilities in the U.S. must be in compliance with the Animal Welfare Act (AWA), which governs the care and use of warm-blooded animals for research in the U.S. other than laboratory rats, mice, and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. DD complies with licensing and registration requirement standards set by the USDA and similar agencies in foreign jurisdictions such as the European Union, the U.K., and China for the care and use of regulated species. If the USDA determines that DD’s equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. The USDA may impose fines, suspend and/or revoke licenses and registrations, or confiscate research animals. Other countries where the Company conducts business have similar laws and regulations with which the Company must also comply. In addition, certain of DD’s animal-related activities may be subject to regulation by the U.S. Centers for Disease Control and Prevention (CDC), the Office of Laboratory Animal Welfare of the National Institutes of Health, the U.S. Fish and Wildlife Service, and similar organizations in other jurisdictions.
Payment for Clinical Laboratory Services
In 2021, Dx derived approximately 10.1% of its revenue directly from traditional Medicare and Medicaid programs. In addition, Dx's other commercial laboratory testing business that is not directly related to Medicare or Medicaid nevertheless depends significantly on continued participation in these programs and in other government healthcare programs, in part because customers often want a single laboratory to perform all of their testing services. In recent years, both governmental and private-sector payers have made efforts to contain or reduce healthcare costs, including reducing reimbursement for clinical laboratory services.

Index

Reimbursement under the Medicare PFS is capped at different rates in each Medicare Administrative Contractor's jurisdiction. Pursuant to PAMA, reimbursement under the CLFS is set at a national rate that is updated every three years for most tests. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Laboratories primarily bill and are reimbursed by Medicare and Medicaid directly for covered tests performed on behalf of Medicare and Medicaid beneficiaries. For beneficiaries that participate in Managed Medicare and Managed Medicaid plans, laboratory bills are submitted to and paid by MCOs that manage those plans. Approximately 8.5% of Dx's revenue is reimbursed directly by Medicare under the CLFS.
Many pathology services performed by Dx are reimbursed by Medicare under the PFS. The PFS assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The PFS is also subject to adjustment on an annual basis. Such adjustments can impact both the conversion factor and relative value units. The Sustainable Growth Rate (SGR), the formula previously used to calculate the fee schedule conversion factor, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, Congress intervened repeatedly to prevent these payment reductions, and the conversion factor was increased or frozen for the subsequent year. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) permanently replaced the SGR formula and transitioned PFS reimbursement to a value-based payment system. MACRA retroactively avoided a 21.2% reduction in PFS reimbursement that had been scheduled for April 1, 2015, and provided for PFS conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by no updates for 2020-2025, and updates that vary based on participation in alternative payment models in subsequent years. These changes to the conversion factor may be offset by reductions to the relative value units, as was the case with the 2016 PFS reductions. For 2022, Congress increased the conversion factor by 3.0% over the amount announced in the final rule, instead of allowing a 3.75% reduction to take effect. Approximately 0.4% of Dx's revenue is reimbursed under the PFS.
In addition to changes in reimbursement rates, Dx is also impacted by changes in coverage policies for laboratory tests and annual CPT coding revisions. Medicare, Medicaid and private payer diagnosis code requirements and payment policies negatively impact Dx's ability to be paid for some of the tests it performs. Further, some payers require additional information to process claims, employ third-party utilization management tools, or have implemented prior authorization policies which delay or prohibit payment. In 2021, there were limited coding and billing changes. While limited changes are expected to be implemented in 2022, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.
Future changes in national, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company.
Further healthcare reform could occur in 2022, including changes to the ACA and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
Privacy, Security and Confidentiality of Health Information and Other Personal Information
In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) was designed to address issues related to the security and confidentiality of health information and to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions. These regulations apply to health plans and healthcare providers that conduct standard transactions electronically and healthcare clearinghouses (covered entities). Six such regulations include: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule; (v) the National Provider Identifier Rule; and (vi) the Health Plan Identifier Rule. The Company believes that it is in compliance in all material respects with each of the HIPAA Rules identified above.
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
On December 12, 2018, HHS issued a request for information (RFI) seeking input from the public on how the HIPAA regulations and the Privacy Rule, in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (NPRM) containing potential modifications to the Privacy Rule addressing standards that may impede the transition to value-based

Index

healthcare and strengthen individuals' rights to access their health information. The public comment period for the NPRM was closed on May 6, 2021. The Company is monitoring the NPRM process. If modifications to the Privacy Rule are adopted, they may impact the Company's compliance obligations under HIPAA.
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
On May 1, 2020, HHS published a final rule making the information blocking provisions (Information Blocking Rules) of the 21st Century Cures Act effective on November 2, 2020. On November 4, 2020, HHS extended the effective date of the Information Blocking Rules to April 5, 2021. The Information Blocking Rules prohibit covered actors, including healthcare providers, from engaging in activity that is likely to interfere with the access, exchanges, or use of electronic health information (EHI) unless such activity falls into one of eight exceptions. The Information Blocking Rules provide for civil monetary penalties for noncompliance by healthcare IT vendors and, separately, “appropriate disincentives” for noncompliance by healthcare providers. The Company believes that it is in compliance in all material respects with the requirements of the Information Blocking Rules.
In addition to the regulations described above, numerous other data protection, privacy and similar laws govern the confidentiality, security, use, and disclosure of personal information. These laws vary by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information. In the U.S., some state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties.
Congress and state legislatures also have been implementing new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA created transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential

Index

statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states have passed legislation similar to the CCPA, including the Virginia Consumer Data Protection Act (VCDPA), effective January 1, 2023, and the Colorado Privacy Act (CPA), effective July 1, 2023. Both the VCDPA and CPA heavily mirror the principles and requirements of the CCPA; however, neither provides for a private right of action. The Company implemented processes to manage compliance with the CCPA and continues to assess the impact of the CPRA, VCDPA, and CPA on the Company’s business as additional information and guidance becomes available.
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
The European Union General Data Protection Regulation (GDPR) Regulation (EU) 2016/679, became effective May 25, 2018, replacing Directive 95/46/EC. The GDPR established requirements applicable to the use and transfer of personal data and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The GDPR requires transparency with regard to the means and purposes of processing of personal data; collection of consent to process personal data in certain circumstances; the ability to provide records of processing upon request by a supervisory authority or data controller; implementation of appropriate technical and organizational measures to maintain security of personal data; notification of personal data breaches to supervisory authorities, data controllers, and individuals within expedient time frames; and performance of data protection impact assessments for certain processing activities. The GDPR also provides individual data subjects with certain rights, where applicable, including the right of access, the right to rectification, the right to be forgotten, the right to restrict or object to processing, and the right to data portability. The GDPR requires that personal data may only be transferred outside of the European Union to a country that offers an adequate level of data protection under standards set by the European Union, or where such transfer is otherwise pursuant to a legal framework approved by the European Union. On July 16, 2020, the Court of Justice of the European Union (CJEU) released its decision in Data Protection Commission v. Facebook Ireland Limited, Maximillian Schrems (Schrems II), which invalidated the EU-U.S. Privacy Shield as a legal framework for the transfer of personal data outside of the European Union, and suggesting additional safeguards for the use of Standard Contractual Clauses (SCCs) as a legal framework for the transfer of personal data outside of the European Union. On June 4, 2021, the European Commission release updated SCCs, which, in part, adopted many of the additional safeguards highlighted in the Schrems II decision. Companies using SCCs for the transfer of personal data outside of the European Union are required to use the new SCCs for new transfers of personal data as of September 27, 2021, and for all transfers of personal data as of December 27, 2022. The Company has established processes and frameworks to manage compliance with the GDPR and other global privacy and data protection requirements, and to manage preparation for future enacted regulations. Compliance could impose significant costs on the Company.
In addition to the GDPR, numerous other countries have laws governing the collection, use, disclosure, and transmission (including cross-border transfer) of personal information, including medical information. The legislative and regulatory landscape for privacy and data protection is complex and continually evolving. Data protection regulations have been enacted or updated in regions where the Company does business including in Asia, Latin America, and Europe, and in countries such as Canada, India, and the UK. Failure to comply with these regulations may result in, among other things, civil, criminal and contractual liability, fines, regulatory sanctions and damage to the Company’s reputation.
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

Index

efforts and compliance risks. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute.
The U.S. Anti-Kickback Statute prohibits knowingly providing anything of value in return for, or to induce the referral of, Medicare, Medicaid or other U.S. federal healthcare program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in U.S. federal healthcare programs. The OIG has published “safe harbor” regulations that specify certain arrangements that are protected from prosecution under the Anti-Kickback Statute if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Statute; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case-by-case basis. Many states have their own Medicaid anti-kickback laws, and several states also have anti-kickback laws that apply to all payers (i.e., not just government healthcare programs).
From time to time, the OIG issues alerts and other guidance on certain practices in the healthcare industry that implicate the Anti-Kickback Statute or other fraud and abuse laws. OIG Special Fraud Alerts and Advisory Opinions relevant to the Company set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the U.S. fraud and abuse laws, including the Anti-Kickback Statute. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering or providing discounted laboratory services billed to referral sources in return for referrals of other tests that are billed to U.S. federal healthcare programs; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pickup and disposal of biohazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; (vi) providing free testing for healthcare providers, their families and their employees (i.e., so-called “professional courtesy” testing); (vii) rental of space in physician offices by equipment suppliers or other healthcare entities to which the physicians make referrals; (viii) compensation paid by laboratories to physicians for blood specimen processing and for submitting patient data to registries; and (ix) remuneration provided to physicians and other health care professionals by pharmaceutical and medical device companies in connection with company-sponsored speaker programs.
In addition to the Anti-Kickback Statute, in October 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018 (EKRA), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. As drafted, an EKRA prohibition on incentive compensation to sales employees is inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued, and there is no additional DOJ or other government guidance to indicate how and to what extent it will be applied and enforced in the industry. The Company is working through its trade association to address the scope of EKRA.
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
In December 2020, the OIG and CMS published final rules to amend the regulations implementing the Anti-Kickback Statute and the Stark Law, respectively. The amendments were primarily intended to alleviate perceived impediments to coordinated care and value-based compensation arrangements through new safe harbors to the Anti-Kickback Statute and new exceptions to the Stark Law, and have varying degrees of applicability to laboratories. The CMS final rule incorporates laboratories and permits support for value-based arrangements, under certain conditions for purposes of the Stark Law. However, the OIG final rule generally excludes laboratories from protection under the Anti-Kickback Statute safe harbors for

Index

value-based arrangements.
There are a variety of other types of U.S. and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims and that require certain companies to disclose payments and other transfers of value to certain healthcare professionals and providers. The Company seeks to conduct its business in compliance with all U.S. and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid, and other U.S. or state healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a U.S. healthcare program, or material loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company's business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company's business.
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
In November 2021, CMS published a final rule for the 2022 Medicare Physician Fee Schedule, which included further program integrity requirements. CMS finalized its proposal to expand the categories of parties within the purview of the denial and revocation provisions to include excluded administrative or management services personnel who furnish services payable by a federal healthcare program, such as a billing specialist, accountant, or human resources specialist. CMS also codified the billing privilege deactivation rebuttal process, under which a provider or supplier would have 15 calendar days from receipt of written notice of a deactivation to submit a rebuttal, and CMS could, in its discretion, extend the 15-day period to account for certain special situations. In addition, CMS defined factors it would use to determine whether revocation or suspension of billing privileges is appropriate due to a pattern or practice of non-compliant billing, which would be: (a) the percentage of submitted claims that were denied during the period under consideration; (b) whether the provider or supplier has any history of final adverse actions and the nature of any such actions; (c) the type of billing non-compliance and the specific facts surrounding said non-compliance (to the extent this can be determined); and (d) any other information regarding the provider's or supplier's specific circumstances that CMS deems relevant to the determination. This is a reduction in the number of factors that were previously considered and a revision of some previous factors.
Environment, Health, and Safety
The Company is subject to licensing and requirements under laws and regulations relating to the protection of the environment, and employee health and safety. These laws and regulations include the safe handling, use, transportation and disposal of potentially infectious and hazardous materials; the assessment of potential work-related risks and establishment of work practice and engineering controls, and providing protective clothing and equipment, training, and medical surveillance; designed to minimize risk to employee health and safety and the environment.
The Company is committed to reducing its carbon footprint. Labcorp participates in the Carbon Disclosure Project (CDP) and the EcoVadis sustainable procurement rating processes and has committed to submitting a Science Based Target by the end of 2022. Energy-saving measures at Company facilities include for example, installation of more efficient boilers, chillers, ventilation systems and LED lighting, engaging in waste-to-energy disposition, and reducing waste going to landfills. Funding for these and similar projects continued through 2021 and are continuing in 2022.
The Company seeks to comply with all relevant environment, employee health and safety laws and regulations. Failure to comply could subject the Company to various administrative and/or other enforcement actions.
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
Compliance Program
The Company maintains a comprehensive, global compliance program that includes ongoing evaluation and monitoring of its compliance with the laws and regulations of the U.S. and the other countries in which it has operations. The objective of the Company’s compliance program is to develop, implement, monitor, and update compliance safeguards, as appropriate. Although the Company is subject to a broad range of regulations, its compliance program has a particular focus on regulations related to healthcare fraud and abuse, anti-kickback, physician self-referral, government reimbursement programs, anti-bribery/anti-corruption, anti-human trafficking, and trade sanctions, among others. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs, monitoring and auditing activities, and providing systems for reporting and investigation of potential or actual compliance concerns. The compliance program demonstrates the Company's commitment to conducting business at the highest standards of ethical conduct and integrity.
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
The Company uses state-of-the art tools and advanced analytics to proactively identify and protect against potential information system disruptions and breaches; to monitor, test and secure key networks and services; and to facilitate prompt resumption of operations if a system disruption or interruption should occur. The Company has implemented policies and procedures designed to comply with global laws and regulations related to the privacy and security of personal and health information. Additionally, the Company maintains a comprehensive behavior management and communications program, which addresses the human element of cybersecurity by providing staff with extensive awareness, education, and training to help prevent cybercrime from succeeding through human error.
The Company is exposed to risks related to information security arising from the information technology systems and operations of third parties, including the Company's vendors and partners. Therefore, a stringent process is followed for evaluating the cybersecurity status of vendors or third parties that will have access to the Company's data or information technology systems. The Company also carries cybersecurity and business interruption insurance.
Over the past several years, the Company has significantly increased its investment in cybersecurity technology and training to help protect its information technology systems and operations in response to the ever-evolving cyber threat landscape. Additional resources will be dedicated as needed to expand the Company’s ability to investigate and remediate any cybersecurity vulnerabilities, and to manage any impact of a cybersecurity event on its business and operations.
In July 2018, the Company experienced a ransomware incident which affected certain Dx information technology systems. The incident temporarily affected certain other information technology systems involved in conducting Company-wide operations. An investigation determined that the ransomware did not and could not transfer patient or client data outside of Company systems and that there was no theft or misuse of patient or client data.

Index

On May 14, 2019, Retrieval-Masters Credit Bureau, Inc. d/b/a/ American Medical Collections Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company's patients (the AMCA Incident). The Company is involved in pending and threatened litigation related to the AMCA Incident, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 14 Commitments and Contingencies to the Consolidated Financial Statements.
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
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. Fluctuations in the number of COVID-19 cases typically result in corresponding fluctuations in the Company's COVID-19 PCR and antibody testing (COVID-19 Testing) volumes and its Base Business (operations except for COVID-19 Testing), and may have a negative effect on the Company's business and financial performance. Given the continued unpredictability pertaining to the COVID-19 pandemic, the impact on the Company's business continues to be uncertain and depends on a number of evolving factors that the Company may not be able to predict or effectively respond to.
A further spread of COVID-19, including the rise of variants, and the Company’s initiatives to help limit the spread of the illness, continue to impact the Company’s ability to carry out its business as usual, which could materially adversely impact its business and financial condition. The Company has incurred additional costs in order to provide for the safety of its employees and the continuity of its operations, including increased frequency of deep cleaning and sanitation at each of its physical locations, additional safety training and processes, enhanced hygiene practices and materials, flexible and remote working where possible, and allowing for greater social distancing for the Company’s employees who must work on-site. Additionally, the Company has made a number of changes at the Company’s patient service centers (PSCs) for the comfort and safety of the patients, many of which have also increased costs for the Company. For example, the Company set aside the first business hour of every day for vulnerable patients, launched a mobile check-in process that allows patients to wait for their appointment from within their car or other nearby location, and increased sanitation and disinfection in check-in areas, waiting rooms, bathrooms, and hallways with CDC-approved disinfectants.
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
The Company expects to continue to incur additional costs, which may be significant, as it continues to implement operational changes in response to this pandemic. Further, the COVID-19 pandemic has disrupted and could continue to disrupt the Company’s supply chain, including by impacting its ability to secure test collection supplies, equipment and testing supplies for its facilities, personal protective equipment for its employees in its testing locations, PSCs, and drug development clinics. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that are critical to the Company’s business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact the Company’s business, financial results, cash flows, and financial position.
During 2020 and 2021, the Company diverted resources to developing and enhancing the accessibility of COVID-19 testing, while at the same time taking certain steps with respect to its business strategy in order to increase cash flexibility. For example, in 2020 the Company temporarily suspended its share repurchase program, applied a heightened threshold to acquisition

Index

activity, and delayed some of its non-COVID-19 related capital expenditures. These measures, and any other measures the Company has taken and will continue to take to mitigate COVID-19, may be insufficient to ensure the financial stability of the Company, or may have other adverse impacts on the Company’s business, results of operations, cash flows, and financial position. Additionally, if the pandemic continues for an extended period of time, the Company may be forced to prioritize its application of resources to the continued mitigation of COVID-19, at the expense of other potentially profitable opportunities or initiatives, such as through the development of new products or selected business acquisitions.
If the Company does not respond appropriately to the ongoing COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
On March 11, 2020, the outbreak of COVID-19 was declared a global pandemic and containment and mitigation measures were recommended; six days prior to this characterization, the Company announced the availability of its Labcorp 2019 Novel Coronavirus (COVID-19) PCR test, which detects the presence of the underlying virus that causes COVID-19, for use with patients who meet current guidance for evaluation of infection with COVID-19. Through 2020 and 2021, the Company launched multiple options to expand access to COVID-19 PCR and antibody testing, and introduced a series of innovations to increase test capacity, throughput, and efficiency to maximize the use of supplies. The Company performed approximately 30 million PCR tests and 4 million antibody tests in 2021, and has maintained the capacity to perform 275,000 PCR tests and 300,000 antibody tests per day. The Company's testing capacity remains dependent on access to multiple testing platforms and the availability of equipment and testing supplies and key personnel. The Company's central laboratory business has also seen a significant increase in demand for sample collection supplies and kits and for clinical trials testing, which has put some pressure on the Company's supply chain and caused some delays in delivery of kit orders and clinical trial testing result delivery. Despite the Company's efforts to obtain adequate clinical trial kit and testing supplies and expand its capacity to make clinical trials collection kits and perform clinical trials testing, the Company may not be successful in meeting the increased demand, and the Company’s customers and other stakeholders may perceive the Company’s responses to the pandemic as insufficient, inadequate or not equivalent to or better than competitors, including with respect to the availability of testing, collection kits, and the amount of time it takes for delivery of test results or fulfillment of kit orders. Factors that may be out of the Company’s control, such as the availability of equipment, supplies, and key personnel and geographical changes in demand, may impact the Company’s ability to meet customer demand and the Company's other responses to the COVID-19 pandemic, and may have an adverse effect on the Company’s operations. Any such disruptions could result in negative publicity, and the Company could suffer damage to its reputation, which could adversely affect its business, results of operations, cash flows, and financial position.
The success of the Company is dependent in part on the efforts of its management team and employees, and the COVID-19 pandemic could divert or hinder the Company’s human capital resources, which may adversely affect the Company’s operations.
The Company’s management team and employees have been acutely focused on efforts to respond to and mitigate COVID-19, including developing COVID-19 Testing. The Company has maintained its capacity to perform COVID-19 Testing and maintain the time for delivering test results. The Company’s management team continues to work closely with federal and state authorities, health officials, clients, and other key constituencies to make testing available to patients. These response efforts have required, and will continue to require, a large investment of time and resources that would otherwise be focused on the development and growth of the Company. Further, the Company's ability to maintain and expand testing capacity depends upon maintaining and expanding its employee population. If the Company’s management team or employees become unavailable due to illness or from other related factors, its operations could be materially adversely affected.
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

Index

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

Index

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

Index

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
The conduct of animal research at DD’s facilities must be in compliance with applicable laws and regulations in the jurisdictions in which those activities are conducted. These laws and regulations include the U.S. Animal Welfare Act (AWA), which governs the care and use of warm-blooded animals for research in the U.S. other than laboratory rats, mice and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. Similar laws and regulations apply in other jurisdictions in which DD conducts animal research, including the UK, EU, and China. DD complies with licensing and registration requirement standards set by these laws and regulations in the jurisdictions in which it conducts animal research. If an enforcement agency determines that DD’s equipment, facilities, laboratories or processes do not comply with applicable standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For noncompliance, the agency may take action against DD that may include fines, suspension and/or revocation of animal research licenses, or confiscation of research animals.
U.S. FDA regulation of diagnostic products, increased FDA regulation of laboratory-developed tests (LDTs), and regulation by other countries of diagnostic products could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon the Company’s business.
The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution, and surveillance of diagnostic products, and it regularly inspects and reviews the

Index

manufacturing processes and product performance of diagnostic products. Dx’s point-of-care testing devices are subject to regulation by the FDA.
Since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices, but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance has not been finalized, and FDA has instead continued its enforcement discretion policy and has indicated that it intends to work with Congress to enact comprehensive legislative reform of diagnostics oversight. As such, LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. On February 20, 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency has determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that while it is committed to work with Congress on new comprehensive diagnostic oversight reform legislation, it could still take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. Even without issuance of a finalized LDT oversight framework, in light of the April 4, 2019, FDA warning letter issued to Inova Genomics Laboratory related to certain LDTs that Inova offered, as well as the February 2020 pharmacogenetics statement, there may be an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval.
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
Regulation of diagnostics products in jurisdictions outside the U.S. in which the Company operates may impact laboratory testing offered by the Company in both Dx and DD. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)), scheduled to become applicable May 26, 2022, establishes a new legislative framework for in vitro diagnostic devices including a rule-based classification and quality and safety standards.
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
The Company’s operations are dependent upon ongoing demand for diagnostic testing and drug development services by patients, physicians, hospitals, MCOs, pharmaceutical, biotechnology and medical device companies and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing and drug development services, as well as the ability of customers to pay for services rendered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact the Company’s ability to meet its financing needs in the future. For additional risks, see “Risk Factors - Risks Related to the COVID-19 Pandemic” in Part I - Item 1A.
Healthcare reform and changes to related products (e.g., health insurance exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in capitated reimbursement mechanisms and evolving delivery models, could have a material adverse effect on the Company's revenues, profitability and cash flow.

Index

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
Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the commercial laboratory provider. The Company makes significant efforts to obtain adequate compensation for its services in its capitated arrangements. For the year ended December 31, 2021, such capitated contracts accounted for approximately $332.3 million, or 3.2%, of Dx's revenues.
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
The Company expects the efforts to impose reduced reimbursement, more stringent payment policies, and utilization and cost controls by government and other payers to continue. If Dx cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume, and/or introducing new services and procedures, it could have a material adverse effect on the Company’s revenues, profitability and cash flows. In 2014, Congress passed PAMA, requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. On June 23, 2016, CMS issued a final rule to implement PAMA that required applicable laboratories, including Dx, to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS exercised enforcement discretion to permit reporting for an additional 60 days, through May 30, 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits,

Index

which were revised by Congress in 2019 and 2020. For 2018-2020, a test price could not be reduced by more than 10% per year. As a result of provisions included within the CARES Act, PAMA rate reductions for 2021 were suspended, and therefore the Company did not experience any incremental reimbursement rate impact due to PAMA in 2021. As a result of the Protecting Medicare and American Farmers from Sequester Cuts Act that became law in December 2021, the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2022 were delayed by one additional year, and the Company will not experience incremental reimbursement rate impact due to PAMA in 2022.
For 2023-2025, a test price cannot be reduced by more than 15.0% per year. The process of data reporting and repricing will be repeated every three years for Clinical Diagnostic Laboratory Tests (CDLTs) beginning in 2023. CFLS rates for 2026 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for CDLTs established in 2018 will continue in 2023. New CLFS rates will be established in 2024 based on data from 2019 to be reported in 2023. New CLFS rates will be established in 2027 based on data from 2025 to be reported in 2026. CLFS rates for Advanced Diagnostic Laboratory Tests (ADLTs) will be updated annually.
CMS published its initial proposed CLFS rates under PAMA for 2018-2020 on September 22, 2017. Following a public comment period, CMS made adjustments and published final CLFS rates for 2018-2020 on November 17, 2017, with additional adjustments published on December 1, 2017. For 2020, the Company realized a net reduction in reimbursement of approximately $72.01 million from all payers affected by the CLFS (approximately $107.0 million in 2019). 2021 and 2022 PAMA rates were frozen as described above. Unless implementation of PAMA is further delayed or changed, an additional reduction of approximately $100.0 million is expected for 2023, from all payers affected by the CLFS.
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
Changes in government regulation or in practices relating to the pharmaceutical, biotechnology, or medical device industries could decrease the need for certain services that DD provides.
DD assists pharmaceutical, biotechnology and medical device companies in navigating the regulatory approval process. Changes in regulations such as a relaxation in regulatory requirements or the introduction of simplified approval procedures, or an increase in regulatory requirements that DD has difficulty satisfying or that make its services less competitive, could eliminate or substantially reduce the demand for its services. Also, if government efforts to contain drug and medical product and device costs impact profits from such items, or if health insurers were to change their practices with respect to reimbursement for those items, some of DD’s customers may spend less, or reduce their growth in spending on R&D.
On December 13, 2016, the 21st Century Cures Act was signed into law. This Act provides funding designed to increase government spending on certain drug development initiatives; contains several provisions designed to help make the drug development process more streamlined and efficient; and allows the FDA to increase staffing to support drug, medical product and device development, review and regulation. These provisions should be helpful to CROs, including DD, and their customers to the extent that they capitalize on the use of data, adaptive trial designs, real-world evidence, biomarkers and other development tools that are accepted by the FDA.
In addition, implementation of healthcare reform legislation that adds costs could limit the profits that can be made from the development of new drugs and medical products and devices. This could adversely affect R&D expenditures by such companies, which could in turn decrease the business opportunities available to DD both in the U.S. and other countries. New laws or regulations may create a risk of liability, increase DD costs or limit service offerings through DD.
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

Index

Competitors in the CRO industry range from hundreds of smaller CROs to a limited number of large CROs with global capabilities. DD’s main competition consists of these small and large CROs, as well as in-house departments of pharmaceutical, biotechnology and medical device companies and, to a lesser extent, select universities and teaching hospitals. DD’s services have from time to time experienced periods of increased price competition that had an adverse effect on a segment's profitability and consolidated revenues and net income. There is competition among CROs for both customers and potential acquisition candidates. Additionally, few barriers to entering the CRO industry further increases possible new competition.
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
 Currently, most commercial laboratory testing is categorized as high or moderate complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care of laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories, and it has taken responsibility from the U.S. Centers for Disease Control and Prevention for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.
Operations may be disrupted and adversely impacted by the effects of adverse weather, other natural disasters, geopolitical events, public health crises, and other events outside of the Company's control.

Index

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
The Company depends on third parties to provide services critical to the Company’s business. Although the Company has a significant proprietary network of ground and air transport capabilities, certain of the Company's businesses are heavily reliant on third-party ground and air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people. A significant disruption to these travel systems, or the Company's access to them, could have a material adverse effect on the Company's business. The Company is also reliant on an extensive network of third-party suppliers and vendors of certain services and products, including for certain animal populations. Disruptions to the continued supply, or increases in costs, of these services, products, or animal populations may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cyber attacks, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow the Company’s performance standards and requirements. Disruption of supply could have a material adverse effect on the Company’s business.
A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse effect on the Company's business objectives and its revenues and profitability.
Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's scientific capabilities and enhance therapeutic expertise, enhance esoteric testing and global drug development capabilities, and increase presence in key geographic areas. Since 2016, the Company has invested net cash of approximately $4.2 billion in strategic business acquisitions. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
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
Continued and increased consolidation of MCOs, pharmaceutical, biotechnology and medical device companies, health systems, physicians and other customers could adversely affect the Company's business.
Many healthcare companies and providers, including MCOs, pharmaceutical, biotechnology and medical device companies, health systems and physician practices are consolidating through mergers, acquisitions, joint ventures and other types of transactions and collaborations. In addition to these more traditional horizontal mergers that involve entities that previously competed against each other, the healthcare industry is experiencing an increase in vertical mergers, which involve entities that previously did not offer competing goods or services. As the healthcare industry consolidates, competition to

Index

provide goods and services may become more intense, and vertical mergers may give those combined companies greater control over more aspects of healthcare, including increased bargaining power. This competition and increased customer bargaining power may adversely affect the price and volume of the Company’s services.
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
The loss of key management personnel or the inability to attract and retain experienced and qualified employees at the Company’s clinical laboratories, drug development, and diagnostic facilities could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team. Success in maintaining the Company’s leadership position in genomic and other advanced testing and diagnostic technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s early discovery, clinical and commercial laboratories also depend on employing and retaining qualified and experienced professionals, including specialists, who perform laboratory research activities and testing services. The same is true for patient-facing staff with specialized training required to perform activities related to specimen collection or clinical research activities. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. Changes in key management, or the ability to attract and retain qualified personnel, as a result of increased competition for talent, wage growth, or other market factors, could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, and inefficiencies and increased costs, any of which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
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

Index

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
DD’s revenues depend on the pharmaceutical, biotechnology and medical device industries.
DD’s revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. In some instances, these companies are reliant on their ability to raise capital in order to fund their R&D projects. These companies are also reliant on reimbursement for their products from government programs and commercial payers. Accordingly, economic factors and industry trends affecting DD’s customers in these industries may also affect DD. If these companies were to reduce the number of R&D projects they conduct or outsource, whether through the inability to raise capital, reductions in reimbursement from governmental programs or commercial payers, industry trends, economic conditions or otherwise, DD could be materially adversely affected.
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

Index

activity will be effective in insulating it from the risks associated with the underlying transactions, that the Company would not have been better off without entering into these hedges, or that the Company will not have to pay additional amounts upon settlement.
The Company’s level of indebtedness could adversely affect the Company’s liquidity, results of operations and business.
At December 31, 2021, indebtedness on the Company's outstanding Senior Notes totaled approximately $5,450.0 million in aggregate principal. The Company is also a party to credit agreements relating to a $1.0 billion revolving credit facility. Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment-grade-rated borrowers, and the Company is required to maintain a leverage ratio within certain limits.
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
The Company receives and stores certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. The Company also works with third-party service providers and vendors that provide technology systems and services that are used in connection with the receipt, storage, and transmission of customer personal and financial information. A compromise in the Company’s security systems, or those of the Company's third-party service providers and vendors, that results in customer personal information being obtained by unauthorized persons, or the Company’s or a third party's failure to comply with security requirements for financial transactions, including security standards for payment cards (e.g., the Payment Card Industry Data Security Standard), could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company and the imposition of fines and penalties. For example, in connection with the AMCA Incident the Company has incurred, and expects to continue to incur, costs, and the Company is involved in pending and threatened litigation, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 14 Commitments and Contingencies to the Consolidated Financial Statements.
Failure in the Company’s information technology systems or delays or failures in the development and implementation of updates or enhancements to those systems could significantly increase testing turnaround time or delay billing processes and otherwise disrupt the Company’s operations or customer relationships.

Index

 The Company’s operations and customer relationships depend, in part, on the continued performance of its information technology systems. Despite network security measures and other precautions the Company has taken, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, the Company may experience system failures or interruptions as it integrates the information technology systems of newly acquired businesses. Sustained system failures or interruption of the Company’s systems in one or more of its operations could disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results or drug development data in a timely manner and/or bill the appropriate party. Failure of the Company’s information technology systems could adversely affect the Company’s business, profitability and financial condition.
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
The Company has experienced and expects to continue to experience attempts by computer programmers and hackers to attack and penetrate the Company’s layered security controls, like the 2018 ransomware attack. The Company has also experienced and expects to continue to experience similar attempts to attack and penetrate the systems of third-party suppliers and vendors to whom the Company has provided data, like the 2019 AMCA data breach. These attempts, if successful, could result in the misappropriation or compromise of personal information or proprietary or confidential information stored within the Company's systems or within the systems of third parties, create system disruptions or cause shutdowns. External actors are developing and deploying viruses, worms and other malicious software programs that attack the Company’s systems, the systems of third-parties, or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing, or other tactics. The Company has robust information security procedures and other safeguards in place, including evaluating the cybersecurity status of third-party suppliers and vendors that will have access to the Company’s data or information technology systems, which are monitored and routinely tested internally and by external parties. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventive measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures or to investigate and remediate any information security vulnerabilities. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to the Company. Breaches of the Company’s or third parties' security measures and the unauthorized dissemination of personal, proprietary or confidential information about the Company or its customers or other third parties could expose customers’ private information. Such breaches could expose customers to the risk of financial or medical identity theft or expose the Company or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation or otherwise harm the Company’s business. Any of these disruptions or breaches of security could have a material adverse effect on the Company’s business, regulatory compliance, financial condition and results of operations.
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

Index

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

Index

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
Labcorp Diagnostics (Dx) operates through a network of patient service centers, branches, rapid response laboratories, primary laboratories, and specialty laboratories. The table below summarizes certain information as to Dx's principal operating and administrative facilities as of December 31, 2021.

Location	Nature of Occupancy
Primary Facilities:
Birmingham, Alabama	Leased
Phoenix, Arizona	Owned
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Shelton, Connecticut	Leased
Tampa, Florida	Leased
South Bend, Indiana	Leased
Westborough, Massachusetts	Leased
St. Paul, Minnesota	Owned
Raritan, New Jersey	Owned
Burlington, North Carolina (5)	Owned/Leased
Research Triangle Park, North Carolina (3)	Leased
Dublin, Ohio	Owned
Brentwood, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Spokane, Washington (3)	Leased

Index

Labcorp Drug Development (DD) operates on a global scale. The table below summarizes certain information as to DD's principal operating and administrative facilities as of December 31, 2021.

Location	Nature of Occupancy
Primary Facilities:
Mechelen, Belgium	Leased
Beijing, China	Leased
Shanghai, China (2)	Owned/Leased
Muenster, Germany	Owned
Pune, India	Leased
Bangalore, India	Leased
Singapore	Leased
Geneva, Switzerland	Owned
Eye, United Kingdom	Owned
Harrogate, United Kingdom	Owned
Huntingdon, United Kingdom	Owned
Leeds, United Kingdom	Owned
Maidenhead, United Kingdom	Leased
Shardlow, United Kingdom	Owned
York, United Kingdom	Leased
San Francisco, California	Leased
Daytona Beach, Florida	Leased
Greenfield, Indiana	Owned
Indianapolis, Indiana	Leased
Bedford, Massachusetts	Owned
Ann Arbor, Michigan	Leased
Minneapolis, Minnesota	Leased
Princeton, New Jersey	Leased
Somerset, New Jersey	Owned
Dallas, Texas	Leased
Chantilly, Virginia	Leased
Madison, Wisconsin	Owned
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
Item 3.       LEGAL PROCEEDINGS
See Note 14 Commitments and Contingencies to the Consolidated Financial Statements.
Item 4.       MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
The Company's common stock, par value $0.10 per share, or Common Stock, trades on the New York Stock Exchange or NYSE under the symbol “LH.”
Holders
On February 24, 2022, there were approximately 1,322 holders of record of the Common Stock.
Transfer Agent
The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, Shareholder Services, 6201 Fifteenth Avenue, Brooklyn, NY 11219, telephone: 800-937-5449, website: www.amstock.com.
Dividends
The Company has not historically paid dividends on its Common Stock. In December 2021, the Company announced that it plans to initiate a quarterly dividend beginning in the second quarter of 2022.
Common Stock Performance
The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2016, in each of the Company’s Common Stock, the Standard & Poor’s, or S&P Composite-500 Stock Index and the S&P 500 Health Care Index, or Peer Group, and assuming that all dividends were reinvested.
Comparison of Cumulative Total Return

	12/2016	12/2017	12/2018	12/2019	12/2020	12/2021
Laboratory Corporation of America Holdings	$100.00	$124.25	$98.43	$131.77	$158.55	$244.75
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
S&P 500 Health Care Index	$100.00	$122.08	$129.97	$157.04	$178.15	$224.71

Comparison of Cumulative Total Return
260
240
220
200
180
160
140
120
100
80
Index Stock Price
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
Period Ending
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 500 Health Care Index

Index

Issuer Purchases of Equity Securities (all amounts in millions, except per share amounts)
The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended December 31, 2021, by or on behalf of the Company, inclusive of amounts paid in respect of the accelerated share repurchase agreements (collectively, the ASR Agreements) for which the Company received 80% of the shares calculated at the price at the inception of the Agreements:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 - October 31	—	$—	—	$131.5
November 1 - November 30	—	—	—	131.5
December 1 - December 31	2.7	307.16	2.7	1,631.5
	2.7	$307.16	2.7
At the end of 2020, the Company had outstanding authorization from the board of directors (Board) to purchase $800.0 of Company common stock. On December 8, 2021, the Board adopted a new share repurchase plan authorizing repurchase of up to $2,500.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. On December 13, 2021, the Company entered into the ASR Agreements with Goldman Sachs & Co. LLC and Barclays Bank PLC (collectively, the Financial Institutions) to repurchase approximately $1,000.0 in the aggregate of the Company’s common stock (Common Stock), as part of the Company’s Common Stock repurchase program. The repurchase authorization has no expiration date.
During the first 11 months of 2021, the Company purchased 2.5 shares of its common stock at an average price of $270.55 for a total cost of $668.5. Under the ASR Agreements in December 2021, $1,000.0 was paid to the banks and the Company received 80% of the shares calculated at the price at the inception of the Agreements, approximately 2.7 shares. When the forward contract is settled during the first half of 2022, and the Company receives the remaining shares, an additional adjustment to Common Stock and additional paid-in-capital / retained earnings will be recorded. The specific number of shares that the Company ultimately will repurchase under the ASR Agreements will be based generally on the average of the daily volume-weighted average price per share of the Common Stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the Financial Institutions and various acknowledgments, representations and warranties made by the parties to one another. The initial shares received under the ASR have been removed from the outstanding share count and the final settlement is expected to be completed by the end of April 2022.
When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. At the end of 2021, the Company had outstanding authorization from the Board to purchase up to $1,631.5 of the Company's common stock.
Item 6.    SELECTED FINANCIAL DATA
Not applicable.
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)
General
During the year ended December 31, 2021, the Company's revenues grew by 15.3%, due to organic growth of 13.8%, acquisitions of 0.7% and favorable foreign currency translation of 0.9%, partially offset by the disposition of a business of 0.1%. The 13.8% increase in organic revenues includes a 14.0% contribution from Company's organic Base Business and a 0.2% decrease in COVID-19 Testing. Base Business includes the Company's business operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year over year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.
Strategic Review of Company Structure and Capital Allocation Strategy
In March 2021, the Company announced the undertaking of a comprehensive review by its Board and management team of Labcorp's structure and capital allocation strategy. The review reflected the Board's and management team's view that the

Company's value was not appropriately reflected in its stock price. As a part of this review, the Board and management worked with outside advisors, held extensive discussions with third parties, and considered a wide range of options, including significant acquisitions, divestitures, spinning off businesses, as well as spinning and merging those businesses with strategic partners. Ultimately, the Board unanimously concluded that the Company's existing structure is in the best interest of all stakeholders at this time and represents compelling opportunities to grow and create significant shareholder value. In December 2021, the Company announced the Board's conclusion, as well as actions that the management team and the Board are taking to enhance shareholder returns. These actions include:

•initiating a dividend in the second quarter of 2022, with a target dividend payout ratio of between 15% to 20% of adjusted earnings;
•authorizing a $2,500.0 share repurchase program. As part of this program, $1,000.0 is being repurchased under an accelerated share repurchase plan that is expected to be complete by the end of April 2022. On December 13, 2021, the Company entered into the ASR Agreements with the Financial Institutions to repurchase approximately $1,000.0 in the aggregate of the Common Stock, as part of the Company’s Common Stock repurchase program;
•implementing a new LaunchPad business process improvement initiative, targeting savings of $350.0 over the next three years;
•providing a longer-term outlook in connection with the announcement of the Company's 2021 year-end results in addition to the Company's annual guidance;
•providing additional business insights through enhanced disclosures beginning with Labcorp's results for the first quarter of 2022; and
•continuing a commitment to profitable growth through investments in science, innovation, and new technologies.
Management and the Board are committed to continuing to evaluate all avenues for enhancing shareholder value.
The updated capital allocation plan enables the Company to continue investment in key growth areas, including oncology, Alzheimer's disease, autoimmune disorders, and women's health. This plan is designed to fuel growth through innovation by using Labcorp's unparalleled data and insights to bring scientific advancements—both Labcorp-developed and those of other scientists—to market at scale. It reflects the Board's confidence in the Company's strong balance sheet and cash flow generation profile, as well as the Board's commitment to deploying capital to enhance value for shareholders, patients, providers, and pharmaceutical customers worldwide.
Results of Operations
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance. For discussion of 2020 results and comparison with 2019 results refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Years ended December 31, 2021 and 2020
Revenues

	Years Ended December 31,
	2021	2020	Change
Dx	$10,363.6	$9,253.4	12.0%
DD	5,845.5	4,877.7	19.8%
Intercompany eliminations	(88.2)	(152.6)	(42.2)%
Total	$16,120.9	$13,978.5	15.3%
The 15.3% increase in revenues for the year ended December 31, 2021, as compared with the corresponding period in 2020 was primarily due to organic growth of 13.8%, acquisitions of 0.7% and favorable foreign currency translation of 0.9%, partially offset by the disposition of a business of 0.1%. The 13.8% increase in organic revenues includes a 14.0% contribution from the Company's organic Base Business and a 0.2% decrease in COVID-19 Testing.
Dx revenues for the year ended December 31, 2021, were $10,363.6, an increase of 12.0% over revenues of $9,253.4 in the corresponding period in 2020. The increase in revenues was due to organic growth of 10.9%, acquisitions of 0.7%, and foreign currency translation of 0.4%. The 10.9% increase in organic revenue was due to a 11.2% contribution from organic Base Business, partially offset by a 0.3% decline in COVID-19 Testing.
Dx total volume, measured by requisitions, increased by 10.9% as organic volume increased by 10.5% and acquisition volume contributed growth of 0.5%. The organic volume growth is due to demand for organic Base Business of 10.5%, partially offset by a 0.1% reduction of COVID-19 Testing. Price/mix increased by 1.1% due to organic Base Business of 0.6%,

Index

acquisitions of 0.3%, and favorable foreign currency translation of 0.4%, partially offset by a 0.2% decline from COVID-19 Testing.
DD revenues for the year ended December 31, 2021, were $5,845.5, an increase of 19.8% over revenues of $4,877.7 in the corresponding period in 2020. The increase in revenues was due to organic Base Business growth of 19.2%, the benefit of acquisitions of 0.7%, favorable foreign currency translation of 1.8%, partially offset by lower COVID-19 Testing performed through its Central Laboratories business of 1.6% and a business disposition of 0.2%.
Cost of Revenues

	Years Ended December 31,
	2021	2020	Change
Cost of revenues	$10,496.6	$9,025.7	16.3%
Cost of revenues as a % of revenues	65.1%	64.6%
Cost of revenues increased 16.3% in 2021 as compared with 2020 and increased as a percentage of revenues to 65.1% in 2021 as compared to 64.6% in 2020. This increase was primarily due to COVID-19 Testing partially offset by Base Business recovery.
Selling, General and Administrative Expenses

	Years Ended December 31,
	2021	2020	Change
Selling, general and administrative expenses	$1,952.1	$1,729.3	12.9%
SG&A as a % of revenues	12.1%	12.4%
Selling, general and administrative expenses as a percentage of revenues decreased to 12.1% in 2021 compared to 12.4% in 2020. The decrease in selling, general and administrative expenses as a percentage of revenues is primarily due to the leveraging of the organic revenue growth and the impact of LaunchPad savings.
During 2021, the Company incurred special charges of $25.1 of acquisition and divestiture related costs, $13.3 in COVID-related costs, $6.3 in management transition costs, $18.2 in retention bonuses, $8.6 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative, and $24.3 related to miscellaneous other items. These items increased selling, general and administrative expenses by $95.8. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 11.5% for the year ended December 31, 2021. The decrease in selling, general and administrative expenses, excluding the above items, as a percentage of revenues is primarily due to leveraging the Company's infrastructure on higher revenue.
During 2020, the Company incurred special charges of $28.3 of acquisition and divestiture related costs, $10.4 in COVID-related costs, $14.6 in management transition costs, and $1.3 of non-capitalized costs associated with the implementation of a major system as part of its LaunchPad business process improvement initiative, partially offset by $2.7 in other miscellaneous items. These items increased selling, general and administrative expenses by $51.9. Excluding these charges, selling, general and administrative expenses as a percentage of revenues were 12.0% for the year ended December 31, 2020.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2021	2020	Change
Goodwill and other asset impairments	$—	$462.1	N/A
During 2020, the Company recorded goodwill and other asset impairment charges of $462.1, $450.5 within DD and $11.6 within Dx. The Company concluded that the fair value was less than carrying value for two of its reporting units and recorded goodwill impairment of $418.7 and $3.7 for DD and Dx, respectively. Additional impairment of identifiable intangible and tangible assets of $31.8 and $7.9 was recorded for DD and Dx, respectively, for impairment of a tradename, software, customer relationships, technology assets and a note receivable. There were no goodwill and other asset impairments for the year ended December 31, 2021.

Index

Amortization Expense

	Years Ended December 31,
	2021	2020	Change
Dx	$117.1	$104.9	11.7%
DD	252.5	170.5	48.0%
Amortization of intangibles and other assets	$369.6	$275.4	34.2%
The increase in amortization of intangibles and other assets from 2020 through 2021 primarily reflects the impact of acquisitions partially offset by impairment of intangible assets recorded in fiscal 2020. In addition, amortization acceleration of certain intangible assets related to trade names as a result of the Company's rebranding initiative of $88.4 and $27.5 were recognized for the years ended December 31, 2021 and 2020, respectively.
Restructuring and Other Charges

	Years Ended December 31,
	2021	2020	Change
Restructuring and other charges	$43.1	$40.6	6.1%
 During 2021, the Company recorded net restructuring charges of $43.1; $18.6 within Dx and $24.5 within DD. The charges were comprised of $16.3 in severance and other personnel costs and $28.0 in facility closures, lease terminations, and general integration activities. The charges were offset by the reversal of previously established liability of $0.4 and $0.8 in unused severance costs and facility-related costs, respectively.
During 2020, the Company recorded net restructuring charges of $40.6; $15.3 within Dx and $25.3 within DD. The charges were comprised of $14.1 in severance and other personnel costs and $17.4 for facility, operating lease right-of-use and equipment impairments, and $18.9 in facility closures and general integration activities. The charges were offset by the reversal of previously established liability of $0.6 and $9.2 in unused severance costs and facility-related costs, respectively.
Interest Expense

	Years Ended December 31,
	2021	2020	Change
Interest expense	$212.1	$207.4	2.3%
The increase in interest expense for 2021 as compared with the corresponding period in 2020 is primarily due to the costs of redeeming the 3.20% and 3.75% notes and issuing the new senior notes, partially offset by lower debt and lower cost of debt.
Equity Method Income, Net

	Years Ended December 31,
	2021	2020	Change
Equity method income, net	$26.5	$2.9	812.6%
Equity method income, net represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in income for 2021 as compared with the corresponding period in 2020 was primarily due to the write off or write down of certain of the Company's investments in 2020, which was primarily due to the negative impact of the COVID19 global pandemic, and increased profitability of the Company's joint ventures in 2021.
Other, Net

	Years Ended December 31,
	2021	2020	Change
Other, net	$42.5	$(32.1)	231.8%
The change in Other, net for the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to investment activity. During the year ended December 31, 2021, the Company recorded investment gains of $61.8 which were partially offset by a loss on a sale of a business of $6.2. During the year ended December 31, 2020, the Company adjusted certain investments due to the negative impact of the COVID-19 global pandemic. In addition, foreign currency transaction losses of $4.4 and $10.1 were recognized for the years ended December 31, 2021 and 2020, respectively.

Index

Income Tax Expense

	Years Ended December 31,
	2021	2020
Income tax expense	$747.1	$662.1
Income tax expense as a % of income before tax	23.9%	29.8%
In 2021, the Company's effective tax rate of 23.9% was favorable as compared to the 2020 tax rate of 29.8%. This was primarily related to impairment charges recorded during 2020 that were not deductible, finalization of tax audits, and the geographic mix of earnings.
Operating Results by Segment

	Years Ended December 31,
	2021	2020	Change
Dx operating income	$2,988.5	$2,634.9	13.4%
Dx operating margin	28.8%	28.5%	0.3%
DD operating income	$547.7	$37.3	1,371.0%
DD operating margin	9.4%	0.8%	8.6%
General corporate expenses	$(276.7)	$(226.8)	22.0%
Total operating income	$3,259.5	$2,445.4	33.3%
Dx operating income was $2,988.5 for the year ended December 31, 2021, an increase of 13.4% over operating income of $2,634.9 in the corresponding period of 2020 and an increase of 270 basis points in operating margin year-over-year. The increase in operating income and margin were primarily due to a recovery in the Base Business, partially offset by a decrease in COVID-19 Testing and higher personnel costs. The Company achieved its goal to deliver approximately $200 million of net savings from its three-year Diagnostics LaunchPad initiative by the end of 2021.
DD operating income was $547.7 for the year ended December 31, 2021, an increase of 1,371.0% from operating income of $37.3 in the corresponding period of 2020. The increase was primarily due to goodwill and other asset impairments in 2020, and organic Base Business growth and LaunchPad savings, partially offset by lower COVID-19 Testing and higher personnel costs in 2021. The Company continues to develop and execute new LaunchPad programs to support profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $276.7 for the year ended December 31, 2021, an increase of 22.0% over corporate expenses of $226.8 in the corresponding period of 2020. The increase in corporate expenses in 2021 is primarily due to higher incentive based compensation resulting from the financial performance of the Company.
Liquidity, Capital Resources and Financial Position
The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 10 Debt to the Company's Consolidated Financial Statements.
Management’s discussion and analysis of cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2019 may be found in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity, Capital Resources and Financial Position” section of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
In summary the Company's cash flows were as follows:

	For the Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$3,109.6	$2,135.3	$1,444.7
Net cash used for investing activities	(884.6)	(643.2)	(1,283.1)
Net cash used for financing activities	(2,065.8)	(517.4)	(252.7)
Effect of exchange rate on changes in cash and cash equivalents	(7.3)	8.6	1.8
Net change in cash and cash equivalents	$151.9	$983.3	$(89.3)

Index

Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2021 and 2020 totaled $1,472.7 and $1,320.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2021, the Company's operations provided $3,109.6 of cash as compared to $2,135.3 in 2020. The $974.3 increase in cash provided from operations in 2021 as compared with the corresponding 2020 period was primarily due to higher earnings and favorable working capital.
Cash Flows from Investing Activities
Net cash used by investing activities for the year ended December 31, 2021 was $884.6 as compared to net cash used by investing activities of $643.2 for the year ended December 31, 2020. The $241.4 increase in net cash used by investing activities for the year ended December 31, 2021, was primarily due to a year over year increase of $229.3 in cash paid for acquisitions. The Company had proceeds of 42.1 from the sale of assets and disposition of businesses during 2020 in comparison to $87.3 during 2021. Capital expenditures were $460.4 and $381.7 for the years ended December 31, 2021 and 2020, respectively. Capital expenditures in 2021 were 2.9% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue acquisitions to drive growth, to make important investments in its business, including in information technology, and to improve efficiency and enable the execution of the Company's mission. Such expenditures are expected to be funded by cash flow from operations or, as needed, through borrowings under debt facilities, including the Company's revolving credit facility or any successor facility. The Company expects capital expenditures in 2022 to be approximately 4.0% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility updates, projects related to LaunchPad, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2021 was $2,065.8 compared to cash used in financing activities of $517.4 for the year ended December 31, 2020. This movement in cash within financing activities for 2021, as compared to 2020, was primarily a result of $1,668.5 in share repurchases in 2021 compared to $100.0 in 2020.
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
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These instruments are designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $2.9 at December 31, 2021, was included as a component of other long-term assets and added to the reported value of the senior notes.
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

Index

Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at December 31, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
During 2021, the Company repurchased 5.2 shares of its Common Stock at an average price of $282.05 for a total cost of $1,668.5, which included $1,000.0 paid in respect of an ASR for which the Company received 80% of the shares calculated at the price at the inception of the Agreements. At the end of 2021, the Company had outstanding authorization from the Board to purchase $1,631.5 of Company common stock. The repurchase authorization has no expiration date.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and Standard & Poor's (S&P) contribute to its ability to access capital markets.

Contractual Cash Obligations
	Payments Due by Period
	Total	Short-term	Long-term
Operating lease obligations	$829.5	$187.0	$642.5
Contingent future licensing and royalty payments (a)	41.8	6.2	35.6
Purchase obligations	45.2	27.4	17.8
Finance lease obligations	95.1	10.5	84.6
Scheduled interest payments on Senior Notes	1,662.8	181.0	1,481.8
Long-term debt (b)	5,418.0	1.5	5,416.5
Total contractual cash obligations (c) (d) (e) (f)	$8,092.4	$413.6	$7,678.8

(a)Contingent future licensing payments will be made if certain events take place, such as the launch of a specific test, the transfer of certain technology, and the achievement of specified revenue milestones.
(b)The table does not include obligations under the Company’s pension and postretirement benefit plans, which are included in Note 15 Pension and Postretirement Plans to Consolidated Financial Statements. Benefits under the Company's postretirement medical plan are paid when claims are submitted for payment, the timing of which is not practicable to estimate.
(c)The table does not include the Company’s reserve for unrecognized tax benefits. The Company had a $58.9 reserve for unrecognized tax benefits, including interest and penalties, at December 31, 2021, which is included in Note 12 Income Taxes to Consolidated Financial Statements.
(d)Excludes amount of debt issuance costs included in the long-term debt balance.
(e)The table does not include obligations related to the Company's ASR Agreements which are discussed in Note 11 Preferred Stock and Common Shareholder's Equity to the Consolidated Financial Statements.
(f)This table does not include obligations for venture fund commitments which totaled $13.2 at December 31, 2021, and are subject to calls from the individual venture funds
Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Other Commercial Commitments
As of December 31, 2021, the Company provided letters of credit aggregating approximately $79.8, primarily in connection with certain insurance programs which are renewed annually.
The contractual value of the noncontrolling interest put in the Company's Ontario subsidiary totaled $16.3 and $16.2 at December 31, 2021, and 2020, respectively, and has been classified as mezzanine equity in the Company's consolidated balance sheet.
Based on current and projected levels of cash flows from operations, coupled with availability under its revolving credit facility, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Index

Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:
•Revenue recognition;
•Business combinations;
•Income taxes; and
•Goodwill and indefinite-lived assets.
Revenue Recognition
Dx
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Revenues are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.
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
Third Party
Third party includes revenue related to MCOs. The majority of Dx's third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx's established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO revenues are recorded based upon contractually negotiated fee schedules with revenues for non-contracted MCOs recorded based on historical reimbursement experience.
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

Index

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
DD
The nature of DD’s obligations includes agreements to provide preclinical services, to manage a full clinical trial, provide services for a specific phase of a trial, or provide research products to the customer. DD provides these services predominantly to pharmaceutical, biotechnology and medical device companies worldwide. A majority of DD’s revenues are earned under contracts that range in duration from a few months to many years. These contracts generally take the form of fee-for-service or fixed-price arrangements subject to pricing adjustments based on changes in scope. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates.
The majority of DD's contracts contain a single performance obligation. For contracts that include multiple performance obligations, DD allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, DD will estimate the transaction price using either market prices or an “expected cost plus margin” approach.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume based contracts the contract value is entirely variable and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual units of input incurred by the total units of input budgeted in the contract, and multiplying that percentage by the total contract value. The estimate of total units of input at completion requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
Contracts are often modified to account for changes in contract specifications and requirements. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
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
Goodwill and Indefinite-Lived Assets
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
In the qualitative assessment, the Company considers relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years is compared to forecasts included in prior quantitative valuations. Based on the results of the qualitative assessment, if the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying values of the reporting unit, then no quantitative assessment is performed.
The quantitative assessment includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. The Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired and no further review is required.
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

Index

Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of the reporting units.
Based upon the revised forecasted revenues and operating income following the declaration of the COVID-19 global pandemic, management concluded there was a triggering event and updated its annual 2019 goodwill impairment testing as of March 31, 2020, for certain of its DD reporting units and Dx reporting units. Based on the quantitative impairment assessment performed in the same manner as its annual quantitative assessment, the Company concluded that the fair value was less than carrying value for two of its reporting unit and recorded a goodwill impairment of $418.7 for DD and $3.7 for Dx.
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2021. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx reporting units and all of the DD reporting units and a quantitative assessment for the Canadian reporting unit and its indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the qualitative and quantitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2021, were greater than the carrying values.
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
Foreign Currency Exchange Rates
Approximately 15.3% and 10.7% of the Company's revenues for the year ended December 31, 2021 and 2020, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In both 2021 and 2020, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for 2021 by approximately $31.0. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(104.6) and $264.1 at December 31, 2021, and 2020, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At December 31, 2021, the Company had 28 open foreign exchange forward contracts with various amounts maturing monthly through January 2021 with a notional value totaling approximately $600.7. At December 31, 2020, the Company had 31 open foreign exchange forward contracts with various amounts maturing monthly through January 2021 with a notional value totaling approximately $601.2.

Index

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
In May, 2021, to hedge against changes in the fair value portion of the Company's long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Index

The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board.
Deloitte and Touche LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2022 (the 2022 Proxy Statement) under the caption Election of Directors. Information regarding executive officers is incorporated by reference to the Company’s 2022 Proxy Statement under the caption Executive Officers. Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts and information regarding compliance with Section 16(a) of the Exchange Act responsive to this item is incorporated by reference to the Company’s 2022 Proxy Statement under the captions Corporate Governance and Delinquent Section 16(a) Reports, respectively. Information concerning the Company's code of ethics is incorporated by reference to the Company's 2022 Proxy Statement under the caption Corporate Governance Policies and Procedures.
Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information in the 2022 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Note 13 Stock Compensation Plans to the Consolidated Financial Statements for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this item is incorporated by reference to information in the 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Holders and Management,” “Compensation Discussion & Analysis” and “Executive Compensation.”
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2022 Proxy Statement under the captions “Board Independence” and “Related Party Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information in the 2022 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

4.16
Fifteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2026 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 26, 2021).

4.17
Sixteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2031 Notes (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 26, 2021).

4.18*	Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.
10.1+	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
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

Index

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

10.16
Third Amended and Restated Credit Agreement, dated as of April 30, 2021, among the Company, Bank of America N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2021).

10.17+	Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.18+	Laboratory Corporation of America Holdings 2016 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.19
Term Loan Credit Agreement, dated June 3, 2019, by and among Laboratory Corporation of America Holdings, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019).

10.20
Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.21+
Executive Employment Agreement, dated June 4, 2019, by and between Laboratory Corporation of America Holdings and Adam H. Schechter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019).

10.22*+	Amended and Restated Master Senior Executive Severance Plan.
16.1	Letter of PricewaterhouseCoopers LLP, dated November 5, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020).
16.2	Letter of PricewaterhouseCoopers LLP, dated March 3, 2021 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on March 3, 2021).

Index

21*	List of Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm
24.1*	Power of Attorney of Kerrii B. Anderson
24.2*	Power of Attorney of Jean-Luc Bélingard
24.3*	Power of Attorney of Jeffrey A. Davis
24.4*	Power of Attorney of D. Gary Gilliland, M.D., Ph.D.
24.5*	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.6*	Power of Attorney of Peter M. Neupert
24.7*	Power of Attorney of Richelle P. Parham
24.8*	Power of Attorney of Kathryn E. Wengel
24.9*	Power of Attorney of R. Sanders Williams, M.D.

31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith, as required
+	Management contracts or compensatory plans or arrangements

Index

Item 16.        FORM 10-K SUMMARY

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	February 25, 2022

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant on February 25, 2022 in the capacities indicated.

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
Kathryn E. Wengel

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

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

Index

Report of Independent Registered Public Accounting Firm

To the shareholders and Board of Directors of Laboratory Corporation of America Holdings
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Laboratory Corporation of America Holdings and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of operations, comprehensive earnings, changes in shareholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition for Full-Service Clinical Trial Contracts— Refer to Note 2 to the financial statements
Critical Audit Matter Description
Within the Drug Development segment, the Company provides clinical development and commercialization services through the performance of clinical trial services for which revenue is recognized as services are performed. Most of the contracts associated with these services are long term in nature and constitute a single performance obligation (e.g., management of a clinical trial), as the Company provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. Revenue recognition is measured on a proportional-performance basis using costs as the input measure of progress, meaning revenue is recognized based on the proportion of actual costs incurred to total costs expected to complete the contract. The Company reviews and revises estimated total costs to satisfy the performance obligation throughout the life of the contract, with adjustments to revenue resulting from such revisions being recorded in the period in which the change in estimate is determined.

Index

Given the judgments necessary to estimate total expected contract costs for purposes of revenue recognition for full-service clinical trial contracts which use the cost-to-cost method, auditing such estimates required extensive audit effort due to the complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of total contract costs for purposes of revenue recognition for full-service clinical trial contracts which use the proportional-performance method included the following, among others:
•We tested the effectiveness of controls over long-term contract revenue, including those over the estimates of total contract costs related to the performance obligation.
•We selected a sample of long-term contracts and performed the following:
◦Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers.
◦Evaluated management’s identification of distinct performance obligations by assessing whether the underlying services were highly interdependent and interrelated.
◦Tested the accuracy and completeness of the total contract costs incurred to date for the performance obligation.
◦Evaluated the estimates of total contract cost for the performance obligation by:
–Comparing costs incurred to date to the costs management estimated to be incurred to date.
–Assessing management’s ability to achieve the estimates of total contract cost by performing corroborating inquiries with the Company’s project managers and project financial analysts and comparing the estimates to management’s work plans and cost estimates.
–Comparing management’s estimates for the selected contracts to historical experience and original budgets, when applicable.
◦Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We evaluated management’s ability to accurately estimate total contract costs and revenue by comparing actual costs to management’s historical estimates for performance obligations that have been fulfilled.
Valuation of Labcorp Diagnostics Segment (Dx) Net Accounts Receivable— Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company recognizes Dx revenue and accounts receivable net of negotiated discounts and anticipated adjustments, including historical collection experience for each of its four payer portfolios (clients, patients, Medicare & Medicaid, and third party). Management has a formal process to estimate implicit price concessions for uncollectable accounts. Anticipated write-offs are recorded as adjustments to revenue at an amount considered necessary to record revenue at its net realizable value. In addition to negotiated contractual discounts, other adjustments including anticipated payer denials and other external factors that could affect the collectability of its receivables are considered when determining revenue and the net receivable amount.
Given the significant judgment and estimates necessary to determine the net realizable value of accounts receivable related to the Dx segment, auditing such estimates required extensive audit effort and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to Dx Net Accounts Receivable included the following, among others:
•We tested the effectiveness of controls over the valuation of net accounts receivable.
•We evaluated management’s methodology for recording Dx net accounts receivable by performing a retrospective comparison of actual cash collected to the prior year estimate of net accounts receivable.
•We developed an independent estimate of net accounts receivable by taking into consideration historical collections, write-offs, and other relevant internal and external factors.
•We tested the completeness and accuracy of underlying historical data used as an input to management’s methodology and our independent estimate.

Index

/s/DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 25, 2022

We have served as the Company’s auditor since 2021.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Laboratory Corporation of America Holdings
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Laboratory Corporation of America Holdings and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
Raleigh, North Carolina
February 25, 2022

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings
Opinion on the Financial Statements
We have audited the consolidated balance sheet of Laboratory Corporation of America Holdings and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive earnings, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 25, 2021, except for the effects of the revision discussed in Note 1 to the consolidated financial statements, as to which the date is February 25, 2022

We served as the Company's auditor from 1997 to 2021.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,472.7	$1,320.8
Accounts receivable, net	2,261.5	2,479.8
Unbilled services	716.8	536.8
Supplies inventory	401.4	423.2
Prepaid expenses and other	478.1	364.8
Total current assets	5,330.5	5,125.4
Property, plant and equipment, net	2,815.4	2,729.6
Goodwill, net	7,958.9	7,751.5
Intangible assets, net	3,735.5	3,961.1
Joint venture partnerships and equity method investments	60.9	73.5
Deferred income taxes	21.6	20.6
Other assets, net	462.6	410.0
Total assets	$20,385.4	$20,071.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621.3	$638.9
Accrued expenses and other	1,404.1	1,357.7
Unearned revenue	558.5	506.5
Short-term operating lease liabilities	187.0	192.0
Short-term finance lease liabilities	10.5	6.7
Short-term borrowings and current portion of long-term debt	1.5	376.7
Total current liabilities	2,782.9	3,078.5
Long-term debt, less current portion	5,416.5	5,419.0
Operating lease liabilities	642.5	677.6
Financing lease liabilities	84.6	84.4
Deferred income taxes and other tax liabilities	762.9	828.5
Other liabilities	402.0	526.4
Total liabilities	10,091.4	10,614.4
Commitments and contingent liabilities
Noncontrolling interest	20.6	20.7
Shareholders’ equity
Common stock, 93.1 and 97.5 shares outstanding at December 31, 2021 and 2020, respectively	8.5	9.0
Additional paid-in capital	—	110.3
Retained earnings	10,456.8	9,479.2
Accumulated other comprehensive loss	(191.9)	(161.9)
Total shareholders’ equity	10,273.4	9,436.6
Total liabilities and shareholders’ equity	$20,385.4	$20,071.7

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2021	2020	2019
Revenues	$16,120.9	$13,978.5	$11,554.8
Cost of revenues	10,496.6	9,025.7	8,302.3
Gross profit	5,624.3	4,952.8	3,252.5
Selling, general and administrative expenses	1,952.1	1,729.3	1,624.5
Amortization of intangibles and other assets	369.6	275.4	243.2
Goodwill and other asset impairments	—	462.1	—
Restructuring and other charges	43.1	40.6	54.6
Operating income	3,259.5	2,445.4	1,330.2
Other income (expense):
Interest expense	(212.1)	(207.4)	(240.7)
Equity method income, net	26.5	2.9	9.8
Investment income	10.2	10.3	8.8
Other, net	42.5	(32.1)	(3.2)
Earnings before income taxes	3,126.6	2,219.1	1,104.9
Provision for income taxes	747.1	662.1	280.0
Net earnings	2,379.5	1,557.0	824.9
Less: Net earnings attributable to the noncontrolling interest	(2.2)	(0.9)	(1.1)
Net earnings attributable to Laboratory Corporation of America Holdings	$2,377.3	$1,556.1	$823.8

Basic earnings per common share	$24.60	$15.99	$8.42
Diluted earnings per common share	$24.39	$15.88	$8.35

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2021	2020	2019
Net earnings	$2,379.5	$1,557.0	$824.9
Foreign currency translation adjustments	(104.6)	264.1	104.4
Net benefit plan adjustments	91.7	(65.7)	(17.4)
Other comprehensive earnings (loss) before tax	(12.9)	198.4	87.0
Provision (benefit) for income tax related to items of comprehensive earnings	(17.1)	12.1	3.7
Other comprehensive earnings (loss), net of tax	(30.0)	210.5	90.7
Comprehensive earnings	2,349.5	1,767.5	915.6
Less: Net earnings attributable to the noncontrolling interest	(2.2)	(0.9)	(1.1)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$2,347.3	$1,766.6	$914.5

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2018	$11.7	$1,451.1	$7,156.7	$(1,108.1)	$(463.1)	$7,048.3
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	823.8	—	—	823.8
Other comprehensive earnings (loss), net of tax	—	—	—	—	90.7	90.7
Issuance of common stock under employee stock plans	—	64.7	—	—	—	64.7
Net share settlement tax payments from issuance of stock to employees	—	(0.5)	—	(40.1)	—	(40.6)
Stock compensation	—	107.0	—	—	—	107.0
Retirement of treasury stock	(2.4)	(1,145.8)	—	1,148.2	—	—
Purchase of common stock	(0.3)	(449.7)	—	—	—	(450.0)
BALANCE AT DECEMBER 31, 2019	9.0	26.8	7,980.5	—	(372.4)	7,643.9
Adoption of credit loss accounting standard	—	—	(7.0)	—	—	(7.0)
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	1,556.1	—	—	1,556.1
Other comprehensive earnings (loss), net of tax	—	—	—	—	210.5	210.5
Issuance of common stock under employee stock plans	—	55.9	—	—	—	55.9
Net share settlement tax payments from issuance of stock to employees	—	(34.5)	—	—	—	(34.5)
Stock compensation	—	111.7	—	—	—	111.7
Purchase of common stock	—	(49.6)	(50.4)	—	—	(100.0)
BALANCE AT DECEMBER 31, 2020	9.0	110.3	9,479.2	—	(161.9)	9,436.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	2,377.3	—	—	2,377.3
Other comprehensive earnings (loss), net of tax	—	—	—	—	(30.0)	(30.0)
Issuance of common stock under employee stock plan	—	51.7	—	—	—	51.7
Net share settlement tax payments from issuance of stock to employees	—	(47.4)	—	—	—	(47.4)
Stock compensation	—	153.7	—	—	—	153.7
Purchase of common stock	(0.5)	(268.3)	(1,399.7)	—	—	(1,668.5)
BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$—	$(191.9)	$10,273.4

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,379.5	$1,557.0	$824.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	745.1	624.7	577.2
Stock compensation	153.7	111.7	107.0
Loss on sale of business	—	—	13.2
Operating lease right-of-use asset expense	194.9	200.3	194.1
Goodwill and other asset impairments	—	462.1	—
Deferred income taxes	(75.9)	(47.0)	29.2
Other, net	(24.0)	83.4	(6.5)
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	222.0	(913.4)	(64.1)
Increase in unbilled services	(179.2)	(42.5)	(59.0)
(Increase) decrease in inventory	2.8	(196.6)	(21.9)
Increase in prepaid expenses and other	(68.2)	(5.4)	(42.6)
Decrease in accounts payable	(10.2)	(5.3)	(12.8)
Increase in deferred revenue	45.0	48.4	38.1
Increase (decrease) in accrued expenses and other	(275.9)	257.9	(132.1)
Net cash provided by operating activities	3,109.6	2,135.3	1,444.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(460.4)	(381.7)	(400.2)
Purchase of investments	(27.8)	(40.1)	(27.5)
Proceeds from sale of assets	87.3	42.1	7.7
Proceeds from sale or distribution of investments	13.2	1.0	11.2
Proceeds from exit from swaps	—	3.1	—
Proceeds from sale of business	—	—	1.7
Acquisition of businesses, net of cash acquired	(496.9)	(267.6)	(876.0)
Net cash used for investing activities	(884.6)	(643.2)	(1,283.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Senior Notes offerings	1,000.0	—	1,050.0
Payments on Senior Notes	(1,000.0)	(412.2)	(687.9)
Proceeds from term loan	—	—	850.0
Payments on term loan	(375.0)	—	(1,002.0)
Proceeds from revolving credit facilities	—	151.7	495.0
Payments on revolving credit facilities	—	(151.7)	(495.0)
Net share settlement tax payments from issuance of stock to employees	(47.4)	(34.5)	(40.6)
Net proceeds from issuance of stock to employees	51.7	55.9	64.7
Purchase of common stock	(1,668.5)	(100.0)	(450.0)
Other	(26.6)	(26.6)	(36.9)
Net cash used for financing activities	(2,065.8)	(517.4)	(252.7)
Effect of exchange rate changes on cash and cash equivalents	(7.3)	8.6	1.8
Net increase (decrease) in cash and cash equivalents	151.9	983.3	(89.3)
Cash and cash equivalents at beginning of period	1,320.8	337.5	426.8
Cash and cash equivalents at end of period	$1,472.7	$1,320.8	$337.5

The accompanying notes are an integral part of these consolidated financial statements.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Laboratory Corporation of America® Holdings (Labcorp® or the Company) is a leading global life sciences company that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its strong diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With over 75,500 employees, the Company serves clients in more than 100 countries.
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). As part of the Company's rebranding initiative announced in December 2020, the Company changed the names of its segments, which were previously referred to as LabCorp Diagnostics and Covance Drug Development. For further financial information about these segments, including information for each of the last three fiscal years regarding revenue, operating income, and other important information, see Note 19 Business Segment Information to the Consolidated Financial Statements. In 2021, Dx and DD contributed 64% and 36%, respectively, of revenues to the Company, and in 2020 contributed 65% and 35%, respectively.
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
Reimbursable Out-of-Pocket Expenses
DD pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by DD are reflected in cost of revenues, while the reimbursements received are reflected in revenues in the consolidated statements of operations.
Cost of Revenues
Cost of revenue includes direct labor and related benefit charges, reimbursable expenses, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs. Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, advertising and promotional expenses, administrative travel and an allocation of facility charges and information technology costs. Cost of advertising is expensed as incurred.
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
The extent to which the COVID-19 pandemic has and will continue to impact the Company’s business and financial results depend on numerous evolving factors including, but not limited to: the magnitude and duration of the COVID-19 pandemic, the impact to worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021, and through the date of this Annual Report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, equity investments, and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could impact the Company’s consolidated financial statements in future reporting periods.
 Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains cash and cash equivalents with various major financial institutions. The total cash and cash equivalent balances that exceeded the balances insured by the Federal Deposit Insurance Commission, were approximately $1,471.0 and $1,319.4 at December 31, 2021, and 2020, respectively.
Substantially all of the Company’s accounts receivable are with companies in the healthcare or pharmaceutical industry and individuals. However, concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions.
Although Dx has receivables due from U.S. and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by U.S. and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (gross) from Medicare and Medicaid were $94.5 and $109.8 at December 31, 2021, and 2020, respectively.
For the Company's operations in Ontario, Canada, the Ontario Ministry of Health and Long-Term Care (Ministry) determines who can establish a licensed community medical laboratory and caps the amount that each of these licensed laboratories can bill the government sponsored healthcare plan. The Ontario government-sponsored healthcare plan covers the cost of commercial laboratory testing performed by the licensed laboratories. The provincial government discounts the annual testing volumes based on certain utilization discounts and establishes an annual maximum it will pay for all community laboratory tests. The agreed-upon reimbursement rates are subject to Ministry review at the end of year and can be adjusted (at the government's discretion) based upon the actual volume and mix of test work performed by the licensed healthcare providers in the province during the year. The capitated accounts receivable balances from the Ontario government sponsored healthcare plan were CAD 7.2 and CAD 0.6 at December 31, 2021, and 2020, respectively.
The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2021, and 2020, receivables due from patients represented approximately 16.7% and 13.9% of the Company's consolidated gross accounts receivable, respectively. The Company applies assumptions and judgments including historical collection experience and reasonable and supportable forecasts for assessing collectability and determining allowances for doubtful accounts for accounts receivable from patients.
Earnings per Share
Basic earnings per share is computed by dividing net earnings attributable to Laboratory Corporation of America Holdings by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, performance share awards, and accelerated share repurchases.
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2021			2020			2019
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share	$2,377.3	96.7	$24.60	$1,556.1	97.3	$15.99	$823.8	97.9	$8.42
Stock options and stock awards	—	0.8		—	0.7		—	0.7
Diluted earnings per share	$2,377.3	97.5	$24.39	$1,556.1	98.0	$15.88	$823.8	98.6	$8.35

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2021	2020	2019
Stock options	0.1	0.2	0.2
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
See Note 13 Stock Compensation Plans for assumptions used in calculating compensation expense for the Company’s stock compensation plans.
Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.
Supplies Inventory
Inventories, consisting primarily of purchased laboratory and customer supplies and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value. Supplies accounted for $371.5 and $403.6 and finished goods accounted for $29.9 and $19.6 of total inventory at December 31, 2021, and 2020, respectively. The Company's inventory reserve balance was $40.1 and $20.2, as of December 31, 2021 and 2020, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using the straight-line method.

	Years
Buildings and building improvements	10	-	35
Machinery and equipment	3	-	10
Furniture and fixtures	5	-	10
Software	3	-	5
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
Capitalized Software Costs
The Company capitalizes purchased software that is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed and the Company commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized costs include direct material and service costs and payroll and payroll-related costs. Research and development (R&D) costs and other computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system ranging from three to fifteen years, generally five years. Amortization begins once the underlying system is substantially complete and ready for its intended use.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Long-Lived Assets
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also chose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
In the qualitative assessment, the Company considers relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in products or services offered by the reporting unit. If applicable, performance in recent years is compared to forecasts included in prior quantitative valuations. Based on the results of the qualitative assessment, if the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying values of the reporting unit, then no quantitative assessment is performed.
The quantitative assessment includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. The Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit's forecasted future cash flows that are discounted to the present value using the reporting unit's weighted average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired and no further review is required.
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

	Years
Customer relationships	10	-	36
Patents, licenses and technology	3	-	15
Non-compete agreements	3	-	5
Trade names	1	-	15
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Leases
All leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company's determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, for items such as volume purchase commitments, which are recorded as variable cost when incurred. As most of the Company's leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company's discretion and the Company evaluates each renewal option to determine if it is reasonably possible to be exercised and should be included in the accounting lease term. See Note 5 Leases to the Consolidated Financial Statements.
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
See Note 17 Derivative Instruments and Hedging Activities for the Company’s objectives in using derivative instruments and the effect of derivative instruments and related hedged items on the Company’s financial position, financial performance and cash flows.
Fair Value of Financial Instruments
Fair value measurements for financial assets and liabilities are determined based on the assumptions that a market participant would use in pricing an asset or liability. A three-tiered fair value hierarchy draws distinctions between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2), and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).
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
Revision to Prior Period Financial Statements
During the fourth quarter of the year ended December 31, 2021, the Company identified an immaterial error in its previously issued financial statements related to the recording of a deferred tax liability on unremitted foreign earnings that should have been released in 2015. The correction of the error resulted in a decrease in Deferred income taxes and other tax liabilities of $76.9 and an increase to Retained earnings of $76.9 for all prior periods presented in the accompanying consolidated financial statements. The misstatement had no impact on net earnings, comprehensive earnings, or cash flows from operating, investing, or financing activities in any of the periods presented herein. Management determined that the impact of this error is not quantitatively or qualitatively material to the previously issued annual and interim financial statements using the guidance of SEC Staff Accounting Bulletin (SAB) No. 99, Materiality, and SAB No. 108, Considering the Effect of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Previously reported balances, including those on the statement of changes in shareholders' equity and in the notes to the consolidated financial statements have been revised for the adjustment.
2.      REVENUES
Description of Revenues
Dx attributes revenues to a geographical region based upon where the diagnostic test is performed, while DD attributes revenues to a geographical region based upon where the services are performed. The Company's revenue by segment payers/customer groups for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31, 2021				For the Year Ended December 31, 2020				For the Year Ended December 31, 2019
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	20%	—%	—%	20%	17%	—%	—%	17%
Patients	6%	—%	—%	6%	6%	—%	—%	6%	8%	—%	—%	8%
Medicare and Medicaid	7%	—%	—%	7%	7%	—%	—%	7%	8%	—%	—%	8%
Third party	34%	—%	—%	34%	32%	—%	—%	32%	27%	—%	—%	27%
Total Dx revenues by payer	64%	—%	—%	64%	65%	—%	—%	65%	60%	—%	—%	60%

DD
Pharmaceutical, biotechnology and medical device companies	17%	13%	6%	36%	17%	11%	7%	35%	21%	12%	7%	40%

Total revenues	81%	13%	6%	100%	82%	11%	7%	100%	81%	12%	7%	100%
Revenues in the U.S. were $12,566.2 (77.9%), $11,192.3 (80.1%) and $8,981.3 (77.7%) for the years ended December 31, 2021, 2020, and 2019.
The following is a description of the current revenue recognition policies of the Company:
Dx Revenues
Dx is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested and specialty diagnostic tests through an integrated network of primary and specialty laboratories across the U.S. In addition to diagnostic testing along with occupational and wellness testing for employers and forensic DNA analysis, Dx also offered a range of other testing services.
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. Revenues are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.

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
Third Party
Third party includes revenue related to MCOs. The majority of Dx's third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx's established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO sales are recorded based upon contractually negotiated fee schedules with sales for non-contracted MCOs recorded based on historical reimbursement experience.
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
DD Revenues
DD is a CRO business that provides end-to-end drug development services. DD provides these services predominantly to pharmaceutical, biotechnology and medical device companies worldwide. A majority of DD’s revenues are earned under contracts that range in duration from a few months to several years. These contracts generally take the form of fee-for-service or fixed-price arrangements subject to pricing adjustments based on changes in scope. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of the total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates.
The majority of DD's contracts contain a single performance obligation. For contracts that include multiple performance obligations, DD allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, DD will estimate the transaction price using either market prices or an “expected cost plus margin” approach.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume based contracts the contract value is entirely variable and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

total contract value. When using an input method, revenue is recognized by dividing the actual units of input incurred by the total units of input budgeted in the contract, and multiplying that percentage by the total contract value. The estimate of total units of input at completion requires significant judgment and the estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
Contracts are often modified to account for changes in contract specifications and requirements. Generally, when contract modifications create new performance obligations, the modification is considered to be a separate contract and revenue is recognized prospectively. When contract modifications change existing performance obligations, the impact on the existing transaction price and measure of progress for the performance obligation to which it relates is generally recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) on a cumulative catch-up basis.
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
DD Contract costs
DD incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1-5 years, depending on the business. For businesses that enter primarily short-term contracts, the Company applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
DD incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain services. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 2-5 years. Amortization of deferred contract fulfillment costs is included in cost of goods sold.

	December 31, 2021	December 31, 2020
Sales commission assets	$36.2	$32.6
Deferred contract fulfillment costs	14.4	12.6
Total	$50.6	$45.2
Amortization related to sales commission assets and associated payroll taxes for the years ended December 31, 2021, 2020, and 2019 was $27.5, $23.2 and $21.2, respectively. Amortization related to deferred contract fulfillment costs for the years ended December 31, 2021, 2020 and 2019 was $14.2, $10.1 and $8.7, respectively. Impairment expense related to contract costs was immaterial to the Company’s consolidated statement of operations. The Company applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
Differences in the timing of revenue recognition and associated billing and cash collections result in recording accounts receivable, unbilled services and unearned revenue in the consolidated balance sheet. Payments received in advance of services being provided are contract liabilities recognized as unearned revenue. Revenue recognized in advance of billing are recognized as unbilled services and the majority of our unbilled services represent unbilled receivables. Once a customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding accounts receivable is recognized. All contract assets are billable to customers within one year from the respective balance sheet date. The following table provides information about accounts receivables, unbilled services, and unearned revenue from contracts with customers:

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	December 31, 2021	December 31, 2020
Dx accounts receivable	$1,193.8	$1,515.5
DD accounts receivable	1,089.2	986.4
Less DD allowance for doubtful accounts	(21.5)	(22.1)
Accounts receivable	$2,261.5	$2,479.8

Gross unbilled services	$730.8	$548.1
Less reserve for unbilled services	(14.0)	(11.3)
Unbilled services	$716.8	$536.8

Unearned revenue	$558.5	$506.5
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, for the years ended December 31, 2021, 2020, and 2019 was $319.4, $262.6, and 250.2, respectively.
Credit Loss Rollforward
With the adoption of the current expected credit loss standard in 2020, the Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the year ended December 31, 2021, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Allowance for credit losses as of December 31, 2019	$19.0	$2.3	$—	$21.3
Current expected credit losses opening balance impact on retained earnings	1.8	0.2	5.0	7.0
Credit loss expense	7.0	9.0	0.7	16.7
Write offs	(5.7)	(0.2)	—	(5.9)
Allowance for credit losses as of December 31, 2020	$22.1	$11.3	$5.7	$39.1
Credit loss expense	3.8	2.7	(5.0)	1.5
Write offs	(4.4)	(0.1)	—	(4.5)
Ending allowance for credit losses	$21.5	$13.9	$0.7	$36.1
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within the DD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of December 31, 2021, and 2020, was $5,757.5 and $5,128.4, respectively. The Company expects to recognize approximately 40.0% of the remaining performance obligations as of December 31, 2021, as revenue over the next 12 months, and the balance thereafter. The Company's long-term contracts generally range from 1 to 8 years.
The Company applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Company also did not disclose information about remaining performance obligations when the variable consideration was related to a wholly unsatisfied performance obligation within a series of obligations.
Within DD, revenue of $69.8 and $80.9 was recognized during the year ended December 31, 2021, and December 31, 2020, respectively, from performance obligations that were satisfied in previous periods. This revenue comes primarily from adjustments related to changes in scope, and to a lesser extent changes in estimates in full service clinical studies.
3.   BUSINESS ACQUISITIONS AND DISPOSITIONS
2021
During the year ended December 31, 2021, the Company acquired various businesses and related assets for approximately $496.9 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $198.5 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $298.4. The amortization periods for intangible assets acquired from these transactions range from 11 to 15 years for customer relationships, 5 to 10 years for patents and technology, 5 years for non-compete agreements, and 5 years for trade names. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and enhance the Company's scientific differentiation. The excess of the

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. A summary of the net assets acquired in 2021 for these businesses is included below:

Amounts Acquired During Year Ended December 31, 2021
Accounts receivable	$10.8
Unbilled services	3.2
Inventories	1.6
Prepaid expenses and other	3.0
Property, plant and equipment	56.6
Goodwill	298.4
Intangible assets	198.5
Total assets acquired	572.1
Accounts payable	2.5
Accrued expenses and other	3.9
Unearned revenue	6.6
Other liabilities	62.2
Total liabilities acquired	75.2
Net assets acquired	$496.9
The purchase price allocation for several transactions are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to intangible assets, goodwill, and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified.
Unaudited Pro Forma Information for 2021 Acquisitions
Had the aggregate of the Company's 2021 acquisitions been completed as of January 1, 2020, the Company's pro forma results would have been as follows:

	Years Ended December 31,
	2021	2020
Revenues	$16,216.6	$14,112.8
Net earnings attributable to Laboratory Corporation of America Holdings	2,378.3	1,554.5
2020
During the year ended December 31, 2020, the Company acquired various businesses and related assets for approximately $267.6 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $121.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $166.2. The amortization periods for intangible assets acquired from these businesses range from 12 to 15 years for customer relationships. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and enhance the Company's scientific differentiation. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. A summary of the net assets acquired in 2020 for these businesses is included below:

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

Purchase Price Allocation for Envigo
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
The Envigo transaction contributed $124.2 and $17.9 of revenues and operating income, respectively, during the year ended December 31, 2020. The divested CRP business contributed operating income of $5.5 and $13.2 for the years ended December 31, 2019 and 2018, respectively.
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
Unaudited Pro Forma Information for 2019 Acquisitions
Had the aggregate of the Company's 2019 acquisitions been completed as of January 1, 2019, the Company's pro forma results would have been as follows:

Year Ended December 31, 2019
Revenues	$11,742.5
Net earnings attributable to Laboratory Corporation of America Holdings	831.4
4. RESTRUCTURING AND OTHER CHARGES
During 2021, the Company recorded net restructuring charges of $43.1; $18.6 within Dx and $24.5 within DD. The charges were comprised of $16.3 in severance and other personnel costs and $28.0 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $0.4 in unused severance and $0.8 in unused facility-related costs.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following represents the Company’s restructuring activities for the period indicated:

	Dx		DD		Total
	Severance and Other Employee Costs	Lease and Other Facility Costs	Severance and Other Employee Costs	Lease and Other Facility Costs
Balance as of December 31, 2019	$0.5	$2.7	$5.5	$4.7	13.4
Restructuring charges	5.2	5.5	8.9	13.4	33.0
Impairment of facility related assets	—	7.5	—	9.9	17.4
Reduction of prior restructuring accruals	(0.1)	(2.8)	(0.5)	(6.4)	(9.8)
Cash payments and other adjustments	(5.3)	(12.5)	(11.5)	(16.9)	(46.2)
Balance as of December 31, 2020	0.3	0.4	2.4	4.7	7.8
Restructuring charges	7.8	11.0	8.5	17.0	44.3
Reduction of prior restructuring accruals	—	(0.2)	(0.4)	(0.6)	(1.2)
Cash payments and other adjustments	(7.1)	(10.9)	(7.2)	(17.3)	(42.5)
Balance as of December 31, 2021	$1.0	$0.3	$3.3	$3.8	$8.4
Current					$6.8
Non-current					1.6
					$8.4
The non-current portion of the restructuring liabilities is expected to be paid out over 4.8 years. Cash payments and other adjustments include the reclassification of profit sharing, pension, and holiday accrual.
5. LEASES
The Company has operating and finance leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to 12 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020
Operating lease cost	$220.7	$215.4

Finance lease cost:
Amortization of right-of-use assets	$9.4	$11.2
Interest on lease liabilities	5.4	4.7
Total finance lease cost	$14.8	$15.9
Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(219.6)	$(213.8)
Operating cash flows from finance leases	(5.4)	(4.7)
Financing cash flows from finance leases	(13.1)	(15.2)

ROU assets obtained in exchange for lease obligations:
Operating leases	$164.6	$185.9
Finance leases	—	—

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
Operating Leases
Operating lease ROU assets (included in Property, plant and equipment, net)	$746.3	$789.8

Short-term operating lease liabilities	187.0	192.0
Operating lease liabilities	642.5	677.6
Total operating lease liabilities	$829.5	$869.6
Finance Leases
Finance lease ROU assets (included in Other assets)	$81.7	$79.7

Short-term finance lease liabilities	10.5	6.7
Financing lease liabilities	84.6	84.4
Total finance lease liabilities	$95.1	$91.1

Weighted Average Remaining Lease Term
Operating leases	8.4	7.6
Finance leases	15.5	15.9

Weighted Average Discount Rate
Operating leases	3.0%	3.3%
Finance leases	5.6%	5.1%
Maturities of lease liabilities are as follows:

Year Ended December 31, 2021	Operating Leases	Finance Leases
2022	$204.0	$12.3
2023	159.4	12.3
2024	110.7	10.9
2025	85.3	8.9
2026	70.4	8.1
Thereafter	325.5	93.8
Total lease payments	$955.3	$146.3
Less imputed interest	(125.8)	(51.2)
Less current portion	(187.0)	(10.5)
Total maturities, due beyond one year	$642.5	$84.6
Rent expense for short term leases with a term less than one year for the years ended December 31, 2021, 2020, and 2019 amounted to $19.5, $6.8, $10.6, respectively. The Company has variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the year ended December 31, 2021, 2020 and 2019 were $28.4, $26.7, and $20.8, respectively.
6.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2021	December 31, 2020
Land	$101.4	$99.4
Buildings and building improvements	954.4	879.9
Machinery and equipment	1,670.4	1,522.3
Software	840.1	857.5
Leasehold improvements	459.9	440.0
Furniture and fixtures	111.9	112.2
Construction in progress	344.2	231.6
Operating lease ROU assets	746.3	789.8
	5,228.6	4,932.7
Less accumulated depreciation	(2,413.2)	(2,203.1)
	$2,815.4	$2,729.6

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Depreciation expense and amortization of property, plant and equipment was $375.6, $349.3 and $321.5 for 2021, 2020 and 2019, respectively, including software amortization of $82.4, $84.7, and $90.4 for 2021, 2020 and 2019, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (net of impairment) for the years ended December 31, 2021 and 2020 are as follows:

	Dx		DD		Total
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Balance as of January 1	$3,800.2	$3,721.5	$3,951.3	$4,143.5	$7,751.5	$7,865.0
Goodwill acquired during the year	245.1	75.8	53.3	90.4	298.4	166.2
Dispositions	—	—	—	—	—	—
Impairment	—	(3.7)	—	(418.7)	—	(422.4)
Foreign currency impact and other adjustments to goodwill	0.9	6.6	(91.9)	136.1	(91.0)	142.7
Balance at end of year	$4,046.2	$3,800.2	$3,912.7	$3,951.3	$7,958.9	$7,751.5
The components of identifiable intangible assets are as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$4,336.0	$(1,362.1)	$2,973.9	$4,643.3	$(1,534.9)	$3,108.4
Patents, licenses and technology	484.6	(267.4)	217.2	434.7	(252.6)	182.1
Non-compete agreements	70.2	(35.5)	34.7	109.6	(70.7)	38.9
Trade names	19.8	(15.5)	4.3	401.8	(263.9)	137.9
Land use rights	10.4	(7.6)	2.8	10.9	(6.9)	4.0
Canadian licenses	493.5	—	493.5	489.8	—	489.8
In process research and development	9.1	—	9.1	—	—	—
	$5,423.6	$(1,688.1)	$3,735.5	$6,090.1	$(2,129.0)	$3,961.1
During 2020, the Company recorded goodwill and other asset impairment charges of $462.1, $450.5 within DD and $11.6 within Dx. The Company concluded that the fair value was less than the carrying value for two of its reporting units and recorded goodwill impairment of $418.7 and $3.7 for DD and Dx, respectively. This is the cumulative goodwill impairment for the Company through December 31, 2021. Additional impairment of identifiable intangible and tangible assets of $31.8 and $7.9 was recorded for DD and Dx, respectively, in 2020, for impairment of a tradename, software, customer relationships, and technology assets.
As part of the rebranding initiative, the Company reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $88.4 and $27.5 in 2021 and 2020.
Fully amortized intangible assets were written off during 2021.
A summary of amortizable intangible assets acquired during 2021, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period
Customer relationships	$142.9	14.1
Patents, licenses and technology	36.1	5.0
Non-compete agreements	5.8	5.0
Trade name	4.6	5.0
In process research and development	9.1	N/A
	$198.5	11.3
Amortization of intangible assets, including amortization of the Canadian license recorded in other assets, was $369.6, $275.4 and $243.2 in 2021, 2020 and 2019, respectively. The Company recorded purchase accounting adjustments and impairment

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

losses through amortization expense of $0.4 in 2019. Amortization expense of intangible assets is estimated to be $237.9 in fiscal 2022, $234.6 in fiscal 2023, $230.0 in fiscal 2024, $217.8 in fiscal 2025, $208.5 in fiscal 2026, and $2,021.9 thereafter.
8. ACCRUED EXPENSES AND OTHER

	December 31, 2021	December 31, 2020
Employee compensation and benefits	$735.5	$623.2
Accrued taxes payable	239.6	374.8
Accrued pass through expenses	149.1	96.0
Other	279.9	263.7
	$1,404.1	$1,357.7
9.  OTHER LIABILITIES

	December 31, 2021	December 31, 2020
Defined-benefit plan obligation	$136.5	$220.5
Deferred compensation plan obligation	104.4	89.2
Other	161.1	216.7
	$402.0	$526.4
10.  DEBT
Short-term borrowings and current portion of long-term debt at December 31, 2021, and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
2019 term loan	—	375.0
Debt issuance costs	—	(0.4)
Current portion of note payable	1.5	2.1
Total short-term borrowings and current portion of long-term debt	$1.5	$376.7
Long-term debt at December 31, 2021, and 2020 consisted of the following:

	December 31, 2021	December 31, 2020
3.75% senior notes due 2022	—	500.0
3.20% senior notes due 2022	—	500.0
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	—
3.60% senior notes due 2027	600.0	600.0
2.70% senior notes due 2031	502.9	—
4.70% senior notes due 2045	900.0	900.0
2.30% senior notes due 2024	400.0	400.0
2.95% senior notes due 2029	650.0	650.0
Debt issuance costs	(41.0)	(37.1)
Note payable	4.6	6.1
Total long-term debt	$5,416.5	$5,419.0
Credit Facilities
On June 3, 2019, the Company entered into a $850.0 term loan (the 2019 Term Loan). The Company fully repaid the remaining 2019 Term Loan balance during the first quarter of 2021.
The Company also maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.25%, depending

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility at December 31, 2021, or December 31, 2020. As of December 31, 2021, the effective interest rate on the revolving credit facility was 1.10%. The credit facility expires on April 30, 2026.
Under the Company's term loan facilities and the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at December 31, 2021, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company’s availability of $1,000.0 at December 31, 2021, under its revolving credit facility is not encumbered by any of the Company's outstanding letters of credit. There were $79.8 in outstanding letters of credit as of December 31, 2021.
Senior Notes
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used, along with cash on hand, to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due February 1, 2022 and 3.75% senior notes due August 23, 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term assets and added to the value of the senior notes with an aggregate fair value of $2.9 at December 31, 2021.
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
The scheduled payments of long-term debt at the end of 2021 are summarized as follows:

2022	$1.5
2023	300.0
2024	1,000.0
2025	1,000.0
2026	500.0
Thereafter	2,657.5
Total scheduled payments	5,459.0
Less long-term debt issuance costs	(41.0)
Total long-term debt	5,418.0
Less current portion	(1.5)
Long-term debt, due beyond one year	$5,416.5
11. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2021 and 2020.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The changes in common shares issued and held in treasury are summarized below:

Common Shares Issued
	2021	2020	2019
Common stock issued at January 1	97.5	97.2	122.4
Common stock issued under employee stock plans	0.8	0.9	1.2
Common stock issued upon conversion of zero-coupon subordinated notes	—	—	0.1
Retirement of treasury stock	—	—	(23.6)
Purchase of common stock	(5.2)	(0.6)	(2.9)
Common stock issued at December 31	93.1	97.5	97.2
The Company’s treasury shares are recorded at aggregate cost. During 2019, the board of directors approved the retirement of all current treasury shares and future shares received in settlement of tax liabilities related to restricted stock vesting.
Share Repurchase Program
On December 8, 2021, the board of directors adopted a new share repurchase plan authorizing up to $2,500.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. On December 13, 2021, the Company entered into accelerated share repurchase agreements (collectively, the ASR Agreements) with two different banks, Goldman Sachs & Co. LLC and Barclays Bank PLC (collectively, the Financial Institutions), to repurchase $1,000.0 in the aggregate of the Company’s common stock (Common Stock), as part of the Company’s Common Stock repurchase program. The remaining repurchase authorization has no expiration date.
During 2021, the Company repurchased 5.2 shares of its common stock at an average price of $282.05 for a total cost of $1,668.5, which included $1,000.0 paid in respect of an ASR for which the Company received 80% of the shares calculated at the price at the inception of the Agreements. At final settlement, the Company may be entitled to receive additional shares of its common stock from the Financial Institutions or it may be required to make a payment. If the Company are obligated to make a payment, it may elect to satisfy such obligation in cash or shares of its common stock. The specific number of shares that the Company ultimately will repurchase under the ASR Agreements will be based generally on the average of the daily volume-weighted average price per share of the Common Stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the Financial Institutions and various acknowledgments, representations and warranties made by the parties to one another. The initial shares received under the ASR have been removed from the outstanding share count and the final settlement is expected to be completed by the end of April 2022.
When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. At the end of 2021, the Company had outstanding authorization from the board of directors to purchase up to $1,631.5 of the Company's common stock. The repurchase authorization has no expiration date.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings
     The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2019	(285.4)	(87.0)	(372.4)
Current year adjustments	264.1	(72.9)	191.2
Amounts reclassified from accumulated other comprehensive earnings (a)	—	7.2	7.2
Tax effect of adjustments	—	12.1	12.1
Balance at December 31, 2020	$(21.3)	$(140.6)	$(161.9)
Current year adjustments	(104.6)	101.7	(2.9)
Pension settlement charge	—	(3.7)	(3.7)
Amounts reclassified from accumulated other comprehensive earnings (a)	—	(6.3)	(6.3)
Tax effect of adjustments	—	(17.1)	(17.1)
Balance at December 31, 2021	$(125.9)	$(66.0)	$(191.9)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. Refer to Note 15 Pension and Postretirement Plans for additional information regarding the Company's net periodic benefit cost.
12.  INCOME TAXES
The sources of income before taxes, classified between domestic and foreign entities are as follows:

	2021	2020	2019
Domestic	$2,580.6	$1,846.5	$784.4
Foreign	546.0	372.5	320.5
Total pre-tax income	$3,126.6	$2,219.1	$1,104.9
The provisions (benefits) for income taxes in the accompanying consolidated statements of operations consist of the following:

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$545.5	$455.3	$126.7
State	171.9	172.8	40.2
Foreign	107.7	81.0	83.9
	$825.1	$709.1	$250.8
Deferred:
Federal	$(64.6)	$(6.7)	$38.2
State	(13.7)	(28.1)	2.5
Foreign	0.3	(12.2)	(11.5)
	(78.0)	(47.0)	29.2
	$747.1	$662.1	$280.0

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory U.S. rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. Federal income tax effect	3.9	5.3	3.2
Foreign earnings taxed at lower rates than the statutory U.S. rate	(0.5)	(0.4)	(0.1)
Restructuring and acquisition items	—	—	0.7
Impairment of assets	—	4.0	—
GILTI	—	(0.1)	1.1
Other	(0.5)	—	(0.6)
Effective rate	23.9%	29.8%	25.3%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accounts receivable	$22.3	$20.0
Employee compensation and benefits	145.2	115.6
Operating lease liability	176.3	187.6
Acquisition and restructuring reserves	19.1	22.6
Tax loss carryforwards	184.5	206.8
Other	92.7	126.8
	640.1	679.4
Less: valuation allowance	(149.2)	(167.6)
Deferred tax assets, net of valuation allowance	$490.9	$511.8

Deferred tax liabilities:
Right of use asset	$(166.9)	$(179.5)
Intangible assets	(823.8)	(835.5)
Property, plant and equipment	(143.9)	(203.9)
Other	(47.6)	(46.3)
Total gross deferred tax liabilities	(1,182.2)	(1,265.2)
Net deferred tax liabilities	$(691.3)	$(753.4)
The table below provides a rollforward of the valuation allowance.

	December 31, 2021	December 31, 2020	December 31, 2019
Beginning balance	$167.6	$145.4	$156.9
Additions charged to expense	6.8	5.8	—
Reductions and other adjustments	(25.2)	16.4	(11.5)
Ending balance	$149.2	$167.6	$145.4
The Company has U.S. federal tax loss carryforwards of approximately $155.7, which expire periodically through 2036, as well as post 2017 carryovers of $0.1 that are limited to 80% of taxable income and have an indefinite carryover. The utilization of tax loss carryforwards is limited due to change of ownership rules; however, at this time, the Company expects to fully utilize substantially all U.S. federal tax loss carryforwards with the exception of approximately $3.9 for which a full valuation allowance has been provided. The Company has U.S. state tax loss carryforwards of $439.2, which also expire periodically through 2038, and on which a valuation allowance of $367.2 has been provided. In addition to federal and state tax loss carryforwards, the Company has other federal and state attribute carry forwards of $141.4. These attribute carryforwards have indefinite lives and a valuation allowance of $99.1. The Company has foreign tax loss carryforwards of $96.2 which have an indefinite life and on which a valuation allowance of $11.0 has been provided, as well as foreign tax loss carryforwards of $444.0 which expire periodically through 2034 that have a full valuation allowance. In addition to the foreign net operating losses, the Company has a foreign capital loss carryforward of $15.5. The foreign capital loss carryforward has an indefinite life and has a full valuation allowance.
The valuation allowance decreased from $167.6 in 2020 to $149.2 in 2021 primarily due to utilization of state tax attributes and foreign net operating losses.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Unrecognized income tax benefits were $52.4 and $48.8 at December 31, 2021, and 2020, respectively. It is anticipated that the amount of the unrecognized income tax benefits will change within the next 12 months; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $6.5 and $8.3 as of December 31, 2021, and 2020, respectively. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.6, $4.4 and $2.0, respectively, in interest and penalties expense, which was offset by a benefit from reversing previous accruals for interest and penalties of $3.4, $3.0 and $5.8, respectively. As of December 31, 2021 and 2020 interest expense of $0.0, and $1.4, respectively, was added to accrued interest from the opening balance sheet of an acquisition.
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance as of January 1	$48.8	$31.7	$18.0
Increase in reserve for tax positions taken in the current year	31.1	17.3	10.3
Increase in reserve from an acquisition's opening balance sheet	—	8.2	8.4
Decrease in reserve as a result of payments	(7.1)	(0.3)	(0.8)
Decrease in reserve as a result of lapses in the statute of limitations	(20.4)	(8.1)	(4.2)
Balance as of December 31	$52.4	$48.8	$31.7
Also included in the balance of unrecognized tax benefits as of December 31, 2021, 2020 and 2019, are $0.9, $2.1 and $0.0, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. As of December 31, 2021, 2020 and 2019 there are $51.5, $46.7 and $31.7, respectively, of tax benefits that, if recognized would favorably affect the effective income tax rate.
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
As a result of the TCJA, the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company still considers the earnings of its foreign subsidiaries to be permanently reinvested, but if repatriation were to occur the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. The Company has unremitted earnings and profits of $1,291.8 and $702.4 that are permanently reinvested in its foreign subsidiaries as of December 31, 2021, and 2020, respectively. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
13.  STOCK COMPENSATION PLANS
Stock Incentive Plans
In 2016, the shareholders approved the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the Plan). Under the Plan, as of December 31, 2021, there are 8.9 shares authorized for issuance and 4.3 shares available for grant.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Changes in options outstanding under the plans for the period indicated were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2020	0.5	148.39
Granted	0.1	233.39
Exercised	(0.1)	87.88
Canceled	—	—
Outstanding at December 31, 2021	0.5	169.03	6.9	$70.1
Exercisable at December 31, 2021	0.3	153.09	6.1	$48.1
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021.
Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Cash received by the Company	$6.8	$17.5	$27.6
Tax benefits realized	$1.7	$4.6	$6.9
Aggregate intrinsic value	$13.4	$18.5	$24.5
The following table shows the weighted average grant-date fair values of options issued during the respective year and the weighted average assumptions that the Company used to develop the fair value estimates:

	2021	2020	2019
Fair value per option	$62.18	$40.06	$33.70
Weighted average expected life (in years)	6.0	6.0	6.0
Risk free interest rate	0.6%	1.5%	2.1%
Expected volatility	28.6%	20.3%	20.4%
Expected dividend yield	N/A	N/A	N/A
The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company estimates expected option terms through an analysis of actual, historical post-vesting exercise, cancellation and expiration behavior by employees and projected post-vesting activity of outstanding options. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2021, 2020 and 2019, expense related to the Company’s stock option plan totaled $3.6, $3.4 and $5.9, respectively, and is included in selling, general and administrative expenses.
Restricted Stock, Restricted Stock Units and Performance Shares
The Company grants restricted stock, restricted stock units, and performance shares (non-vested shares) to officers and key employees and grants restricted stock and restricted stock units to non-employee directors. Restricted stock and units typically vest annually in equal one-third increments beginning on the first anniversary of the grant. A performance share grant in 2019 represents a three-year award opportunity for the period 2019-2021, and if earned, vests fully (to the extent earned) in the first quarter of 2022. A performance share grant in 2020 represents a three-year award opportunity for the period of 2020-2022 and, if earned, vests fully (to the extent earned) in the first quarter of 2023. A performance share grant in 2021 represents a three-year award opportunity for the period of 2021-2023 and, if earned, vests fully (to the extent earned) in the first quarter of 2024. Performance share awards are subject to certain earnings per share, revenue, and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned restricted stock and performance share compensation is amortized to expense, when probable, over the applicable vesting periods. For 2021, 2020, and 2019, total restricted stock, restricted stock unit, and performance share compensation expense was $135.4, $98.1 and $91.2, respectively.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table shows a summary of non-vested shares for the year ended December 31, 2021:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2021	1.3	$170.04
Granted	0.6	264.84
Vested	(0.6)	169.47
Canceled	(0.1)	195.39
Non-vested at December 31, 2021	1.2	$212.83
Unrecognized Compensation Cost
As of December 31, 2021, there was $155.2 of total unrecognized compensation cost related to non-vested stock options, restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Company's stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.0 years and will be included in cost of revenues and selling, general and administrative expenses.
Employee Stock Purchase Plan
Under the 2016 Employee Stock Purchase Plan, the Company is authorized to issue 1.8 shares of common stock. The plan permits substantially all U.S. employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 0.2, 0.3 and 0.2 shares were purchased by eligible employees in 2021, 2020 and 2019, respectively. For 2021, 2020 and 2019, expense related to the Company’s employee stock purchase plan was $14.6, $10.3 and $9.9, respectively.
The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2021	2020	2019
Fair value of the employee’s purchase right	$59.89	$35.49	$31.84
Valuation assumptions
Risk free interest rate	0.1%	0.1%	1.9%
Expected volatility	0.3	0.3	0.2
Expected dividend yield	—	—	—
14.  COMMITMENTS AND CONTINGENT LIABILITIES
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
As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's Motion to Dismiss, while the government reviewed the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed the Amended Complaint under seal. On August 24, 2021, the U.S. government filed a notice indicating that it did not intend to intervene in the matter. On October 27, 2021, the Fourth Amended Complaint was unsealed. The Fourth Amended Complaint is similar to the Third Amended Complaint in that it alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare and Medicaid business, and it further alleges that the Company unlawfully charged Medicare amounts substantially in excess of its alleged usual charges. Similar to the Third Amended Complaint, the Fourth Amended Complaint alleges violations of the federal False Claims Act and the False Claims Act of 14 states and the District of Columbia. The Company will vigorously defend the lawsuit.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. On August 26, 2021, Plaintiffs filed a Motion for Class Certification. On December 29, 2021, a related lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgement under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. The Company will vigorously defend the lawsuits.
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
On May 14, 2019, Retrieval-Masters Creditors Bureau, Inc. d/b/a American Medical Collection Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company’s patients (the AMCA Incident). The Company referred patient balances to AMCA only when direct collection efforts were unsuccessful. The Company’s systems were not impacted by the AMCA Incident. Upon learning of the AMCA Incident, the Company promptly stopped sending new collection requests to AMCA and stopped AMCA from continuing to work on any pending collection requests from the Company. AMCA informed the Company that it appeared that an unauthorized user had access to AMCA’s system between August 1, 2018, and March 30, 2019, and that AMCA could not rule out the possibility that personal information on AMCA’s system was at risk during that time period. Information on AMCA’s affected system from the Company may have included name, address, and balance information for the patient and person responsible for payment, along with the patient’s phone number, date of birth, referring physician, and date of service. The Company was later informed by AMCA that health insurance information may have been included for some individuals, and because some insurance carriers utilize the Social Security Number as a subscriber identification number, the Social Security Number for some individuals may also have been affected. No ordered tests, laboratory test results, or diagnostic information from the Company were in the AMCA affected system. The Company notified individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that was provided free of charge for 24 months.
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other health care providers who used AMCA. These lawsuits have been consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. On January 22, 2020, the Company filed Motions to Dismiss all claims. The consolidated Complaint generally alleges that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserts various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint seeks damages on behalf of a class of all affected Company customers. On December 16, 2021, the Court granted in part and denied in part the Company's Motion to Dismiss. The Company will vigorously defend the remaining claims in the multi-district litigation.
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
On October 2, 2020, the Company was served with a putative class action lawsuit, Peterson v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Northern District of New York, alleging claims for a failure to properly pay service representatives compensation for all hours worked and overtime under the Fair Labor Standards Act, as well as notice and recordkeeping claims under the New York Labor Code. On February 21, 2021, Plaintiff filed an amended complaint reiterating allegations of violations of the Fair Labor Standards Act and New York Labor Code, but narrowing the scope of the putative class to only those service representatives employed by the Company within the State of New York. The lawsuit sought monetary damages, liquidated damages, equitable and injunctive relief, and recovery of attorney's fees and costs. On December 17, 2021, the Court approved settlement of the lawsuit and entered its dismissal.
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
On March 1, 2021, the Company was served with a putative class action lawsuit, Foy v. Laboratory Corporation of America Holdings d/b/a Labcorp Diagnostics, filed in the U.S. District Court for the Middle District of North Carolina, alleging claims

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

for failure to properly pay service representatives employed outside of California and New York for all hours worked and overtime compensation under the Fair Labor Standards Act. The lawsuit sought monetary damages, liquidated damages, equitable and injunctive relief, and recovery of attorney’s fees and costs. The lawsuit was dismissed without prejudice in June 2021, but the Plaintiff is a named party in the Tabacchino lawsuit.
On October 14, 2021, a putative class action lawsuit, Tabacchino v. Laboratory Corporation of America Holdings, was filed in the Supreme Court of New York, Nassau County, alleging claims for a failure to properly pay service representatives compensation for all hours worked and overtime under the Fair Labor Standards Act and the New York Labor Code, as well as notice and recordkeeping claims under the New York Labor Code. The lawsuit seeks monetary damages, liquidated damages, civil penalties, equitable and injunctive relief, and recovery of attorney's fees and costs. On December 16, 2021, the Court issued an order approving the parties' settlement. A stipulation of discontinuance with prejudice will be filed upon the conclusion of the settlement claims process.
On November 23, 2021, the Company was served with a single plaintiff Private Attorney General Act lawsuit, Poole v. Laboratory Corporation of America, filed in the Superior Court of California, County of Kern, alleging various violations of the California Labor Code, including that Plaintiff was not properly paid wages owed, not properly paid meal and rest break premiums, not reimbursed for certain business related expenses, and other allegations including the untimely payment of wages and receipt of inaccurate wage statements. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney's fees and costs. The case was removed to the U.S. District Court for the Eastern District of California. The Company will vigorously defend the lawsuit.
On February 7, 2022, the Company was served with a Subpoena Duces Tecum issued by the DOJ in Camden, New Jersey requiring the production of documents related to non-invasive prenatal screening tests. The Company will cooperate with the DOJ.
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
15.  PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various U.S. defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. Total expense, for the years ended December 31, 2021, 2020, and 2019, was $168.9, $141.8 and $139.5, respectively.
Defined Benefit Pension Plans
The Company sponsors both funded and unfunded defined benefit pension plans which provide benefits based on various criteria such as years of service and salary. The Company maintained two plans in the United States, three plans in the United Kingdom and one in Germany.
The two plans in the United States (U.S. Plans) were closed to new entrants and the accrual of service credits at the end of 2009. The U.K. pension plans were closed to new entrants and the accrual of service credits for one plan as of December 31, 2002, and the accrual of service credits for the other two plans as of December 31, 2019. The German plan was closed to new entrants on December 31, 2009 but participants continue to accrue service credits. The U.K. and German plans are aggregated for disclosure as the Non-U.S. Plans.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2021	2020	2019	2021	2020	2019
Service cost for benefits earned	$3.9	$5.1	$4.1	2.4	2.1	5.7
Interest cost on benefit obligation	8.3	11.1	13.9	8.1	10.9	10.9
Expected return on plan assets	(17.3)	(14.9)	(15.1)	(16.3)	(16.6)	(15.0)
Net amortization and deferral	10.0	9.7	10.9	2.1	0.4	—
Expected participant contributions	—	—	—	—	(0.1)	(1.2)
Settlements	3.7	—	—	—	—	—
Defined-benefit plan costs	$8.6	$11.0	$13.8	(3.7)	(3.3)	0.4
Service costs are the only component of net periodic benefit costs recorded within Operating income. For the year ended December 31, 2021, the Company recognized a partial plan settlement charge of $3.7 as a component of Other, net.
The amounts recognized in accumulated other comprehensive earnings are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2021	2020	2021	2020
Net actuarial loss in accumulated other comprehensive earnings	$66.9	$108.8	$58.8	$99.7
Change in Projected Benefit Obligation
The change in the projected benefit obligation as of December 31, 2021, and December 31, 2020, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2021	2020	2021	2020
Balance at beginning of the year	$369.8	$355.5	$690.1	$590.7
Service cost	3.9	5.1	2.4	2.1
Interest cost	8.3	11.1	8.1	10.9
Actuarial (gain) loss	(18.0)	24.7	(34.7)	80.5
Benefits and administrative expenses paid	(30.7)	(26.6)	(22.2)	(20.0)
Foreign currency exchange rate changes	—	—	(9.9)	25.9
Balance at end of the year	$333.3	$369.8	$633.8	$690.1
The accumulated benefit obligation as of December 31, 2021 and 2020 was $333.3 and $369.8, respectively for the U.S. Plans and $633.8 and $690.1, respectively for the Non-U.S. Plans.
Change in Fair Value of Plan Assets
The change in plan assets as of December 31, 2021, and December 31, 2020, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2021	2020	2021	2020
Balances at beginning of the year	$300.9	$262.1	$535.6	$491.7
Company contributions	—	33.1	14.3	13.5
Participant contributions	—	—	—	0.1
Actual return on plan assets	27.5	32.3	22.3	32.8
Benefits and administrative expenses paid	(28.5)	(26.6)	(21.7)	(19.6)
Foreign currency exchange rate changes	—	—	(5.9)	17.1
Fair value of plan assets at end of year	$299.9	$300.9	$544.6	$535.6

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Change in Funded Status and Reconciliation of Amounts Recorded in the Balance Sheet
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheet as of December 31, 2021, and December 31, 2020, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2021	2020	2021	2020
Funded status	$33.4	$68.9	$89.2	$154.5

Recorded as:
Other assets	$13.4	$—
Accrued expenses and other	$2.4	$2.3	$0.6	$0.6
Other liabilities	44.4	66.6	88.6	153.9
Assumptions
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2021	2020	2019	2021	2020	2019
Discount rate	2.4%	3.3%	4.3%	1.1%	1.7%	2.2%
Salary increases	N/A	N/A	N/A	2.0%	3.1%	2.7%
Expected long term rate of return	6.0%	6.0%	6.5%	3.1%	3.5%	4.2%
Cash balance interest credit rate	4.0%	4.0%	4.0%	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2021 retirement plan expense of $1.7 for the U.S. Plans. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2021 retirement plan expense of $2.4 for the Non-U.S. Plans.
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2021	2020	2021	2020
Discount rate	2.8%	2.3%	1.8%	1.2%
Salary increases	N/A	N/A	2.0%	2.0%
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
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2021 pension expense of $2.9 for the U.S. Plans. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2021 pension expense of $5.4 for the Non-U.S. Plans.
The salary increase assumptions are used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in Accumulated other comprehensive income (loss) in the Company's Consolidated Statement of Financial Position and amortized into earnings in subsequent periods.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Company evaluates other assumptions periodically, such as retirement age, mortality and turnover, and updates them as necessary to reflect the Company's actual experience and expectations for the future. Differences between actual results and assumptions utilized are recorded in Accumulated other comprehensive income each period. These differences are amortized into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.
Plan Assets
The fair values of the assets at December 31, 2021, and 2020, by asset category are as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$4.3	$—	$4.3
U.S. equity index funds		—	52.5	52.5
International equity index funds		—	22.1	22.1
Real estate		—	7.6	7.6
General bond index funds		—	213.4	213.4
Total fair value		$4.3	$295.6	$299.9

Non U.S. Plans
Cash and cash equivalents	Level 1	$19.5	$—	$19.5
Annuities	Level 3	97.9	—	97.9
Pooled investment funds		—	427.2	427.2
Total fair value		$117.4	$427.2	$544.6

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$13.0	$—	$13.0
U.S. equity index funds		—	105.5	105.5
International equity index funds		—	45.7	45.7
Real estate index fund		—	15.0	15.0
General bond index funds		—	121.7	121.7
Total fair value		$13.0	$287.9	$300.9

Non U.S. Plans
Cash and cash equivalents	Level 1	$6.8	$—	$6.8
Annuities	Level 3	58.7	—	58.7
Pooled investment funds		—	470.1	470.1
Total fair value		$65.5	$470.1	$535.6
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

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at January 1, 2020	$30.6
Actual return on plan assets	28.1
Balance at December 31, 2020	58.7
Actual return on plan assets	39.2
Balance at December 31, 2021	$97.9
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
The weighted average asset allocation of the plan assets as of December 31, 2021, by asset category is as follows:

	December 31, 2021
	U.S. Plans	Non-U.S. Plans
Equity securities	24.9%	35.2%
Debt securities	71.2%	40.1%
Annuities	—%	18.0%
Real estate	2.5%	3.1%
Other	1.4%	3.6%
The weighted average target asset allocation of the plan assets is as follows:

	U.S. Plans			Non U.S. Plans
Equity securities	17.0%	to	32.5%	30.0%	to	40.0%
Debt securities	61.0%	to	81.0%	35.0%	to	45.0%
Annuities	—%	to	—%	10.0%	to	20.0%
Real estate	0.5%	to	4.3%	—%	to	10.0%
Other	—%	to	5.0%	—%	to	5.0%
Pension Funding and Cash Flows
The Company expects to make approximately $19.3 in required contributions to its defined benefit pension plans during 2022. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2022, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
The estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

	U. S. Plans	Non-U. S. Plans
2022	$27.1	$16.5
2023	26.3	17.1
2024	25.7	18.5
2025	25.6	18.4
2026	24.8	19.8
Years 2027 to 2036	111.3	107.3
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
Post-retirement Medical Plan
The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2021	2020	2019
Service cost for benefits earned	$—	$—	$—
Interest cost on benefit obligation	0.1	0.2	0.3
Net amortization and deferral	0.3	0.4	0.4
Post-retirement medical plan costs	$0.4	$0.6	$0.7

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Amounts included in accumulated other comprehensive earnings consist of unamortized net loss of $0.8 and $1.6.
A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2021	2020
Balance at January 1	$6.2	$6.5
Interest cost on benefit obligation	0.1	0.2
Actuarial loss	(0.5)	—
Benefits paid	(0.6)	(0.5)
Balance at December 31	$5.2	$6.2

Recorded as:
Accrued expenses and other	$0.7	$0.8
Other liabilities	4.5	5.4
	$5.2	$6.2
 The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 2.7% and 2.3% as of December 31, 2021, and 2020, respectively. The healthcare cost trend rate was removed due to the expectation of future funding to be at the same level as the previous year's funding.
The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2022	$0.7
2023	0.6
2024	0.6
2025	0.5
2026	0.4
Years 2027 and thereafter	1.3
Deferred Compensation Plan
The Company has Deferred Compensation Plans (DCP) under which certain of its executives may elect to defer up to 100.0% of their annual cash incentive pay and/or up to 50.0% of their annual base salary and/or eligible commissions subject to annual limits established by the U.S. government. The DCP provides executives a tax efficient strategy for retirement savings and capital accumulation without significant cost to the Company. The Company makes no contributions to the DCP. Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant, which is used for measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. The amounts accrued under these plans were $104.4 and $89.2 at December 31, 2021, and 2020, respectively. Deferred amounts are the Company's general unsecured obligations and are subject to claims by the Company's creditors. The Company's general assets may be used to fund obligations and pay DCP benefits.
16.   FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2021, and 2020 were as follows:

			Fair Value Measurements as of
			December 31, 2021
	Balance Sheet Classification	Fair Value as of December 31, 2021	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.3	$—	$16.3	$—
Cross currency swaps	Other liabilities, net	32.8	—	32.8	—
Interest rate swaps	Other assets, net	2.9	—	2.9	—
Cash surrender value of life insurance policies	Other assets, net	106.4	—	106.4	—
Deferred compensation liability	Other liabilities	104.4	—	104.4	—
Investment in equity securities	Other current assets	10.9	10.9	—	—
Contingent consideration	Other liabilities	21.9	—	—	21.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

			Fair Value Measurements as of
			December 31, 2020
	Balance Sheet Classification	Fair Value as of December 31, 2020	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.2	$—	$16.2	$—
Cross currency swaps liability	Other liabilities	40.4	—	40.4	—
Cash surrender value of life insurance policies	Other assets, net	90.6	—	90.6	—
Deferred compensation liability	Other liabilities	89.2	—	89.2	—
Contingent consideration	Other liabilities	13.9	—	—	13.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at January 1, 2020	$9.9
Addition	10.8
Cash payments and adjustments	(6.8)
Balance at December 31, 2020	13.9
Addition	9.1
Cash payments and adjustments	(1.1)
Balance at December 31, 2021	$21.9
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. During the year ended December 31, 2021, the carrying value of the noncontrolling interest put decreased by $0.2 for foreign currency translation.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $5,841.1 and $6,121.8 as of December 31, 2021, and 2020, respectively. The Company's note and debt instruments are considered Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
Interest Rate Swap
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

plus 1.0706%. These agreements were designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $2.9 at December 31, 2021, was included as a component of other long-term assets and added to the reported value of the senior notes.
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
These derivative financial instruments are accounted for as fair value hedges which increased or decreased the value of the Senior Notes with the offset being recorded as a component of other long-term assets or liabilities, as applicable. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Cash flows from the interest rate swaps are including in operating activities.
Foreign Currency Forward Contracts
The Company periodically enters into foreign currency forward contracts, which are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of December 31, 2021 and 2020.
Cross Currency Swaps
During the fourth quarter of 2018, the Company entered into six USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0 and which are accounted for as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary. Of the notional value, $300.0 matures in 2022 and $300.0 matures in 2025. These cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $20.6 and $12.2 as of December 31, 2021, respectively, are included in other long-term liabilities. These cross currency swaps maturing in 2022 and 2025 with an aggregate fair value of $26.0 and $14.4 as of December 31, 2020, respectively, are included in other long-term liabilities. Changes in the fair value of the cross-currency swaps are recorded as a component of the foreign currency translation adjustment in accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustment included in the current value of the cross currency swaps is $(32.8) for the year ended December 31, 2021, and was recognized as currency translation within the Consolidated Statement of Comprehensive Earnings. There were no amounts reclassified from the Consolidated Statement of Comprehensive Earnings to the Consolidated Statement of Operations during the year ended December 31, 2021.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		December 31, 2021			December 31, 2020
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other assets, net/Other liabilities	2.9	—	500.0	—	—	—
Cross currency swaps	Other liabilities	—	32.8	600.0	—	40.4	600.0

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount included in other comprehensive income			Amounts reclassified to the Statement of Operations
	Year Ended December 31,			Year Ended December 31,
	2021	2020	2019	2021	2020	2019
Interest rate swap contracts	$—	$0.8	$6.7	$—	$1.6	$1.6
Cross currency swaps	$7.6	$(43.6)	$6.0	$—	$—	$—
The Company recognized a gain of $1.6 and $1.6 on the extinguishment of its interest rate swap agreement in the years ended December 31, 2020 and December 31, 2019, respectively, in connection with the redemption of the 4.625% Senior Notes due 2020. No gains or losses from derivative instruments classified as hedging instruments have been recognized into income for the year ended December 31, 2021.
18.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2021	2020	2019
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$194.7	$216.6	$248.9
Income taxes, net of refunds	1,000.0	500.0	216.8
Disclosure of non-cash financing and investing activities:
Conversion of zero-coupon convertible debt	—	—	8.4
Assets acquired under finance leases	—	—	48.7
Change in accrued property, plant and equipment	11.8	(1.2)	2.7
Floating rate secured note receivable due 2022 from the sale of CRP	—	—	110.0
19.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the years ended December 31, 2021, 2020, and 2019. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings (loss) of each segment represents revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

	2021	2020	2019
Revenues:
Dx	$10,363.6	$9,253.4	$7,000.1
DD	5,845.5	4,877.7	4,578.1
Intercompany eliminations and other	(88.2)	(152.6)	(23.4)
Total revenues	$16,120.9	$13,978.5	$11,554.8

Operating Earnings:
Dx	$2,988.5	$2,634.9	$1,086.0
DD	547.7	37.3	411.5
General corporate expenses	(276.7)	(226.8)	(167.3)
Total operating income	$3,259.5	$2,445.4	$1,330.2

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	2021	2020	2019
Depreciation and Amortization
Dx	$355.8	$327.5	$301.0
DD	386.7	295.2	261.1
General corporate	2.6	2.0	2.6
Total depreciation and amortization	$745.1	$624.7	$564.7

	Dx	DD	Intercompany Eliminations and Other	Total
Geographic distribution of revenues
North America	$10,363.6	$2,818.3	$(88.2)	$13,093.7
Europe	—	2,050.8	—	2,050.8
Other	—	976.4	—	976.4
Total revenues	$10,363.6	$5,845.5	$(88.2)	$16,120.9

	Dx	DD	Total
Geographic distribution of property, plant and equipment, net
North America	$1,507.3	$670.2	$2,177.5
Europe	—	449.9	449.9
Other	—	188.0	188.0
Total property, plant and equipment, net	$1,507.3	$1,308.1	$2,815.4

20.  SUBSEQUENT EVENTS
On February 9, 2022, the Company entered into agreements to create a comprehensive strategic relationship with Ascension, a Catholic, non-profit health system. Through the expansive strategic collaboration, the Company will manage Ascension’s hospital-based laboratories in 10 states and purchase select assets of the health system’s outreach laboratory business. This long-term relationship will expand the Company’s clinical laboratory services in several states across the country while creating opportunities to enhance care across all clinical areas. The arrangement includes acquisition of certain outreach laboratory assets with a purchase price of $400.0.
On February 18, 2022, the Company closed its acquisition of Personal Genome Diagnostics Inc. (PGDx), a cancer genomics company with a portfolio of comprehensive liquid biopsy and tissue-based products. The addition of PGDx and its technology complements and accelerates Labcorp’s existing liquid biopsy capabilities and expands Labcorp’s oncology portfolio of next-generation sequencing (NGS)-based genomic profiling capabilities. Under the terms of the agreement, Labcorp paid $450.0 in cash at closing and up to an additional $125.0 on achieving future performance milestones.