Form 10-Q
period 2022-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2022-04-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

The number of shares outstanding of the issuer's common stock is 92.7 million shares as of April 28, 2022.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,233.5	$1,472.7
Accounts receivable, net	2,239.6	2,261.5
Unbilled services	800.0	716.8
Supplies inventory	440.7	401.4
Prepaid expenses and other	515.7	478.1
Total current assets	5,229.5	5,330.5
Property, plant and equipment, net	2,807.6	2,815.4
Goodwill, net	8,165.8	7,958.9
Intangible assets, net	3,972.5	3,735.5
Joint venture partnerships and equity method investments	62.2	60.9
Deferred income taxes	28.2	21.6
Other assets, net	462.6	462.6
Total assets	$20,728.4	$20,385.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623.6	$621.3
Accrued expenses and other	1,260.4	1,404.1
Unearned revenue	556.0	558.5
Short-term operating lease liabilities	189.5	187.0
Short-term finance lease liabilities	10.4	10.5
Short-term borrowings and current portion of long-term debt	1.6	1.5
Total current liabilities	2,641.5	2,782.9
Long-term debt, less current portion	5,383.3	5,416.5
Operating lease liabilities	623.7	642.5
Financing lease liabilities	83.2	84.6
Deferred income taxes and other tax liabilities	765.2	762.9
Other liabilities	489.8	402.0
Total liabilities	9,986.7	10,091.4
Commitments and contingent liabilities
Noncontrolling interest	20.6	20.6
Shareholders’ equity:
Common stock, 92.9 and 93.1 shares outstanding at March 31, 2022, and December 31, 2021, respectively	8.5	8.5
Additional paid-in capital	29.1	—
Retained earnings	10,948.4	10,456.8
Accumulated other comprehensive loss	(264.9)	(191.9)
Total shareholders’ equity	10,721.1	10,273.4
Total liabilities and shareholders’ equity	$20,728.4	$20,385.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$3,899.6	$4,161.5
Cost of revenues	2,666.7	2,562.5
Gross profit	1,232.9	1,599.0
Selling, general and administrative expenses	464.1	429.8
Amortization of intangibles and other assets	67.1	92.1
Goodwill and other asset impairments	1.2	—
Restructuring and other charges	12.6	19.2
Operating income	687.9	1,057.9
Other income (expense):
Interest expense	(42.2)	(48.5)
Equity method income, net	3.4	4.5
Investment income	1.1	2.4
Other, net	(10.1)	5.5
Earnings before income taxes	640.1	1,021.8
Provision for income taxes	148.0	251.7
Net earnings	492.1	770.1
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.5)
Net earnings attributable to Laboratory Corporation of America Holdings	$491.6	$769.6

Basic earnings per common share	$5.27	$7.88
Diluted earnings per common share	$5.23	$7.82

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net earnings	$492.1	$770.1
Foreign currency translation adjustments	(74.6)	(66.8)
Net benefit plan adjustments	2.2	3.0
Other comprehensive earnings before tax	(72.4)	(63.8)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.6)	(0.8)
Other comprehensive earnings (loss), net of tax	(73.0)	(64.6)
Comprehensive earnings	419.1	705.5
Less: Net earnings attributable to the noncontrolling interest	(0.5)	(0.5)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$418.6	$705.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,479.2	$(161.9)	$9,436.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	769.6	—	769.6
Other comprehensive earnings (loss), net of tax	—	—	—	(64.6)	(64.6)
Issuance of common stock under employee stock plans	—	24.7	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	(28.1)	—	—	(28.1)
Stock compensation	—	28.7	—	—	28.7
Purchase of common stock	—	(68.5)	—	—	(68.5)
BALANCE AT MARCH 31, 2021	$9.0	$67.1	$10,248.8	$(226.5)	$10,098.4

BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	491.6	—	491.6
Other comprehensive earnings (loss), net of tax	—	—	—	(73.0)	(73.0)
Issuance of common stock under employee stock plans	—	18.2	—	—	18.2
Net share settlement tax payments from issuance of stock to employees	—	(27.3)	—	—	(27.3)
Stock compensation	—	38.2	—	—	38.2
BALANCE AT MARCH 31, 2022	$8.5	$29.1	$10,948.4	$(264.9)	$10,721.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$492.1	$770.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	161.5	183.9
Stock compensation	38.2	28.7
Operating lease right-of-use asset expense	48.9	48.3
Goodwill and other asset impairments	1.2	—
Deferred income taxes	(19.0)	(27.8)
Other	(3.6)	(3.2)
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease in accounts receivable	20.4	146.7
Increase in unbilled services	(84.5)	(42.5)
Increase in supplies inventory	(37.4)	(4.7)
Increase in prepaid expenses and other	(41.1)	(51.9)
Decrease in accounts payable	(5.5)	(16.9)
Increase (decrease) in unearned revenue	(2.9)	31.8
Increase (decrease) in accrued expenses and other	(212.3)	95.1
Net cash provided by operating activities	356.0	1,157.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(117.2)	(95.4)
Proceeds from sale of assets	1.0	2.6
Proceeds from sale or distribution of investments	0.4	—
Investments in equity affiliates	(2.2)	(5.5)
Acquisition of businesses, net of cash acquired	(455.1)	(34.1)
Net cash used for investing activities	(573.1)	(132.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan	—	(375.0)
Net share settlement tax payments from issuance of stock to employees	(27.3)	(28.1)
Net proceeds from issuance of stock to employees	18.2	24.7
Purchase of common stock	—	(68.5)
Other	(8.6)	(3.2)
Net cash used for financing activities	(17.7)	(450.1)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(5.1)
Net increase (decrease) in cash and cash equivalents	(239.2)	570.0
Cash and cash equivalents at beginning of period	1,472.7	1,320.8
Cash and cash equivalents at end of period	$1,233.5	$1,890.8

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 11 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2022, Dx and DD contributed approximately 63% and 37% respectively, of revenues to the Company.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the United States (U.S.) Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s fiscal year 2021 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Board (FASB) issued a new accounting standard to improve the accounting for acquired revenue contracts with customers in a business combination. The Company early adopted this standard effective January 1, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three months ended March 31, 2022, and 2021, were as follows:

	For the Three Months Ended March 31, 2022				For the Three Months Ended March 31, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	19%	—%	—%	19%
Patients	5%	—%	—%	5%	5%	—%	—%	5%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%
Third party	35%	—%	—%	35%	34%	—%	—%	34%
Total Dx revenues by payer	63%	—%	—%	63%	65%	—%	—%	65%

DD
Pharmaceutical, biotechnology and medical device companies	17%	13%	7%	37%	21%	10%	4%	35%

Total revenues	80%	13%	7%	100%	86%	10%	4%	100%
Revenues in the U.S. were $3,000.5 (76.9%) and $3,472.5 (83.4%) for the three months ended March 31, 2022, and 2021, respectively.
DD Contract costs
DD incurs costs to fulfill contracts with customers. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions.

	March 31, 2022	December 31, 2021
Sales commission assets	$38.8	$36.2
Deferred contract fulfillment costs	14.9	14.4
Total	$53.7	$50.6
Amortization related to sales commission assets and associated payroll taxes for the three months ended March 31, 2022, and 2021, was $7.2 and $6.9, respectively. Amortization related to deferred contract fulfillment costs for the three months ended March 31, 2022, and 2021, was $3.1 and $3.5, respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	March 31, 2022	December 31, 2021
Dx accounts receivable	$1,155.2	$1,193.8
DD accounts receivable	1,103.8	1,089.2
Less DD allowance for doubtful accounts	(19.4)	(21.5)
Accounts receivable	$2,239.6	$2,261.5

Gross unbilled services	$813.2	$730.8
Less reserve for unbilled services	(13.2)	(14.0)
Unbilled services	$800.0	$716.8

Unearned revenue	$556.0	$558.5
Revenues recognized during the period, that were included in the unearned revenue balance at the beginning of the period were $163.8 and $152.3 for the three months ended March 31, 2022, and 2021, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the three months ended March 31, 2022 is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2021	$21.5	$13.9	$0.7	$36.1
Plus, credit loss expense	(0.4)	—	—	(0.4)
Less, write offs	1.7	0.7	—	2.4
Balance as of March 31, 2022	$19.4	$13.2	$0.7	$33.3
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations under such long-term contracts unsatisfied were $6,069.8 and $5,563.4 as of March 31, 2022, and 2021, respectively. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 1 to 8 years.
Within DD, revenues of $31.7 and $16.5 were recognized during the three months ended March 31, 2022 and 2021, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
3.    BUSINESS ACQUISITIONS
On February 18, 2022, the Company closed its acquisition of Personal Genome Diagnostics Inc. (PGDx), a leader in cancer genomics with a portfolio of comprehensive liquid biopsy and tissue-based products, for approximately $455.1 in cash. The purchase considerations for this acquisition have been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $270.0 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $286.2. The amortization period for technology intangible assets acquired from this business is 12 years. The acquisition was made primarily to complement and accelerate the Company’s existing liquid biopsy capabilities and expand the Company’s leading oncology portfolio of next-generation sequencing (NGS)-based genomic profiling capabilities. The transaction includes two milestone earnout payments, with one based on the successful development of the in-process testing and the other based on revenue. The Company has recorded an estimate of $90.0 for this contingent consideration. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The preliminary valuation of acquired assets and assumed liabilities, include the following:

Amounts Acquired During Quarter Ended March 31, 2022
Accounts receivable	$4.1
Unbilled services	2.9
Inventories	2.6
Prepaid expenses and other	1.2
Property, plant and equipment	9.9
Goodwill	286.2
Intangible assets	270.0
Other assets	3.0
Total assets acquired	$579.9
Accounts payable	4.1
Accrued expenses and other	24.1
Unearned revenue	3.3
Deferred income taxes	17.2
Other liabilities	76.1
Total liabilities acquired	124.8
Net assets acquired	$455.1
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
On February 9, 2022, the Company entered into agreements to create a comprehensive strategic relationship with Ascension, a national health system. The Company intends to manage Ascension’s hospital-based laboratories and purchase select assets of the health system’s outreach laboratory business. The transactions are subject to customary closing conditions and applicable regulatory approvals. On March 9, 2022, the Company announced it has entered into a strategic laboratory relationship with Prisma Health. The Company will acquire select assets of Prisma Health’s outreach laboratory business.
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2022			2021
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$491.6	93.2	$5.27	$769.6	97.6	$7.88
Dilutive effect of employee stock options and awards	—	0.8		—	0.9
Net earnings including impact of dilutive adjustments	$491.6	94.0	$5.23	$769.6	98.5	$7.82
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

	Three Months Ended March 31,
	2022	2021
Employee stock options and awards	0.3	—
5.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2022, are as follows:

	Dx	DD	Total
Balance as of December 31, 2021	$4,046.2	$3,912.7	$7,958.9
Goodwill acquired during the period	143.1	143.1	286.2
Foreign currency impact and other adjustments to goodwill	(47.8)	(31.5)	(79.3)
Balance as of March 31, 2022	$4,141.5	$4,024.3	$8,165.8
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The components of identifiable intangible assets are as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,345.7	$(1,407.4)	$2,938.3	$4,336.0	$(1,362.1)	$2,973.9
Patents, licenses and technology	760.2	(275.5)	484.7	484.6	(267.4)	217.2
Non-compete agreements	70.2	(38.6)	31.6	70.2	(35.5)	34.7
Trade name	5.6	(0.6)	5.0	19.8	(15.5)	4.3
Land use right	10.4	(7.9)	2.5	10.4	(7.6)	2.8
Canadian licenses	498.8	—	498.8	493.5	—	493.5
In process research and development	9.1	(0.3)	8.8	9.1	—	9.1
Media content	5.1	(2.3)	2.8	—	—	—
	$5,705.1	$(1,732.6)	$3,972.5	$5,423.6	$(1,688.1)	$3,735.5
Amortization of intangible assets for the three months ended March 31, 2022, and 2021, was $67.1 and $92.1, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $191.7 for the remainder of fiscal 2022, $259.9 in fiscal 2023, $255.3 in fiscal 2024, $243.1 in fiscal 2025, $233.3 in fiscal 2026, and $2,707.0 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2022, and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
Current portion of note payable	1.6	1.5
Total short-term borrowings and current portion of long-term debt	$1.6	$1.5
Long-term debt at March 31, 2022, and December 31, 2021, consisted of the following:

	March 31, 2022	December 31, 2021
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	468.7	502.9
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(39.3)	(41.0)
Note payable	4.0	4.6
Total long-term debt	$5,383.3	$5,416.5
Senior Notes
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities and consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used, along with cash on hand, to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due February 1, 2022 and 3.75% senior notes due August 23, 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $31.3 at March 31, 2022.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.23%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility as of March 31, 2022 and December 31, 2021. As of March 31, 2022, the effective interest rate on the revolving credit facility was 1.45%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at March 31, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $1,000.0 at March 31, 2022, under its revolving credit facility is not encumbered by any of the Company's outstanding letters of credit. There were $79.8 in outstanding letters of credit as of March 31, 2022.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2022, and December 31, 2021.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2021	93.1
Shares issued under employee stock plans	0.4
Shares repurchased	(0.6)
Common shares at March 31, 2022	92.9
Share Repurchase Program
During the fourth quarter of 2021, the Company commenced an Accelerated Share Repurchase (ASR) program. At inception, the Company paid $1,000.0 and received 2.7 shares based on a calculation using 80% of the shares calculated at the price at the inception of the ASR agreements with two different banks, Goldman Sachs & Co. LLC (Goldman Sachs) and Barclays Bank PLC (Barclays). The initial shares received under the ASR were removed from the outstanding share count in 2021. In March 2022, the Company received 0.6 shares of its common stock, arising from a partial acceleration with Barclays and a final settlement from Goldman Sachs, based on the average daily volume weighted average price per share of $277.40. On April 1, 2022, the Company received 0.2 shares of its common stock for final settlement from Barclays based on the average volume-weighted average price per share of $275.51. As of March 31, 2022, the Company had outstanding authorization from the board of directors to purchase up to $1,631.5 of the Company's common stock. The repurchase authorization has no expiration date.
Dividends
On December 9, 2021, the Company announced that it was initiating a quarterly dividend in the second quarter of 2022. On April 7, 2022, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $67.6 in the aggregate. The dividend will be payable on June 9, 2022, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on May 19, 2022. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2021	$(125.9)	$(66.0)	$(191.9)
Current year adjustments	(74.6)	3.8	(70.8)
Amounts reclassified from accumulated other comprehensive income	—	(1.6)	(1.6)
Tax effect of adjustments	—	(0.6)	(0.6)
Balance as of March 31, 2022	$(200.5)	$(64.4)	$(264.9)
8.    COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to: intellectual property disputes; commercial and contract disputes; professional liability claims; employee-related matters; transaction related disputes; securities and corporate law matters; and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
The Company believes that it is in compliance in all material respects with all statutes, regulations, and other requirements applicable to its commercial laboratory operations and drug development support services. The healthcare diagnostics and drug development industries are, however, subject to extensive regulation, and the courts have not interpreted many of the applicable statutes and regulations. Therefore, the applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, the loss of various licenses, certificates, and authorizations, additional liabilities from third-party claims, and/or exclusion from participation in government programs.
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
As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's Motion to Dismiss, while the government reviewed the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed the Amended Complaint under seal. On August 24, 2021, the U.S. government filed a notice indicating that it did not intend to intervene in the matter. On October 27, 2021, the Fourth Amended Complaint was unsealed. The Fourth Amended Complaint is similar to the Third Amended Complaint in that it alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare and Medicaid business, and it further alleges that the Company unlawfully charged Medicare amounts substantially in excess of its alleged usual charges. Similar to the Third Amended Complaint, the Fourth Amended Complaint alleges violations of the federal False Claims Act and the False Claims Act of 14 states and the District of Columbia. On February 3, 2022, the Company filed a Motion to Dismiss all claims. The Company will vigorously defend the lawsuit.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. On August 26, 2021, Plaintiffs filed a Motion for Class Certification. On December 29, 2021, a related lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgement under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. The Company will vigorously defend the lawsuits.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other health care providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. On January 22, 2020, the Company filed Motions to Dismiss all claims. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On December 16, 2021, the Court granted in part and denied in part the Company's Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company will vigorously defend the remaining claims in the multi-district litigation.
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
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On February 24, 2022, the parties entered into a Memorandum of Understanding of the terms of a settlement of the Bermejo I and Bermejo II lawsuits, subject to court approval. If approved, the settlement will also resolve the Becker and Poole lawsuits discussed below.
On June 14, 2021, a single plaintiff filed a Private Attorney General Act lawsuit, Becker v. Laboratory Corporation of America, in the Superior Court of California, County of Orange, alleging various violations of the California Labor Code, including that the Plaintiff was not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, and received inaccurate wage statements. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. A settlement of the Bermejo I and Bermejo II lawsuits, if approved by the court, will resolve the Becker lawsuit.
On November 23, 2021, the Company was served with a single plaintiff Private Attorney General Act lawsuit, Poole v. Laboratory Corporation of America, filed in the Superior Court of California, County of Kern, alleging various violations of the California Labor Code, including that Plaintiff was not properly paid wages owed, not properly paid meal and rest break premiums, not reimbursed for certain business related expenses, and other allegations including the untimely payment of wages and receipt of inaccurate wage statements. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney's fees

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
and costs. The case was removed to the U.S. District Court for the Eastern District of California. A settlement of the Bermejo I and Bermejo II lawsuits, if approved by the court, will resolve the Poole lawsuit.
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
There are various other pending legal proceedings involving the Company including, but not limited to, additional employment-related lawsuits, professional liability lawsuits, and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote and any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial condition, results of operations, or cash flows, either individually or in the aggregate.
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
9.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2022, and December 31, 2021, is as follows:

			Fair Value Measurements as of
			March 31, 2022
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	March 31, 2022	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.4	$—	$16.4	$—
Cross currency swaps	Other liabilities	36.7	—	36.7	—
Interest rate swaps	Other liabilities	31.3	—	31.3	—
Cash surrender value of life insurance policies	Other assets, net	102.0	—	102.0	—
Deferred compensation liability	Other liabilities	103.5	—	103.5	—
Investment in equity securities	Other current assets	5.9	5.9	—	—
Contingent consideration	Other liabilities	105.2	—	—	105.2

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

			Fair Value Measurements as of
			December 31, 2021
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2021	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.3	$—	$16.3	$—
Cross currency swaps	Other liabilities	32.8	—	32.8	—
Interest rate swaps	Other assets, net	2.9	—	2.9	—
Cash surrender value of life insurance policies	Other assets, net	106.4	—	106.4	—
Deferred compensation liability	Other liabilities	104.4	—	104.4	—
Investment in equity securities	Other current assets	10.9	10.9	—	—
Contingent consideration	Other liabilities	21.9	—	—	21.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2021	$21.9
Payments	(4.4)
Adjustments	(2.3)
Additions	90.0
Balance as of March 31, 2022	$105.2
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
Contingent accrued earn-out business acquisition consideration liabilities are measured at fair value using Level 3 valuations. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $5,444.5 and $5,841.1 as of March 31, 2022, and December 31, 2021, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
10.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2022	2021
Cash paid during period for:
Interest	$20.6	$77.7
Income taxes, net of refunds	28.9	40.8
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	(9.2)	(4.8)

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
11.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2022, and 2021. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represent revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Dx	$2,454.1	$2,757.8
DD	1,459.3	1,438.2
Intercompany eliminations and other	(13.8)	(34.5)
Revenues	$3,899.6	$4,161.5

Operating earnings:
Dx	$623.3	$949.1
DD	124.2	156.4
General corporate expenses	(59.6)	(47.6)
Total operating income	$687.9	$1,057.9

INDEX

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
The Company has made in this report, and from time to time may otherwise make in its public filings, press releases, and discussions by Company management, forward-looking statements concerning the Company’s operations, performance, and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Summary of Material Risks” and “Risk Factors” section of the Annual Report on Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management, including:
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

INDEX

10.    changes in government regulations or reimbursement pertaining to the pharmaceutical, biotechnology and medical device and diagnostic industries, changes in reimbursement of pharmaceutical products, or reduced spending on research and development by pharmaceutical, biotechnology and medical device and diagnostic customers;
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
13.        changes in payer mix or payment structure or process, including insurance carrier participation in health insurance exchanges, an increase in capitated reimbursement mechanisms, the impact of clearinghouses on the claims reimbursement process, the impact of a shift to consumer-driven health plans or plans carrying an increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third-party utilization management organization) related to specific diagnostic tests, categories of testing or testing methodologies;
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
32.    business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, inflationary increases, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes; geopolitical events, including terrorism and war; public health crises and disease epidemics and pandemics; changes in the global economy; and other events outside of the Company's control;
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
44.    global economic conditions and government and regulatory changes; and
45.    effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, evolving government vaccine and testing mandates and policies, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

INDEX

GENERAL (dollars in millions, except per share data)
Revenues for the three months ended March 31, 2022, were $3,899.6, a decrease of 6.3% from $4,161.5 during the three months ended March 31, 2021. The decrease was due to lower organic revenue of 6.3% and unfavorable foreign currency translation of 0.4%, partially offset by acquisitions net of divestitures of 0.4%. The 6.3% decline in organic revenue was driven by a 9.8% decrease in COVID-19 PCR and antibody testing (COVID-19 Testing), partially offset by a 3.5% increase in the Company's organic Base Business. Base Business includes the Company's business operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.
Strategic Review of Company Structure and Capital Allocation Strategy
In March 2021, the Company announced the undertaking of a comprehensive review by its board of directors and management team of Labcorp's structure and capital allocation strategy. In December 2021, the Company announced the board of directors' conclusion, as well as actions that the management team and the board of directors are taking to enhance shareholder returns. Through April 28, 2022, the actions taken include:
a.announcing that a cash dividend of $0.72 per share of common stock will be paid on June 9, 2022, to stockholders of record as of the close of business on May 19, 2022;
b.completing the purchase of $1,000.0 of Company shares under an accelerated share repurchase plan;
c.implementing a new LaunchPad business process improvement initiative, targeting savings of $350.0 over the next three years;
d.providing longer-term outlook in connection with the announcement of the Company's 2021 year-end results; and
e.providing further business insights through additional detail in connection with the announcement of Labcorp's results for the first quarter of 2022.
These actions demonstrate the Company’s continuing commitment to profitable growth through investments in science, innovation, and new technologies. Management and the board of directors are committed to continuing to evaluate all avenues for enhancing shareholder value.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2022, compared with three months ended March 31, 2021
Revenues

	Three Months Ended March 31,
	2022	2021	Change
Dx	$2,454.1	$2,757.8	(11.0)%
DD	1,459.3	1,438.2	1.5%
Intercompany eliminations and other	(13.8)	(34.5)	(60.0)%
Total	$3,899.6	$4,161.5	(6.3%)
Total revenues for the three months ended March 31, 2022, were $3,899.6, a decrease of 6.3% over $4,161.5 in the first quarter of 2021. The decrease was due to lower organic revenue of 6.3% and unfavorable foreign currency translation of 0.4%, partially offset by acquisitions net of divestitures of 0.4%. The 6.3% decline in organic revenue was driven by a 9.8% decrease in COVID-19 Testing, partially offset by a 3.5% increase in the company's organic Base Business.
Dx revenues for the three months ended March 31, 2022, were $2,454.1, a decrease of 11.0% over $2,757.8 in the first quarter of 2021. The decrease was due to organic revenue of 11.5%, partially offset by acquisitions of 0.5%. The 11.5% decrease in organic revenue was due to a 14.7% reduction from COVID-19 Testing, partially offset by a 3.2% increase in the Base Business. Total Base Business growth compared to the Base Business in the prior year was 5.6%.
Dx total volume (measured by requisitions) for the three months ended March 31, 2022, decreased by 5.0% as organic volume decreased by 5.3% and acquisition volume contributed 0.3%. Organic volume was impacted by an 8.5% decrease in COVID-19 Testing, partially offset by a 3.1% increase in Base Business. Price/mix decreased by 6.0% due to lower COVID-19 Testing of 6.3%, partially offset by acquisitions of 0.2% and organic Base Business growth of 0.1%. Base Business volume was up 4.4% compared to Base Business last year while price/mix was up 1.2%.
DD revenues for the three months ended March 31, 2022, were $1,459.3, an increase of 1.5% over $1,438.2 in the first quarter of 2021. The increase was due to organic Base Business growth of 4.3% and acquisitions net of divestitures of 0.1%, partially offset by lower COVID-19 Testing of 1.7% and foreign currency translation of 1.2%.

INDEX

Cost of Revenues

	Three Months Ended March 31,
	2022	2021	Change
Cost of revenues	$2,666.7	$2,562.5	4.1%
Cost of revenues as a % of revenues	68.4%	61.6%
Cost of revenues increased 4.1% during the three months ended March 31, 2022, as compared with the corresponding period in 2021. Cost of revenues as a percentage of revenues during the three months ended March 31, 2022, increased to 68.4% as compared to 61.6% in the corresponding period in 2021. This increase was primarily due to a reduction in COVID-19 Testing, higher personnel expenses, and other inflationary costs, partially offset by LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Change
Selling, general and administrative expenses	$464.1	$429.8	8.0%
Selling, general and administrative expenses as a % of revenues	11.9%	10.3%
Selling, general and administrative expenses as a percentage of revenues were 11.9% and 10.3% during the three months ended March 31, 2022, and 2021, respectively. The increase is primarily due to a reduction in COVID-19 Testing, and higher personnel expenses, partially offset by LaunchPad savings.
Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2022	2021	Change
Goodwill and other asset impairments	$1.2	$—	100.0%
The Company recorded impairment charges of $1.2 in other assets in Ukraine and Russia during the three months ended March 31, 2022. There were no goodwill and other asset impairments for the three months ended March 31, 2021.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2022	2021	Change
Dx	$34.9	$28.1	24.4%
DD	32.2	64.0	(49.8)%
Total amortization of intangibles and other assets	$67.1	$92.1	(27.2)%
The decrease in amortization of intangibles and other assets primarily reflects the completion of the accelerated amortization related to the Covance trade name as a result of a rebranding initiative that resulted in $29.2 of expense in the three months ended March 31, 2021, offset by amortization for assets acquired subsequent to March 31, 2021.
Restructuring and Other Charges

	Three Months Ended March 31,
	2022	2021	Change
Restructuring and other charges	$12.6	$19.2	(34.1)%
During the three months ended March 31, 2022, the Company recorded net restructuring and other charges of $12.6: $2.6 within Dx and $10.0 within DD. The charges were comprised of $5.4 related to severance and other personnel costs and $7.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.4 in unused severance costs and $0.1 in unused facility-related costs.
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
Interest Expense

	Three Months Ended March 31,
	2022	2021	Change
Interest expense	$(42.2)	$(48.5)	(13.0)%
The decrease in interest expense for the three months ended March 31, 2022, as compared with the corresponding period in 2021, is primarily due to lower outstanding debt and a lower average cost of debt.

INDEX

Equity Method Income

	Three Months Ended March 31,
	2022	2021	Change
Equity method income, net	$3.4	$4.5	(23.7)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended March 31, 2022, as compared with the corresponding period in 2021, was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, net

	Three Months Ended March 31,
	2022	2021	Change
Other, net	$(10.1)	$5.5	283.6%
 The change in Other, net for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, is primarily due to investment gains of $8.0 for the three months ended March 31, 2022. In addition, foreign currency transaction losses of $2.6 were recognized for the three months ended March 31, 2022, and losses of $1.0 were recognized in the corresponding period of 2021.
Income Tax Expense

	Three Months Ended March 31,
	2022	2021	Change
Income tax expense	$148.0	$251.7	(41.2)%
Income tax expense as a % of earnings before income taxes	23.1%	24.6%
For the three months ended March 31, 2022 and 2021, the effective income tax rate was 23.1% and 24.6%, respectively. The current year effective tax rate was favorably impacted by the Company's foreign income inclusion. Additionally, the effective income tax rate recorded benefits related to stock-based compensation arrangements.
Operating Income by Segment

	Three Months Ended March 31,
	2022	2021	Change
Dx operating income	$623.3	$949.1	(34.3)%
Dx operating margin	25.4%	34.4%	(9.0)%
DD operating income	124.2	156.4	(20.6)%
DD operating margin	8.5%	10.9%	(2.4)%
General corporate expenses	(59.6)	(47.6)	25.0%
Total operating income	$687.9	$1,057.9	(35.0)%
Dx operating income was $623.3 for the three months ended March 31, 2022, a decrease of $325.8 over operating income of $949.1 in the corresponding period of 2021, and Dx operating margin decreased 900 basis points year-over-year. The decrease in adjusted operating income and adjusted operating margin was primarily due to a reduction in COVID-19 Testing, higher personnel expense, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
DD operating income was $124.2 for the three months ended March 31, 2022, a decrease of 20.6% over operating income of $156.4 in the corresponding period of 2021. The decrease was primarily due to COVID-19 Testing, a reduction in COVID-19 vaccine and therapeutic work, the interruption of some clinical trial activity due to the conflict in Ukraine, higher personnel expense, and other inflationary costs. These impacts were partially offset by organic Base Business growth and LaunchPad savings. The Company continues to invest in technology and processes to drive profitable growth in DD.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $59.6 for the three months ended March 31, 2022, an increase of $12.0 over corporate expenses of $47.6 in the corresponding period of 2021, primarily due to higher personnel costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.

INDEX

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)

The Company's cash-generating ability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 6 (Debt) to the Company's Condensed Consolidated Financial Statements.
In summary, the Company's cash flows were as follows for the three months ended March 31, 2022, and 2021, respectively:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$356.0	$1,157.6
Net cash used for investing activities	(573.1)	(132.4)
Net cash used for financing activities	(17.7)	(450.1)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(5.1)
Net increase (decrease) in cash and cash equivalents	$(239.2)	$570.0
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2022, and 2021, totaled $1,233.5 and $1,890.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2022, the Company's operations provided $356.0 of cash as compared to $1,157.6 during the same period in 2021. The $801.6 decrease in cash provided from operations in 2022 as compared with the corresponding 2021 period is primarily due to lower cash earnings and higher working capital requirements.
Cash Flows from Investing Activities
Net cash used for investing activities for the three months ended March 31, 2022, was $573.1 as compared to $132.4 for the three months ended March 31, 2021. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the three months ended March 31, 2022. Capital expenditures were $117.2 and $95.4 for the three months ended March 31, 2022, and 2021, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities for the three months ended March 31, 2022, was $17.7 as compared to $450.1 for the three months ended March 31, 2021. The change in cash flows from financing activities for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily due to the repayment of the 2019 Term Loan in 2021 and a decrease of $68.5 in share repurchases.
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities and consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due February 1, 2022 and 3.75% senior notes due August 23, 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These instruments are designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $31.3 at March 31, 2022, was included as a component of other long-term liabilities and reduced the reported value of the senior notes.
On April 30, 2021, the Company amended and restated its revolving credit facility. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.23%, depending on the Company’s debt ratings.
Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at March 31, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.

INDEX

At March 31, 2022, the Company had $1,233.5 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026.
For the three months ended March 31, 2022, the Company did not repurchase any of the Company's common stock but received 0.6 shares of its common stock, arising from a partial acceleration from Barclays Bank PLC and a final settlement from Goldman Sachs & Co. LLC in connection with agreements under its ASR program initiated in December 2021. As of March 31, 2022, the Company had an outstanding authorization from the board of directors to purchase up to $1,631.5 more of the Company's common stock with no expiration date.
On December 9, 2021, the Company announced that it was initiating a quarterly dividend in the second quarter of 2022. On April 7, 2022, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $67.6 in the aggregate. The dividend will be payable on June 9, 2022, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on May 19, 2022. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
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
Foreign Currency Exchange Rates
Approximately 15.7% of the Company's revenues for the three months ended March 31, 2022, and approximately 14.0% of the Company's revenue for the three months ended March 31, 2021, were denominated in currencies other than the U.S. dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In the first quarter of 2022 and the year ended December 31, 2021, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the three months ended March 31, 2022, by approximately $6.7. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were ($74.6) and ($66.8) at March 31, 2022 and 2021, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2022, the Company had 27 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through April 2022 with a notional value totaling approximately $711.0. At December 31, 2021, the Company had 28 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2022 with a notional value totaling approximately $600.7.
The Company is party to US to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $600.0, maturing in 2022 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
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
In May 2021, to hedge against changes in the fair value portion of the Company's long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 (Commitments and Contingencies) to the Company’s condensed consolidated financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended March 31, 2022, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	—	—	—	—
February 1 -February 28	—	—	—	—
March 1 - March 31 (1)	0.6	277.40	0.6	1,631.5
	0.6	$277.40	0.6	$1,631.5
(1)    During the fourth quarter of 2021, the Company entered into an ASR program. At inception, the Company paid $1,000.0 and received 2.7 shares based on a calculation using 80% of the shares calculated at the price at the inception of agreements with two different banks, Goldman Sachs and Barclays. In March 2022, the Company received 0.6 shares of its common stock, arising from a partial acceleration with Barclays and a final settlement from Goldman Sachs, based on the average daily volume weighted average price per share of $277.40. On April 1, 2022, the Company received 0.2 shares of its common stock for final settlement from Barclays based on the average volume-weighted average price per share of $275.51.
As of March 31, 2022, the Company had outstanding authorization from the board of directors to purchase up to $1,631.5 of the Company's common stock. The repurchase authorization has no expiration date.
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

April 29, 2022