Form 10-Q
period 2022-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2022-08-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

The number of shares outstanding of the issuer's common stock is 90.4 million shares as of July 29, 2022.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,068.8	$1,472.7
Accounts receivable, net	2,216.4	2,261.5
Unbilled services	827.4	716.8
Supplies inventory	436.3	401.4
Prepaid expenses and other	481.9	478.1
Total current assets	5,030.8	5,330.5
Property, plant and equipment, net	2,870.2	2,815.4
Goodwill, net	8,114.0	7,958.9
Intangible assets, net	3,864.9	3,735.5
Joint venture partnerships and equity method investments	57.7	60.9
Deferred income taxes	28.7	21.6
Other assets, net	436.8	462.6
Total assets	$20,403.1	$20,385.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$754.7	$621.3
Accrued expenses and other	1,139.8	1,404.1
Unearned revenue	544.2	558.5
Short-term operating lease liabilities	192.1	187.0
Short-term finance lease liabilities	10.5	10.5
Short-term borrowings and current portion of long-term debt	1.6	1.5
Total current liabilities	2,642.9	2,782.9
Long-term debt, less current portion	5,360.3	5,416.5
Operating lease liabilities	669.4	642.5
Financing lease liabilities	81.9	84.6
Deferred income taxes and other tax liabilities	743.4	762.9
Other liabilities	484.5	402.0
Total liabilities	9,982.4	10,091.4
Commitments and contingent liabilities
Noncontrolling interest	20.0	20.6
Shareholders’ equity:
Common stock, 91.0 and 93.1 shares outstanding at June 30, 2022, and December 31, 2021, respectively	8.3	8.5
Additional paid-in capital	—	—
Retained earnings	10,897.9	10,456.8
Accumulated other comprehensive loss	(505.5)	(191.9)
Total shareholders’ equity	10,400.7	10,273.4
Total liabilities and shareholders’ equity	$20,403.1	$20,385.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,696.9	$3,840.7	$7,596.5	$8,002.2
Cost of revenues	2,574.2	2,575.9	5,240.9	5,138.4
Gross profit	1,122.7	1,264.8	2,355.6	2,863.8
Selling, general and administrative expenses	486.0	458.7	950.1	888.5
Amortization of intangibles and other assets	66.4	92.4	133.5	184.5
Goodwill and other asset impairments	—	—	1.2	—
Restructuring and other charges	44.4	9.6	57.0	28.8
Operating income	525.9	704.1	1,213.8	1,762.0
Other income (expense):
Interest expense	(42.5)	(78.3)	(84.7)	(126.8)
Equity method income, net	1.4	8.0	4.8	12.5
Investment income	2.0	2.7	3.1	5.1
Other, net	(10.4)	14.1	(20.5)	19.6
Earnings before income taxes	476.4	650.6	1,116.5	1,672.4
Provision for income taxes	117.5	182.6	265.5	434.3
Net earnings	358.9	468.0	851.0	1,238.1
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.6)	(0.8)	(1.1)
Net earnings attributable to Laboratory Corporation of America Holdings	$358.6	$467.4	$850.2	$1,237.0

Basic earnings per common share	$3.89	$4.80	$9.17	$12.69
Diluted earnings per common share	$3.87	$4.76	$9.11	$12.58

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$358.9	$468.0	$851.0	$1,238.1
Foreign currency translation adjustments	(241.1)	43.8	(315.7)	(23.0)
Net benefit plan adjustments	0.7	2.1	2.9	5.1
Other comprehensive earnings before tax	(240.4)	45.9	(312.8)	(17.9)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.2)	(0.6)	(0.8)	(1.4)
Other comprehensive earnings (loss), net of tax	(240.6)	45.3	(313.6)	(19.3)
Comprehensive earnings	118.3	513.3	537.4	1,218.8
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.6)	(0.8)	(1.1)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$118.0	$512.7	$536.6	$1,217.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,402.3	$(161.9)	$9,359.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	769.6	—	769.6
Other comprehensive earnings (loss), net of tax	—	—	—	(64.6)	(64.6)
Issuance of common stock under employee stock plans	—	24.7	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	(28.1)	—	—	(28.1)
Stock compensation	—	28.7	—	—	28.7
Purchase of common stock	—	(68.5)	—	—	(68.5)
BALANCE AT MARCH 31, 2021	$9.0	$67.1	$10,171.9	$(226.5)	$10,021.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	467.4	—	467.4
Other comprehensive earnings (loss), net of tax	—	—	—	45.3	45.3
Issuance of common stock under employee stock plans	—	1.9	—	—	1.9
Net share settlement tax payments from issuance of stock to employees	—	(14.9)	—	—	(14.9)
Stock compensation	—	23.9	—	—	23.9
Purchase of common stock	(0.1)	(78.0)	(221.9)	—	(300.0)
BALANCE AT JUNE 30, 2021	$8.9	$—	$10,417.4	$(181.2)	$10,245.1

BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	491.6	—	491.6
Other comprehensive earnings (loss), net of tax	—	—	—	(73.0)	(73.0)
Issuance of common stock under employee stock plans	—	18.2	—	—	18.2
Net share settlement tax payments from issuance of stock to employees	—	(27.3)	—	—	(27.3)
Stock compensation	—	38.2	—	—	38.2
BALANCE AT MARCH 31, 2022	$8.5	$29.1	$10,948.4	$(264.9)	$10,721.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	358.6	—	358.6
Other comprehensive earnings (loss), net of tax	—	—	—	(240.6)	(240.6)
Dividends declared	—	—	(68.6)	—	(68.6)
Issuance of common stock under employee stock plans	—	0.9	—	—	0.9
Net share settlement tax payments from issuance of stock to employees	—	(10.1)	—	—	(10.1)
Stock compensation	—	39.4	—	—	39.4
Purchase of common stock	(0.2)	(59.3)	(340.5)	—	(400.0)
BALANCE AT JUNE 30, 2022	$8.3	$—	$10,897.9	$(505.5)	$10,400.7

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$851.0	$1,238.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	320.6	371.0
Stock compensation	77.6	52.6
Operating lease right-of-use asset expense	97.7	96.3
Goodwill and other asset impairments	1.2	—
Deferred income taxes	(35.5)	(85.5)
Other	3.7	2.3
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease in accounts receivable	21.4	265.0
Increase in unbilled services	(123.9)	(100.3)
Increase in supplies inventory	(35.7)	(17.5)
Increase in prepaid expenses and other	(25.9)	(31.0)
Increase (decrease) in accounts payable	131.9	(44.3)
Increase (decrease) in unearned revenue	(6.2)	37.7
Decrease in accrued expenses and other	(349.4)	(139.6)
Net cash provided by operating activities	928.5	1,644.8
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(260.5)	(192.6)
Proceeds from sale of assets	1.1	2.7
Proceeds from sale of business	—	13.1
Proceeds from sale or distribution of investments	0.4	—
Proceeds from exit from swaps	3.0	—
Investments in equity affiliates	(4.7)	(11.9)
Acquisition of businesses, net of cash acquired	(554.9)	(34.1)
Net cash used for investing activities	(815.6)	(222.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	1,000.0
Payments on senior notes	—	(1,000.0)
Payments on term loan	—	(375.0)
Net share settlement tax payments from issuance of stock to employees	(37.4)	(43.0)
Net proceeds from issuance of stock to employees	19.1	26.6
Dividends paid	(66.7)	—
Purchase of common stock	(400.0)	(368.5)
Other	(12.4)	(15.6)
Net cash used for financing activities	(497.4)	(775.5)
Effect of exchange rate changes on cash and cash equivalents	(19.4)	(4.1)
Net increase (decrease) in cash and cash equivalents	(403.9)	642.4
Cash and cash equivalents at beginning of period	1,472.7	1,320.8
Cash and cash equivalents at end of period	$1,068.8	$1,963.2

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 11 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2022, Dx and DD contributed approximately 61% and 39%, respectively, of revenues to the Company. During the six months ended June 30, 2022, Dx and DD contributed approximately 62% and 38%, respectively, of revenues to the Company.
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
Recently Adopted Accounting Guidance
In October 2021, the Financial Accounting Standards Board (FASB) issued a new accounting standard, Accounting Standards Update 2021-08, to improve the accounting for acquired revenue contracts with customers in a business combination. The Company early adopted this standard effective January 1, 2022. The adoption of this standard did not have a material impact on the consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three and six months ended June 30, 2022, and 2021, were as follows:

	For the Three Months Ended June 30, 2022				For the Three Months Ended June 30, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	17%	—%	—%	17%
Patients	7%	—%	—%	7%	7%	—%	—%	7%
Medicare and Medicaid	6%	—%	—%	6%	6%	—%	—%	6%
Third party	30%	—%	—%	30%	31%	—%	—%	31%
Total Dx revenues by payer	61%	—%	—%	61%	61%	—%	—%	61%
DD
Pharmaceutical, biotechnology and medical device companies	19%	13%	7%	39%	23%	12%	4%	39%
Total revenues	80%	13%	7%	100%	84%	12%	4%	100%

	For the Six Months Ended June 30, 2022				For the Six Months Ended June 30, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	18%	—%	—%	18%
Patients	7%	—%	—%	7%	6%	—%	—%	6%
Medicare and Medicaid	6%	—%	—%	6%	6%	—%	—%	6%
Third party	32%	—%	—%	32%	33%	—%	—%	33%
Total Dx revenues by payer	62%	—%	—%	62%	63%	—%	—%	63%
DD
Pharmaceutical, biotechnology and medical device companies	18%	13%	7%	38%	22%	11%	4%	37%
Total revenues	80%	13%	7%	100%	85%	11%	4%	100%
Revenues in the U.S. were $2,856.9 (77.3%) and $3,091.3 (80.5%) for the three months ended June 30, 2022, and 2021, respectively, and for the six months ended June 30, 2022, and 2021, were $5,857.5 (77.1%) and $6,537.4 (81.7%), respectively.
DD Contract costs
DD incurs costs to fulfill contracts with customers. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions.

	June 30, 2022	December 31, 2021
Sales commission assets	$40.2	$36.2
Deferred contract fulfillment costs	15.0	14.4
Total	$55.2	$50.6
Amortization related to sales commission assets and associated payroll taxes for the three months ended June 30, 2022, and 2021, was $8.7 and $6.4, respectively, and for the six months ended June 30, 2022, and 2021, was $15.9 and $13.3, respectively. Amortization related to deferred contract fulfillment costs for the three months ended June 30, 2022, and 2021, was $2.9 and $3.0, respectively, and was $6.0 and $6.5, respectively, for the six months ended June 30, 2022, and 2021.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	June 30, 2022	December 31, 2021
Dx accounts receivable	$1,066.4	$1,193.8
DD accounts receivable	1,171.3	1,089.2
Less DD allowance for doubtful accounts	(21.3)	(21.5)
Accounts receivable	$2,216.4	$2,261.5

Gross unbilled services	$838.8	$730.8
Less reserve for unbilled services	(11.4)	(14.0)
Unbilled services	$827.4	$716.8

Unearned revenue	$544.2	$558.5
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $233.6 and $233.0 for the six months ended June 30, 2022, and 2021, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the six months ended June 30, 2022, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2021	$21.5	$13.9	$0.7	$36.1
Plus, credit loss expense	3.0	—	—	3.0
Less, write offs	(3.2)	(2.5)	—	(5.7)
Balance as of June 30, 2022	$21.3	$11.4	$0.7	$33.4
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations unsatisfied under such long-term contracts were $6,132.6 and $5,616.6 as of June 30, 2022, and 2021, respectively. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 1 to 8 years.
Within DD, revenues of $37.4 and $12.2 were recognized during the three months ended June 30, 2022 and 2021, respectively, and revenues of $69.1 and $28.7 were recognized during the six months ended June 30, 2022 and 2021, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
3.    BUSINESS ACQUISITIONS
During the six months ended June 30, 2022, the Company acquired several businesses and related assets for approximately $554.9 in cash. The purchase consideration for these acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $325.3 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $332.8. The amortization periods for intangible assets acquired from the businesses range from 5 to 15 years for customer relationships and non-compete agreements. These acquisitions were made primarily to complement and accelerate the Company’s existing liquid biopsy capabilities and enhance the Company's diagnostic footprint and capabilities. The preliminary valuation of acquired assets and assumed liabilities, include the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Amounts Acquired During Six Months Ended June 30, 2022
Accounts receivable	$4.1
Unbilled services	2.9
Inventories	2.6
Prepaid expenses and other	1.2
Property, plant and equipment	10.0
Goodwill	332.8
Intangible assets	325.3
Other assets	0.8
Total assets acquired	$679.7
Accounts payable	4.1
Accrued expenses and other	24.1
Unearned revenue	3.3
Deferred income taxes	17.1
Other liabilities	76.2
Total liabilities acquired	124.8
Net assets acquired	$554.9
The purchase price allocation for several transactions are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to contingent purchase price valuation, intangible assets, goodwill, and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified.
During the six months ended June 30, 2021, the Company acquired a business and related assets for approximately $34.1 in cash. The purchase consideration for the acquisition in the six months ended June 30, 2021, has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $17.6 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $15.6. The amortization periods for intangible assets acquired from the business range from 5 to 15 years for customer relationships and non-compete agreements. The acquisition was made primarily to expand the Company's services for hospitals and health system laboratories. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired business' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$358.6	92.3	$3.89	$467.4	97.4	$4.80	$850.2	92.7	$9.17	$1,237.0	97.5	$12.69
Dilutive effect of employee stock options and awards	—	0.4		—	0.8		—	0.6		—	0.8
Net earnings including impact of dilutive adjustments	$358.6	92.7	$3.87	$467.4	98.2	$4.76	$850.2	93.3	$9.11	$1,237.0	98.4	$12.58
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee stock options and awards	0.5	0.1	0.3	0.1
5.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2022, are as follows:

	Dx	DD	Total
Balance as of December 31, 2021	$4,046.2	$3,912.7	$7,958.9
Goodwill acquired during the period	189.7	143.1	332.8
Foreign currency impact and other adjustments to goodwill	(50.7)	(127.0)	(177.7)
Balance as of June 30, 2022	$4,185.2	$3,928.8	$8,114.0
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
The components of identifiable intangible assets are as follows:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,293.3	$(1,437.9)	$2,855.4	$4,336.0	$(1,362.1)	$2,973.9
Patents, licenses and technology	755.2	(284.8)	470.4	484.6	(267.4)	217.2
Non-compete agreements	79.1	(41.6)	37.5	70.2	(35.5)	34.7
Trade name	5.6	(0.9)	4.7	19.8	(15.5)	4.3
Land use right	10.3	(8.2)	2.1	10.4	(7.6)	2.8
Canadian licenses	484.5	—	484.5	493.5	—	493.5
Other	14.2	(3.9)	10.3	9.1	—	9.1
	5,642.2	(1,777.3)	3,864.9	5,423.6	(1,688.1)	3,735.5
Amortization of intangible assets for the three and six months ended June 30, 2022, and 2021, was $66.4 and $92.4 and $133.5 and $184.5, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $121.4 for the remainder of fiscal 2022, $255.6 in fiscal 2023, $251.0 in fiscal 2024, $238.9 in fiscal 2025, $229.1 in fiscal 2026, and $2,144.7 thereafter.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
6.    DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2022, and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
Current portion of note payable	1.6	1.5
Total short-term borrowings and current portion of long-term debt	$1.6	$1.5
Long-term debt at June 30, 2022, and December 31, 2021, consisted of the following:

	June 30, 2022	December 31, 2021
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	444.6	502.9
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(37.6)	(41.0)
Note payable	3.3	4.6
Total long-term debt	$5,360.3	$5,416.5
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
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $55.4 at June 30, 2022.
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.23%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There were no balances outstanding on the Company's current revolving credit facility as of June 30, 2022 and December 31, 2021. As of June 30, 2022, the effective interest rate on the revolving credit facility was 2.79%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at June 30, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company's availability of $1,000.0 at June 30, 2022, under its revolving credit facility is not encumbered by any of the Company's outstanding letters of credit. There were $76.4 in outstanding letters of credit as of June 30, 2022.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2022, and December 31, 2021.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2021	93.1
Shares issued under employee stock plans	0.5
Shares repurchased	(2.6)
Common shares at June 30, 2022	91.0
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
During the second quarter of 2022, the Company purchased 1.7 shares of its common stock at an average price of $237.85 for a total cost of $400.0. As of June 30, 2022, the Company had outstanding authorization from the board of directors to purchase up to $1,231.5 of the Company's common stock. The repurchase authorization has no expiration.
Dividends
For the three months ended June 30, 2022, the Company paid $66.7 in common stock dividends or $0.72 per share of common stock. On July 14, 2022, the Company announced a cash dividend of $0.72 per share of common stock for the third quarter, or approximately $66.1 in the aggregate. The dividend will be payable on September 9, 2022, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on August 18, 2022. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2021	$(125.9)	$(66.0)	$(191.9)
Current year adjustments	(314.8)	5.1	(309.7)
Amounts reclassified from accumulated other comprehensive income	(0.9)	(2.2)	(3.1)
Tax effect of adjustments	—	(0.8)	(0.8)
Balance as of June 30, 2022	$(441.6)	$(63.9)	$(505.5)
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
In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas health care providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney's fees, and legal expenses. The Company will vigorously defend the lawsuit.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers' Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Florida Second District Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The Court held oral arguments on December 9, 2020. On May 26, 2022, the Florida Supreme Court issued an opinion approving the result of the Florida Second District Court of Appeal. The Company will vigorously defend the lawsuit.
In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney's Office for South Carolina, which requested information regarding alleged remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs' Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL's and Singulex's offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company filed a Motion to Dismiss seeking the dismissal of the claims asserted under the California and Illinois insurance fraud prevention statutes, the conspiracy claim, the reverse False Claims Act claim, and all claims based on the theory that the Company performed medically unnecessary testing. On January 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss. The Court dismissed the Plaintiffs' claims based on the theory that the Company performed medically unnecessary testing, the claims asserted under the California and Illinois insurance fraud prevention statutes, and the reverse False Claims Act claim. The Court denied the Motion to Dismiss as to the conspiracy claim. On March 12, 2021, the Company filed a Motion for Summary Judgment related to all remaining claims. On June 16, 2021, the Court denied the Company’s Motion for Summary Judgment. The lawsuit is scheduled for trial beginning January 9, 2023. The Company will vigorously defend the lawsuit.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other health care providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. On January 22, 2020, the Company filed Motions to Dismiss all claims. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On December 16, 2021, the Court granted in part and denied in part the Company's Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. The Company will vigorously defend the remaining claims in the multi-district litigation.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the Court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the Ninth Circuit Court of Appeals. On June 16, 2022, the Plaintiffs filed a Motion to Refine the Class Definitions regarding the certified class. The Company will vigorously defend the lawsuit.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. The lawsuit is scheduled for trial on September 19, 2022. The Company will vigorously defend the lawsuit. The Company has instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patents, with decisions on validity expected in November and December 2022.
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
On February 7, 2022, the Company was served with a Subpoena Duces Tecum issued by the DOJ in Camden, New Jersey requiring the production of documents related to non-invasive prenatal screening tests. The Company is cooperating with the DOJ.
On June 27, 2022, the Company was served with a Subpoena Duces Tecum issued by the DOJ in Boston, Massachusetts requiring the production of documents related to urine drug testing. The Company is cooperating with the DOJ.
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
9.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2022, and December 31, 2021, is as follows:

			Fair Value Measurements as of
			June 30, 2022
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	June 30, 2022	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.9	$—	$15.9	$—
Cross currency swaps	Other liabilities	18.3	—	18.3	—
Interest rate swaps	Other liabilities	55.4	—	55.4	—
Cash surrender value of life insurance policies	Other assets, net	95.8	—	95.8	—
Deferred compensation liability	Other liabilities	94.9	—	94.9	—
Contingent consideration	Other liabilities	99.2	—	—	99.2

			Fair Value Measurements as of
			December 31, 2021
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2021	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.3	$—	$16.3	$—
Cross currency swaps	Other liabilities	32.8	—	32.8	—
Interest rate swaps	Other assets, net	2.9	—	2.9	—
Cash surrender value of life insurance policies	Other assets, net	106.4	—	106.4	—
Deferred compensation liability	Other liabilities	104.4	—	104.4	—
Investment in equity securities	Other current assets	10.9	10.9	—	—
Contingent consideration	Other liabilities	21.9	—	—	21.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2021	$21.9
Payments	(10.4)
Adjustments	(2.3)
Additions	90.0
Balance as of June 30, 2022	$99.2

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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $5,103.1 and $5,841.1 as of June 30, 2022, and December 31, 2021, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. These instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. These cross currency swaps are included in other long-term liabilities as appropriate with an aggregate fair value of $18.3 and $32.8 as of June 30, 2022 and December 31, 2021, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statement of Comprehensive Earnings. In May 2022, the Company reclassified a gain of $0.9 to the Consolidated Statement of Operations within other, net, due to the exit of $300.0 of the cross-currency swap agreements.
10.     SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2022	2021
Cash paid during period for:
Interest	$46.7	$109.3
Income taxes, net of refunds	291.5	591.6
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	(11.3)	4.8

11.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2022, and 2021. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis as it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Dx	$2,255.4	$2,365.5	$4,709.5	$5,123.3
DD	1,451.9	1,495.2	2,911.2	2,933.4
Intercompany eliminations and other	(10.4)	(20.0)	(24.2)	(54.5)
Revenues	$3,696.9	$3,840.7	7,596.5	8,002.2

Operating earnings:
Dx	$455.5	$603.6	1,078.8	1,552.7
DD	150.9	147.3	275.1	303.7
General corporate expenses	(80.5)	(46.8)	(140.1)	(94.4)
Total operating income	$525.9	$704.1	1,213.8	1,762.0
12.  SUBSEQUENT EVENT
On July 28, 2022, the Company announced that its board of directors authorized the Company to pursue a spin-off of its wholly owned Clinical Development business, which includes parts of its DD segment focused on providing Phase I-IV clinical trial management, market access and technology solutions to pharmaceutical and biotechnology organizations. The planned spin-off will result in two independent, publicly traded companies. The spin-off is intended to be a tax-free transaction to the Company and its stockholders for U.S. federal income tax purposes and is expected to be effected through a dividend of the Clinical Development business’ shares to the Company's shareholders. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off. The Company is targeting completion of the spin-off in the second half of 2023. The spin-off will be subject to the satisfaction of certain customary conditions, including, among others, the receipt of final approval by the Company's board of directors, the receipt of appropriate assurances regarding the tax-free nature of the separation, and the effectiveness of any required filings with the SEC.

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
15.    failure to obtain and retain new customers, an unfavorable change in the mix of testing or other services ordered, or a reduction in tests ordered, specimens submitted, or services requested by existing customers, and reductions and delays in payments from Dx and DD customers;
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
25.    damage to the Company's reputation, loss of business, or other harm from increased regulations and restrictions on the import of research animals, limitations of supply of research animals, and acts of animal rights activists, or potential harm and/or liability arising from animal research activities;
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

INDEX

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
44.    global economic conditions and government and regulatory changes; and
45.    effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, evolving government vaccine and testing mandates and policies, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services; and
46.     risks associated with the impact, timing, expected benefits and costs, or terms of the planned spin-off of the Company’s Clinical Development business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access and technology solutions to pharmaceutical and biotechnology organizations, including but not limited to (i) uncertainties as to the completion and timing of the transaction; (ii) the

INDEX

failure to obtain appropriate assurances regarding the tax-free nature of the spin-off; (iii) the receipt of regulatory approvals; (iv) the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally; (v) unexpected issues that arise in the continued planning for the transaction; (vi) the failure to have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis, or at all; (vii) risks that the proposed transaction disrupts current plans and operations of Labcorp or Clinical Development; (viii) potential difficulties attracting or retaining Company or Clinical Development employees as a result of the spin-off announcement, pendency or completion of the spin-off; (ix) risks related to diverting management’s attention from the Company and Clinical Development’s ongoing business operations; (x) the ability of the Company to successfully separate Clinical Development operations from the Company’s ongoing operations; (xi) market receptiveness to effect transactions in the capital markets; and (xii) market reaction to the announcement and planning for the transaction.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.
GENERAL (dollars in millions, except per share data)
Revenues for the six months ended June 30, 2022, were $7,596.5, a decrease of 5.1% from $8,002.2 during the six months ended June 30, 2021. The decrease was due to lower organic revenue of 4.9% and unfavorable foreign currency translation of 0.7%, partially offset by acquisitions net of divestitures of 0.6%. The 4.9% decline in organic revenue includes a 7.4% decrease in COVID-19 PCR and antibody testing (COVID-19 Testing), partially offset by a 2.5% increase in the Company's organic Base Business. Base Business includes the Company's business operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.
Proposed Spin-Off of Clinical Development Business
On July 28, 2022, the Company announced that its board of directors authorized the Company to pursue a spin-off of its wholly owned Clinical Development business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trials, market access and technology solutions to pharmaceutical and biotechnology organizations. The planned spin-off would result in two independent, publicly traded companies. The spin-off is intended to be a tax-free transaction to the Company and its stockholders for U.S. federal income tax purposes and is expected to be effected through a dividend of the Clinical Development business' shares to the Company's shareholders. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off. The Company is targeting completion of the spin-off in the second half of 2023, subject to the satisfaction certain customary conditions, including receipt of final approval by the Company's board of directors, receipt of appropriate assurances regarding the tax-free nature of the transaction, and the effectiveness of any required filings with the SEC. There can be no assurances regarding the ultimate timing of the transaction or that the spin-off will be completed.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2022, compared with three months ended June 30, 2021
Revenues

	Three Months Ended June 30,
	2022	2021	Change
Dx	$2,255.4	$2,365.5	(4.7)%
DD	1,451.9	1,495.2	(2.9)%
Intercompany eliminations and other	(10.4)	(20.0)	(48.0)%
Total	$3,696.9	$3,840.7	(3.7%)
Total revenues for the three months ended June 30, 2022, were $3,696.9, a decrease of 3.7% over $3,840.7 in the second quarter of 2021. The decrease was due to lower organic revenue of 3.4% and unfavorable foreign currency translation of 1.1%, partially offset by acquisitions net of divestitures of 0.8%. The 3.4% decrease in organic revenue was driven by a 4.8% decrease in COVID-19 Testing, partially offset by a 1.4% increase in the Company's organic Base Business.
Dx revenues for the three months ended June 30, 2022, were $2,255.4, a decrease of 4.7% over $2,365.5 in the second quarter of 2021. The decrease was primarily due to a decrease in organic revenue of 5.7%, partially offset by acquisitions of

INDEX

1.2%. The 5.7% decrease in organic revenue was due to a 7.8% decrease in COVID-19 Testing, partially offset by a 2.1% increase in the Base Business. Total Base Business growth compared to the Base Business in the prior year was 3.9%.
Dx total volume (measured by requisitions) for the three months ended June 30, 2022, decreased by 2.7% as organic volume decreased by 3.1% and acquisition volume contributed 0.4%. Organic volume was impacted by an 5.6% decrease in COVID-19 Testing, partially offset by a 2.6% increase in Base Business. Price/mix decreased by 2.0% due to a decrease in COVID-19 Testing of 2.2% and a decline in organic Base Business of 0.4%, partially offset by acquisitions of 0.8%. Base Business volume was up 3.4% compared to the Base Business last year, while price/mix was up 0.5%.
DD revenues for the three months ended June 30, 2022, were $1,451.9, a decrease of 2.9% over $1,495.2 in the second quarter of 2021. The decrease was due to unfavorable foreign currency translation of 2.6% and lower COVID-19 Testing of 0.6%, partially offset by acquisitions net of divestitures of 0.2% and organic Base Business growth of 0.1%. Organic Base Business growth was impacted by reduced COVID-19 related work, the conflict in Ukraine, and lower pass-throughs.
Cost of Revenues

	Three Months Ended June 30,
	2022	2021	Change
Cost of revenues	$2,574.2	$2,575.9	(0.1)%
Cost of revenues as a % of revenues	69.6%	67.1%
Cost of revenues decreased 0.1% during the three months ended June 30, 2022, as compared with the corresponding period in 2021. Cost of revenues as a percentage of revenues during the three months ended June 30, 2022, increased to 69.6% as compared to 67.1% in the corresponding period in 2021. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues, higher personnel expenses, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2022	2021	Change
Selling, general and administrative expenses	$486.0	$458.7	6.0%
Selling, general and administrative expenses as a % of revenues	13.1%	11.9%
Selling, general and administrative expenses as a percentage of revenues were 13.1% and 11.9% during the three months ended June 30, 2022, and 2021, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues, and higher personnel expenses, partially offset by LaunchPad savings.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2022	2021	Change
Dx	$31.8	$28.4	11.8%
DD	34.6	64.0	(45.8)%
Total amortization of intangibles and other assets	$66.4	$92.4	(28.1)%
The decrease in amortization of intangibles and other assets primarily reflects the completion of the accelerated amortization related to the Covance trade name as a result of a rebranding initiative that resulted in $28.0 of expense in the three months ended June 30, 2021, offset by additional amortization for assets acquired subsequent to June 30, 2021.
Restructuring and Other Charges

	Three Months Ended June 30,
	2022	2021	Change
Restructuring and other charges	$44.4	$9.6	362.4%
During the three months ended June 30, 2022, the Company recorded net restructuring and other charges of $44.4: $17.7 within Dx, $21.4 within DD, and $5.3 allocated to general corporate. The charges were comprised of $24.1 related to severance and other personnel costs and $19.4 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.9 in severance costs.
During the three months ended June 30, 2021, the Company recorded net restructuring and other charges of $9.6: $6.0 within Dx and $3.6 within DD. The charges were comprised of $6.1 related to severance and other personnel costs and $3.5 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $0.1 of previously established severance liabilities and the reversal of a previously established liability of $0.1 in unused facility-related costs.

INDEX

Interest Expense

	Three Months Ended June 30,
	2022	2021	Change
Interest expense	$(42.5)	$(78.3)	(45.7)%
The decrease in interest expense for the three months ended June 30, 2022, as compared with the corresponding period in 2021, is primarily due to the costs of redeeming the 3.20% and 3.75% senior notes, issuing new senior notes in 2021, lower outstanding debt, and a lower average cost of debt in 2022.
Equity Method Income

	Three Months Ended June 30,
	2022	2021	Change
Equity method income, net	$1.4	$8.0	(83.0)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended June 30, 2022, as compared with the corresponding period in 2021, was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, net

	Three Months Ended June 30,
	2022	2021	Change
Other, net	$(10.4)	$14.1	(173.1)%
 The change in Other, net for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, is primarily due to investment losses of $6.2 for the three months ended June 30, 2022 compared to investment gains of $22.1 for the corresponding period of 2021. In addition, foreign currency transaction losses of $4.4 were recognized for the three months ended June 30, 2022 as compared to losses of $1.7 for the corresponding period of 2021.
Income Tax Expense

	Three Months Ended June 30,
	2022	2021	Change
Income tax expense	$117.5	$182.6	(35.6)%
Income tax expense as a % of earnings before income taxes	24.7%	28.1%
For the three months ended June 30, 2022 and 2021, the effective income tax rate was 24.7% and 28.1%, respectively. The current year effective tax rate was favorably impacted by the Company's foreign income inclusion. The prior year effective tax rate was favorably impacted by stock-based compensation arrangements and was partially offset by the deferred revaluation related to a U.K. rate change.
Operating Income by Segment

	Three Months Ended June 30,
	2022	2021	Change
Dx operating income	$455.5	$603.6	(24.5)%
Dx operating margin	20.2%	25.5%	(5.3)%
DD operating income	150.9	147.3	2.4%
DD operating margin	10.4%	9.9%	0.5%
General corporate expenses	(80.5)	(46.8)	71.9%
Total operating income	$525.9	$704.1	(25.3)%
Dx operating income was $455.5 for the three months ended June 30, 2022, a decrease of $148.1 over operating income of $603.6 in the corresponding period of 2021, and Dx operating margin decreased 530 basis points year-over-year. The decrease in adjusted operating income and adjusted operating margin was primarily due to a reduction in COVID-19 Testing, higher personnel expense, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
DD operating income was $150.9 for the three months ended June 30, 2022, a increase of $3.5 over operating income of $147.3 in the corresponding period of 2021. The increase was primarily due to less amortization expense in 2022 as a result of the completion of the accelerated amortization related to the Covance trade name, organic Base Business growth, and LaunchPad savings, partially offset by lower COVID-19 Testing, a reduction in COVID-19 related work, the interruption of some clinical trial activity due to the conflict in Ukraine, and other inflationary costs.

INDEX

General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $80.5 for the three months ended June 30, 2022, an increase of $33.7 over corporate expenses of $46.8 in the corresponding period of 2021, primarily due to higher personnel costs, bonus allocation, research and development costs, and other costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.
Six months ended June 30, 2022, compared with six months ended June 30, 2021
Revenues

	Six Months Ended June 30,
	2022	2021	Change
Dx	$4,709.5	$5,123.3	(8.1)%
DD	2,911.2	2,933.4	(0.8)%
Intercompany eliminations and other	(24.2)	(54.5)	(55.6)%
Total	$7,596.5	$8,002.2	(5.1)%
The decrease in revenues for the six months ended June 30, 2022, as compared with the corresponding period in 2021 was 5.1%. The decrease was due to lower organic revenue of 4.9% and unfavorable foreign currency translation of 0.7%, partially offset by acquisitions net of divestitures of 0.6%. The 4.9% decrease in organic revenue includes a 7.4% decrease from COVID-19 Testing and a 2.5% increase in the Company's organic Base Business.
Dx revenues for the first half of the year were $4,709.5, a decrease of 8.1% compared to revenues of $5,123.3 during the six months ended June 30, 2021. The decrease was primarily due to lower organic revenue of 8.8% and unfavorable foreign currency translation of 0.1%, partially offset by acquisitions of 0.8%. The 8.8% decrease in organic revenue was due to an 11.5% decrease in COVID-19 Testing, partially offset by a 2.7% increase in the Base Business.
Total volume, measured by requisitions, decreased by 3.9% as organic volume decreased by 4.2% and acquisition volume contributed 0.3%. COVID-19 Testing decreased organic volume growth by 7.1%. Price/mix decreased by 4.2% due to lower COVID-19 Testing of 4.4%, lower organic Base Business of 0.2%, and unfavorable foreign currency translation of 0.1%, partially offset by acquisitions of 0.5%.
DD revenues for the six months ended June 30, 2022 were $2,911.2, an decrease of 0.8% over revenues of $2,933.4 during the six months ended June 30, 2021. The decrease in revenues was primarily due to unfavorable foreign currency translation of 1.9%, lower COVID-19 Testing performed through its Central Laboratories business of 1.2%, partially offset by an increase in organic Base Business revenue of 2.2% and acquisitions net of divestitures of 0.2%.
Cost of Revenues

	Six Months Ended June 30,
	2022	2021	Change
Cost of revenues	$5,240.9	$5,138.4	2.0%
Cost of revenues as a % of revenues	69.0%	64.2%
Cost of revenues increased 2.0% during the six months ended June 30, 2022, as compared with the corresponding period in 2021. Cost of revenues as a percentage of revenues during the six months ended June 30, 2022, increased to 69.0% as compared to 64.2% in the corresponding period in 2021. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues, higher personnel expenses, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2022	2021	Change
Selling, general and administrative expenses	$950.1	$888.5	6.9%
Selling, general and administrative expenses as a % of revenues	12.5%	11.1%
Selling, general and administrative expenses as a percentage of revenues were 12.5% and 11.1% during the six months ended June 30, 2022, and 2021, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues, and higher personnel expenses, partially offset by LaunchPad savings.

INDEX

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2022	2021	Change
Dx	$66.7	$56.5	18.0%
DD	66.8	128.0	(47.8)%
Total amortization of intangibles and other assets	$133.5	$184.5	(27.6)%
The decrease in amortization of intangibles and other assets primarily reflects the completion of the accelerated amortization related to the Covance trade name as a result of a rebranding initiative that resulted in $57.2 of expense in the six months ended June 30, 2021, offset by additional amortization for assets acquired subsequent to June 30, 2021.
Goodwill and Other Asset Impairments

	Six Months Ended June 30,
	2022	2021	Change
Goodwill and other asset impairments	$1.2	$—	100.0%
The Company recorded impairment charges of $1.2 in other assets in Ukraine and Russia during the six months ended June 30, 2022. There were no goodwill and other asset impairments for the six months ended June 30, 2021.
Restructuring and Other Special Charges

	Six Months Ended June 30,
	2022	2021	Change
Restructuring and other charges	$57.0	$28.8	98.0%
During the six months ended June 30, 2022, the Company recorded net restructuring and other charges of $57.0: $20.3 within Dx, $31.4 within DD, and $5.3 allocated to general corporate. The charges were comprised of $29.5 related to severance and other personnel costs and $27.1 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $0.5 of previously established severance liabilities and the reversal of previously established liability of $0.1 in unused facility-related costs.
During the six months ended June 30, 2021, the Company recorded net restructuring and other special charges of $28.8: $13.5 within Dx and $15.3 within DD. The charges were comprised of $10.2 related to severance and other personnel costs and $18.7 in facility closures, lease terminations, and general integration initiatives. The charges were adjusted by an increase of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.2 in unused facility-related costs.
Interest Expense

	Six Months Ended June 30,
	2022	2021	Change
Interest expense	$(84.7)	$(126.8)	(33.2)%
The decrease in interest expense for the six months ended June 30, 2022, as compared with the corresponding period in 2021, is primarily due to the costs of redeeming the 3.20% and 3.75% notes, issuing the new senior notes in 2021, lower outstanding debt and a lower average cost of debt in 2022.
Equity Method Income

	Six Months Ended June 30,
	2022	2021	Change
Equity method income, net	$4.8	$12.5	(61.7)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the six months ended June 30, 2022, as compared with the corresponding period in 2021, was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, net

	Six Months Ended June 30,
	2022	2021	Change
Other, net	$(20.5)	$19.6	(204.2)%

INDEX

 The change in Other, net for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, is primarily due to investment losses of $14.2 compared to $30.5 of investment gains in the corresponding period of 2021. In addition, foreign currency transaction losses of $7.0 were recognized for the six months ended June 30, 2022, and losses of $2.8 were recognized in the corresponding period of 2021.
Income Tax Expense

	Six Months Ended June 30,
	2022	2021	Change
Income tax expense	$265.5	$434.3	(38.9)%
Income tax expense as a % of earnings before income taxes	23.8%	26.0%
For the six months ended June 30, 2022, and 2021, the effective income tax rate was 23.8% and 26.0%, respectively. The current year effective tax rate was favorably impacted by the Company's foreign income inclusion. The prior year effective tax rate was favorably impacted by stock-based compensation arrangements and was partially offset by the deferred revaluation related to a U.K. rate change.
Operating Income by Segment

	Six Months Ended June 30,
	2022	2021	Change
Dx operating income	$1,078.8	$1,552.7	$(473.9)
Dx operating margin	22.9%	30.3%	(7.4)%
DD operating income	275.1	303.7	(28.6)
DD operating margin	9.4%	10.4%	(0.9)%
General corporate expenses	(140.1)	(94.4)	(45.7)
Total operating income	$1,213.8	$1,762.0	$(548.2)
Dx operating income was $1,078.8 for the six months ended June 30, 2022, an decrease of $473.9 from operating income of $1,552.7 in the corresponding period of 2021, and Dx operating margin decreased 740 basis points year-over-year. The decrease in adjusted operating income and adjusted operating margin was primarily due to a reduction in COVID-19 Testing, higher personnel expense, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
DD operating income was $275.1 for the six months ended June 30, 2022, a decrease of $28.6 from operating income of $303.7 in the corresponding period of 2021. The decrease was primarily due to a reduction in COVID-19 Testing, a reduction in COVID-19 related work, the interruption of some clinical trial activity due to the conflict in Ukraine, higher personnel expense, and other inflationary costs. These impacts were partially offset by less amortization expense as a result of the completion of the accelerated amortization related to the Covance trade name, organic Base Business growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $140.1 for the six months ended June 30, 2022, an increase of $45.7 over corporate expenses of $94.4 in the corresponding period of 2021, primarily due to higher personnel costs, bonus allocation, research and development costs, and other costs.
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

INDEX

In summary, the Company's cash flows were as follows for the six months ended June 30, 2022, and 2021, respectively:

	Six Months Ended June 30,
	2022	2021
Net cash provided by operating activities	$928.5	$1,644.8
Net cash used for investing activities	(815.6)	(222.8)
Net cash used for financing activities	(497.4)	(775.5)
Effect of exchange rate changes on cash and cash equivalents	(19.4)	(4.1)
Net increase (decrease) in cash and cash equivalents	$(403.9)	$642.4
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2022, and 2021, totaled $1,068.8 and $1,963.2, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2022, the Company's operations provided $928.5 of cash as compared to $1,644.8 during the same period in 2021. The $716.3 decrease in cash provided from operations in 2022 as compared with the corresponding 2021 period is primarily due to lower cash earnings and unfavorable working capital requirements.
Cash Flows from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2022, was $815.6 as compared to $222.8 for the six months ended June 30, 2021. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the six months ended June 30, 2022. Capital expenditures were $260.5 and $192.6 for the six months ended June 30, 2022, and 2021, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities for the six months ended June 30, 2022, was $497.4 as compared to $775.5 for the six months ended June 30, 2021. The change in cash flows from financing activities for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily due to the repayment of the 2019 Term Loan in 2021, the payment of dividends of $66.7 in 2022, and an increase of $31.5 in share repurchases.
At June 30, 2022, the Company had $1,068.8 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at June 30, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
For the six months ended June 30, 2022, the Company purchased 1.7 shares of its common stock at a total cost of $400.0. As of June 30, 2022, the Company had an outstanding authorization from the board of directors to purchase up to $1,231.5 more of the Company's common stock with no expiration date.
For the six months ended June 30, 2022, the Company paid $66.7 in common stock dividends or $0.72 per share. On July 14, 2022, the Company announced a cash dividend of $0.72 per share of common stock for the third quarter, or approximately $66.1 in the aggregate. The dividend will be payable on September 9, 2022, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on August 18, 2022. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
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

INDEX

Foreign Currency Exchange Rates
Approximately 15.2% of the Company's revenues for the six months ended June 30, 2022, and approximately 15.3% of the Company's revenue for the six months ended June 30, 2021, were denominated in currencies other than the U.S. Dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In the second quarter of 2022 and the year ended December 31, 2021, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2022, by approximately $13.7. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(315.7) and $(23.0) at June 30, 2022 and 2021, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2022, the Company had 25 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through July 2022 with a notional value totaling approximately $698.7. At December 31, 2021, the Company had 28 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2022 with a notional value totaling approximately $600.7.
The Company is party to U.S. to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $300.0, maturing in 2024, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 (Commitments and Contingencies) to the Company’s condensed consolidated financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
The risk factors set forth below revise and supplement the corresponding risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. With the exception of the following, there have been no material changes in the risk factors that appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
The planned spin-off of the Company’s Clinical Development business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.
The Company intends to pursue a spin-off of its wholly owned Clinical Development business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access and technology solutions to pharmaceutical and biotechnology organizations, which would result in two independent, publicly traded companies. Unanticipated issues including, but not limited to, the failure to obtain regulatory approval, obtain appropriate assurances regarding the tax-free nature of the spin-off, or have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis or at all, could delay, prevent, or otherwise adversely affect the planned spin-off. There can be no assurance that the conditions of the spin-off will be satisfied or that Company will be able to complete the spin-off on the terms or on the anticipated timeline, or at all.
The Company expects that pursuing and implementing the spin-off will continue to require significant expenses and management time and effort, may divert management’s attention from the Company and Clinical Development's ongoing business operations and may adversely impact relationships with customers, suppliers, employees, and other business counterparties. The Company may experience delays, business disruption, increased costs, including from lost synergies or from restructuring transactions, negative market reaction to the announcement and planning for the transaction, change in market receptiveness to effect transactions in the capital markets, and other challenges during or following the spin-off, which could adversely affect the Company’s business, financial condition, and results of operations. The Company may also experience increased challenges in attracting, retaining, and motivating key personnel during the pendency of the spin-off and following its completion, which could harm the Company’s business. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off, but those arrangements may not meet the intended objectives, which could negatively impact the Company’s and Clinical Development’s business, including relationships with customers and other business counterparties.
Further, if the planned spin-off is completed, the anticipated benefits of the transaction may not be realized within the expected time periods or at all. Failure to implement the planned spin-off effectively or the negative reaction of customers, the Company’s employees, and other stakeholders could also result in a decline in value of one or both of the companies.
Increased regulations and restrictions on the import of research animals, limitations of supply of research animals, and actions of animal rights activists may have an adverse effect on the Company.
DD's preclinical services utilize animals in preclinical testing of the safety and efficacy of drugs and devices. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the U.S., Europe, Japan, and other countries. Increased regulations and restrictions on the import of research animals into various countries, as well as limitations of supply, could impact DD’s ability to conduct preclinical research and could have an adverse effect on DD’s financial condition, results of operations, and cash flows. In addition, acts of vandalism and other acts by animal rights activists who object to the use of animals in drug development could have an adverse effect on the Company.
U.S. Food and Drug Administration (FDA) regulation of diagnostic products, increased FDA regulation of laboratory-developed tests (LDTs), and regulation by other countries of diagnostic products could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon the Company’s business.
The FDA has regulatory responsibility for instruments, test kits, reagents, and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution, and surveillance of diagnostic products, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products. Dx’s point-of-care testing devices are subject to regulation by the FDA.

INDEX

Since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices, but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance has not been finalized, and the FDA has instead continued its enforcement discretion policy and has indicated that it intends to work with Congress to enact comprehensive legislative reform of diagnostics oversight. As such, LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the Clinical Laboratory Improvement Amendments of 1988 (CLIA) regulatory framework administered by the Centers for Medicare and Medicaid Services (CMS), without the requirement for FDA clearance or approval. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. On February 20, 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency has determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that while it is committed to work with Congress on new comprehensive diagnostic oversight reform legislation, it could still take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. Even without issuance of a finalized LDT oversight framework, in light of the April 4, 2019, FDA warning letter issued to Inova Genomics Laboratory related to certain LDTs that Inova offered, as well as the February 2020 pharmacogenetics statement, there may be an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval.
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
Regulation of diagnostics products in jurisdictions outside the U.S. in which the Company operates may impact laboratory testing offered by the Company in both Dx and DD. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)), which became applicable on May 26, 2022, establishes a new legislative framework for in vitro diagnostic devices that are used in certain circumstances, and includes a rule-based classification and quality and safety standards. The EU IVDR, where applicable to DD's services, could impact DD's ability to support trials, and could result in increased costs and administrative and legal actions, and have an adverse effect on DD's financial condition, results of operations, and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended June 30, 2022, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30 (1)	0.2	275.51	0.2	1,631.5
May 1 - May 31	0.5	247.54	0.5	1,516.1
June 1 - June 30	1.2	234.13	1.2	1,231.5
	1.9	$242.27	1.9	$1,231.5
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
As of June 30, 2022, the Company had outstanding authorization from the board of directors to purchase up to $1,231.5 of the Company's common stock. The repurchase authorization has no expiration date.

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

August 1, 2022