Form 10-Q
period 2022-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2022-11-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

The number of shares outstanding of the issuer's common stock is 88.6 million shares as of October 31, 2022.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$409.9	$1,472.7
Accounts receivable, net	2,164.2	2,261.5
Unbilled services	818.5	716.8
Supplies inventory	467.7	401.4
Prepaid expenses and other	511.5	478.1
Total current assets	4,371.8	5,330.5
Property, plant and equipment, net	2,884.7	2,815.4
Goodwill, net	8,217.6	7,958.9
Intangible assets, net	3,807.8	3,735.5
Joint venture partnerships and equity method investments	63.7	60.9
Deferred income taxes	29.4	21.6
Other assets, net	451.0	462.6
Total assets	$19,826.0	$20,385.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$765.5	$621.3
Accrued expenses and other	1,040.8	1,404.1
Unearned revenue	530.9	558.5
Short-term operating lease liabilities	178.1	187.0
Short-term finance lease liabilities	5.3	10.5
Short-term borrowings and current portion of long-term debt	1.7	1.5
Total current liabilities	2,522.3	2,782.9
Long-term debt, less current portion	5,334.3	5,416.5
Operating lease liabilities	665.9	642.5
Financing lease liabilities	85.8	84.6
Deferred income taxes and other tax liabilities	672.7	762.9
Other liabilities	433.9	402.0
Total liabilities	9,714.9	10,091.4
Commitments and contingent liabilities
Noncontrolling interest	18.9	20.6
Shareholders’ equity:
Common stock, 89.6 and 93.1 shares outstanding at September 30, 2022, and December 31, 2021, respectively	8.2	8.5
Additional paid-in capital	—	—
Retained earnings	10,845.0	10,456.8
Accumulated other comprehensive loss	(761.0)	(191.9)
Total shareholders’ equity	10,092.2	10,273.4
Total liabilities and shareholders’ equity	$19,826.0	$20,385.4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,606.1	$4,062.6	$11,202.6	$12,064.8
Cost of revenues	2,546.4	2,677.1	7,787.3	7,815.5
Gross profit	1,059.7	1,385.5	3,415.3	4,249.3
Selling, general and administrative expenses	510.0	519.9	1,460.1	1,408.4
Amortization of intangibles and other assets	65.2	92.2	198.7	276.7
Goodwill and other asset impairments	—	—	1.2	—
Restructuring and other charges	15.1	6.5	72.1	35.3
Operating income	469.4	766.9	1,683.2	2,528.9
Other income (expense):
Interest expense	(46.3)	(42.2)	(131.0)	(169.0)
Equity method income, net	1.7	8.4	6.5	20.9
Investment income	4.1	3.2	7.2	8.3
Other, net	(7.3)	31.9	(27.8)	51.5
Earnings before income taxes	421.6	768.2	1,538.1	2,440.6
Provision for income taxes	68.4	180.4	333.9	614.7
Net earnings	353.2	587.8	1,204.2	1,825.9
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.5)	(1.2)	(1.6)
Net earnings attributable to Laboratory Corporation of America Holdings	$352.8	$587.3	$1,203.0	$1,824.3

Basic earnings per common share	$3.91	$6.10	$13.09	$18.79
Diluted earnings per common share	$3.90	$6.05	$13.02	$18.63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$353.2	$587.8	$1,204.2	$1,825.9
Foreign currency translation adjustments	(256.5)	(91.6)	(572.2)	(114.6)
Net benefit plan adjustments	1.3	2.6	4.2	7.7
Other comprehensive earnings (loss) before tax	(255.2)	(89.0)	(568.0)	(106.9)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.3)	(0.7)	(1.1)	(2.1)
Other comprehensive earnings (loss), net of tax	(255.5)	(89.7)	(569.1)	(109.0)
Comprehensive earnings	97.7	498.1	635.1	1,716.9
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.5)	(1.2)	(1.6)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$97.3	$497.6	$633.9	$1,715.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020[1]	$9.0	$110.3	$9,479.2	$(161.9)	$9,436.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	769.6	—	769.6
Other comprehensive earnings (loss), net of tax	—	—	—	(64.6)	(64.6)
Issuance of common stock under employee stock plans	—	24.7	—	—	24.7
Net share settlement tax payments from issuance of stock to employees	—	(28.1)	—	—	(28.1)
Stock compensation	—	28.7	—	—	28.7
Purchase of common stock	—	(68.5)	—	—	(68.5)
BALANCE AT MARCH 31, 2021[1]	$9.0	$67.1	$10,248.8	$(226.5)	$10,098.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	467.4	—	467.4
Other comprehensive earnings (loss), net of tax	—	—	—	45.3	45.3
Issuance of common stock under employee stock plans	—	1.9	—	—	1.9
Net share settlement tax payments from issuance of stock to employees	—	(14.9)	—	—	(14.9)
Stock compensation	—	23.9	—	—	23.9
Purchase of common stock	(0.1)	(78.0)	(221.9)	—	(300.0)
BALANCE AT JUNE 30, 2021[1]	$8.9	$—	$10,494.3	$(181.2)	$10,322.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	587.3	—	587.3
Other comprehensive earnings (loss), net of tax	—	—	—	(89.7)	(89.7)
Issuance of common stock under employee stock plans	—	24.2	—	—	24.2
Net share settlement tax payments from issuance of stock to employees	—	(1.4)	—	—	(1.4)
Stock compensation	—	59.0	—	—	59.0
Purchase of common stock	(0.1)	(81.8)	(218.1)	—	(300.0)
BALANCE AT SEPTEMBER 30, 2021[1]	$8.8	$—	$10,863.5	$(270.9)	$10,601.4

BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	491.6	—	491.6
Other comprehensive earnings (loss), net of tax	—	—	—	(73.0)	(73.0)
Issuance of common stock under employee stock plans	—	18.2	—	—	18.2
Net share settlement tax payments from issuance of stock to employees	—	(27.3)	—	—	(27.3)
Stock compensation	—	38.2	—	—	38.2
BALANCE AT MARCH 31, 2022	$8.5	$29.1	$10,948.4	$(264.9)	$10,721.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	358.6	—	358.6
Other comprehensive earnings (loss), net of tax	—	—	—	(240.6)	(240.6)
Dividends declared	—	—	(68.6)	—	(68.6)
Issuance of common stock under employee stock plans	—	0.9	—	—	0.9
Net share settlement tax payments from issuance of stock to employees	—	(10.1)	—	—	(10.1)
Stock compensation	—	39.4	—	—	39.4
Purchase of common stock	(0.2)	(59.3)	(340.5)	—	(400.0)
BALANCE AT JUNE 30, 2022	$8.3	$—	$10,897.9	$(505.5)	$10,400.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	352.8	—	352.8
Other comprehensive earnings (loss), net of tax	—	—	—	(255.5)	(255.5)
Dividends declared	—	—	(66.4)	—	(66.4)
Issuance of common stock under employee stock plans	—	31.5	—	—	31.5
Net share settlement tax payments from issuance of stock to employees	—	(7.2)	—	—	(7.2)
Stock compensation	—	36.3	—	—	36.3
Purchase of common stock	(0.1)	(60.6)	(339.3)	—	(400.0)
BALANCE AT SEPTEMBER 30, 2022	$8.2	$—	$10,845.0	$(761.0)	$10,092.2
1 Retained earnings and total shareholders’ equity as of March 31, 2021, June 30, 2021 and September 30, 2021, have been revised for the correction previously reported in the 2021 Annual Report on Form 10-K, and retained earnings and total equity as of December 31, 2020, March 31, 2021 and June 30, 2021 have been corrected from amounts previously reported in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,204.2	$1,825.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	477.7	557.1
Stock compensation	113.9	111.6
Operating lease right-of-use asset expense	145.7	145.3
Goodwill and other asset impairments	1.2	—
Deferred income taxes	(51.6)	(102.0)
Other	(4.9)	(41.0)
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease in accounts receivable	51.8	135.6
Increase in unbilled services	(127.6)	(185.9)
Increase in supplies inventory	(47.5)	(6.5)
Increase in prepaid expenses and other	(67.8)	(72.4)
Increase in accounts payable	135.1	34.6
Increase (decrease) in unearned revenue	(10.7)	83.8
Decrease in accrued expenses and other	(517.2)	(74.0)
Net cash provided by operating activities	1,302.3	2,412.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(364.0)	(310.4)
Proceeds from sale of assets	1.2	3.5
Proceeds from sale of business	—	12.4
Proceeds from sale or distribution of investments	0.7	10.4
Proceeds from exit from swaps	2.9	—
Investments in equity affiliates	(6.1)	(20.0)
Acquisition of businesses, net of cash acquired	(1,013.6)	(326.0)
Net cash used for investing activities	(1,378.9)	(630.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	1,000.0
Payments on senior notes	—	(1,000.0)
Payments on term loan	—	(375.0)
Net share settlement tax payments from issuance of stock to employees	(44.6)	(44.4)
Net proceeds from issuance of stock to employees	50.6	50.8
Dividends paid	(131.6)	—
Purchase of common stock	(800.0)	(668.5)
Other	(24.0)	(20.1)
Net cash used for financing activities	(949.6)	(1,057.2)
Effect of exchange rate changes on cash and cash equivalents	(36.6)	(9.1)
Net increase (decrease) in cash and cash equivalents	(1,062.8)	715.7
Cash and cash equivalents at beginning of period	1,472.7	1,320.8
Cash and cash equivalents at end of period	$409.9	$2,036.5

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 11 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2022, Dx and DD contributed approximately 61% and 39%, respectively, of revenues to the Company. During the nine months ended September 30, 2022, Dx and DD contributed approximately 61% and 39%, respectively, of revenues to the Company.
On July 28, 2022, the Company announced that its board of directors authorized the Company to pursue a spin-off of its wholly owned Clinical Development business, which includes parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations. The planned spin-off will result in two independent, publicly traded companies. The spin-off is intended to be a tax-free transaction to the Company and its stockholders for United States (U.S.) federal income tax purposes and is expected to be effected through a dividend of the Clinical Development business’ shares to the Company's shareholders. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off. The Company is targeting completion of the spin-off with an accelerated timeframe of mid-2023. The spin-off will be subject to the satisfaction of certain customary conditions, including, among others, the receipt of final approval by the Company's board of directors, the receipt of appropriate assurances regarding the tax-free nature of the separation, and the effectiveness of any required filings with the U.S. Securities and Exchange Commission (SEC).
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC and do not contain certain information included in the Company’s fiscal year 2021 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three and nine months ended September 30, 2022, and 2021, were as follows:

	For the Three Months Ended September 30, 2022				For the Three Months Ended September 30, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	17%	—%	—%	17%
Patients	6%	—%	—%	6%	6%	—%	—%	6%
Medicare and Medicaid	6%	—%	—%	6%	6%	—%	—%	6%
Third party	31%	—%	—%	31%	35%	—%	—%	35%
Total Dx revenues by payer	61%	—%	—%	61%	64%	—%	—%	64%
DD
Pharmaceutical, biotechnology and medical device companies	19%	12%	8%	39%	22%	10%	4%	36%
Total revenues	80%	12%	8%	100%	86%	10%	4%	100%

	For the Nine Months Ended September 30, 2022				For the Nine Months Ended September 30, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	18%	—%	—%	18%
Patients	6%	—%	—%	6%	6%	—%	—%	6%
Medicare and Medicaid	6%	—%	—%	6%	6%	—%	—%	6%
Third party	31%	—%	—%	31%	34%	—%	—%	34%
Total Dx revenues by payer	61%	—%	—%	61%	64%	—%	—%	64%
DD
Pharmaceutical, biotechnology and medical device companies	19%	13%	7%	39%	22%	10%	4%	36%
Total revenues	80%	13%	7%	100%	86%	10%	4%	100%
Revenues in the U.S. were $2,791.8 (77.4%) and $3,352.7 (82.5%) for the three months ended September 30, 2022, and 2021, respectively, and for the nine months ended September 30, 2022, and 2021, were $8,649.3 (77.2%) and $9,926.7 (82.3%), respectively.
DD Contract costs
DD incurs costs to fulfill contracts with customers. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions.

	September 30, 2022	December 31, 2021
Sales commission assets	$38.9	$36.2
Deferred contract fulfillment costs	15.7	14.4
Total	$54.6	$50.6
Amortization related to sales commission assets and associated payroll taxes for the three months ended September 30, 2022, and 2021, was $9.3 and $7.1, respectively, and for the nine months ended September 30, 2022, and 2021, was $25.3 and $20.4, respectively. Amortization related to deferred contract fulfillment costs for the three months ended September 30, 2022, and 2021, was $3.1 and $3.5, respectively, and was $9.1 and $10.0, respectively, for the nine months ended September 30, 2022, and 2021.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	September 30, 2022	December 31, 2021
Dx accounts receivable	$1,051.1	$1,193.8
DD accounts receivable	1,133.6	1,089.2
Less DD allowance for doubtful accounts	(20.5)	(21.5)
Accounts receivable	$2,164.2	$2,261.5

Gross unbilled services	$829.4	$730.8
Less reserve for unbilled services	(10.9)	(14.0)
Unbilled services	$818.5	$716.8

Unearned revenue	$530.9	$558.5
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $277.9 and $267.6 for the nine months ended September 30, 2022, and 2021, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the nine months ended September 30, 2022, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2021	$21.5	$13.9	$0.7	$36.1
Plus, credit loss expense	4.0	—	—	4.0
Less, write offs	(5.0)	(3.0)	(0.7)	(8.7)
Balance as of September 30, 2022	$20.5	$10.9	$—	$31.4
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations unsatisfied under such long-term contracts were $6,005.7 and $5,412.8 as of September 30, 2022, and 2021, respectively. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from 1 to 8 years.
Within DD, revenues of $6.6 and $10.1 were recognized during the three months ended September 30, 2022 and 2021, respectively, and revenues of $75.8 and $38.9 were recognized during the nine months ended September 30, 2022 and 2021, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
`3.    BUSINESS ACQUISITIONS
During the nine months ended September 30, 2022, the Company acquired several businesses and related assets for approximately $1,013.6 in cash. The purchase consideration for these acquisitions has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $407.4 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $571.3. The amortization periods for intangible assets acquired from the businesses range from 5 to 23 years for customer relationships, non-compete agreements, technology, and trade names. These acquisitions were made primarily to complement and accelerate the Company’s existing liquid biopsy capabilities and expand the Company’s clinical laboratory services. The preliminary valuation of acquired assets and assumed liabilities, include the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Preliminary Personal Genome Diagnostics Inc.	Preliminary Ascension Healthcare	Other Acquisitions	Measurement Period Adjustments	Amounts Acquired During Nine Months Ended September 30, 2022
Accounts receivable	$4.1	$—	$—	$—	$4.1
Unbilled services	2.9	—	—	—	2.9
Inventories	2.5	24.6	—	—	27.1
Prepaid expenses and other	1.2	0.4	—	—	1.6
Property, plant and equipment	9.9	43.5	0.1	—	53.5
Deferred income taxes	—	—	—	17.7	17.7
Goodwill	285.6	161.2	62.2	62.3	571.3
Intangible assets	272.9	197.0	71.7	(134.2)	407.4
Other assets	—	—	0.8	—	0.8
Total assets acquired	$579.1	$426.7	$134.8	$(54.2)	$1,086.4
Accounts payable	3.8	—	—	—	3.8
Accrued expenses and other	23.7	—	—	32.9	56.6
Unearned revenue	3.3	—	—	—	3.3
Deferred income taxes	17.1	—	—	(17.1)	—
Lease liabilities	—	2.9	—	—	2.9
Other liabilities	76.2	—	—	(70.0)	6.2
Total liabilities acquired	124.1	2.9	—	(54.2)	72.8
Net assets acquired	$455.0	$423.8	$134.8	$—	$1,013.6
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
During the nine months ended September 30, 2021, the Company acquired a business and related assets for approximately $326.0 in cash. The purchase consideration for the acquisition in the nine months ended September 30, 2021, has been allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $142.5 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $219.2. The amortization periods for intangible assets acquired from the business range from 5 to 15 years for customer relationships, non-compete agreements, technology and trade names. The acquisition was made primarily to expand the Company's services for hospitals and health system laboratories. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired business' workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets.
Pro Forma Information
Had the Company's total 2021 and 2022 acquisitions been completed as of January 1, 2021, the Company's pro forma results would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,754.1	$4,071.5	$11,663.8	$12,104.1
Net earnings attributable to Laboratory Corporation of America Holdings	$352.0	$584.6	$1,201.8	$1,811.1
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$352.8	90.2	$3.91	$587.3	96.3	$6.10	$1,203.0	91.9	$13.09	$1,824.3	97.1	$18.79
Dilutive effect of employee stock options and awards	—	0.5		—	0.8		—	0.5		—	0.8
Net earnings including impact of dilutive adjustments	$352.8	90.7	$3.90	$587.3	97.1	$6.05	$1,203.0	92.4	$13.02	$1,824.3	97.9	$18.63
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee stock options and awards	0.2	—	0.2	0.1
5.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2022, are as follows:

	Dx	DD	Total
Balance as of December 31, 2021	$4,046.2	$3,912.7	$7,958.9
Goodwill acquired during the period	453.5	117.8	571.3
Foreign currency impact and other adjustments to goodwill	(70.2)	(242.4)	(312.6)
Balance as of September 30, 2022	$4,429.5	$3,788.1	$8,217.6
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, the Company's business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers; increases in customer termination activity, or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
The Company will continue to monitor the financial performance of, and assumptions for, its reporting units. A significant increase in the discount rate, decrease in the revenue and terminal growth rates, decreased operating margin, or substantial reductions in end markets and volume assumptions, could have a negative impact on the estimated fair value of the reporting units. A future impairment charge for goodwill or intangible assets could have a material effect on the Company's consolidated financial position and results of operations.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The components of identifiable intangible assets are as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,413.0	$(1,466.1)	$2,946.9	$4,336.0	$(1,362.1)	$2,973.9
Patents, licenses and technology	582.8	(293.7)	289.1	484.6	(267.4)	217.2
Non-compete agreements	114.3	(45.0)	69.3	70.2	(35.5)	34.7
Trade name	24.2	(1.2)	23.0	19.8	(15.5)	4.3
Land use right	10.3	(8.4)	1.9	10.4	(7.6)	2.8
Canadian licenses	468.1	—	468.1	493.5	—	493.5
Other	14.3	(4.8)	9.5	9.1	—	9.1
	5,627.0	(1,819.2)	3,807.8	5,423.6	(1,688.1)	3,735.5
Amortization of intangible assets for the three and nine months ended September 30, 2022, and 2021, was $65.2 and $92.2 and $198.7 and $276.7, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $58.6 for the remainder of fiscal 2022, $264.4 in fiscal 2023, $258.9 in fiscal 2024, $244.2 in fiscal 2025, $234.5 in fiscal 2026, and $2,194.2 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2022, and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
Current portion of note payable	1.7	1.5
Total short-term borrowings and current portion of long-term debt	$1.7	$1.5
Long-term debt at September 30, 2022, and December 31, 2021, consisted of the following:

	September 30, 2022	December 31, 2021
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	600.0
2.30% senior notes due 2024	400.0	400.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	417.5	502.9
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(35.9)	(41.0)
Note payable	2.7	4.6
Total long-term debt	$5,334.3	$5,416.5
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
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $82.5 at September 30, 2022.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.23%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There were no balances outstanding on the Company's current revolving credit facility as of September 30, 2022 and December 31, 2021. As of September 30, 2022, the effective interest rate on the revolving credit facility was 4.14%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at September 30, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
There were $79.8 in outstanding letters of credit as of September 30, 2022.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2022, and December 31, 2021.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2021	93.1
Shares issued under employee stock plans	0.6
Shares repurchased	(4.1)
Common shares at September 30, 2022	89.6
Share Repurchase Program
During the fourth quarter of 2021, the Company commenced an Accelerated Share Repurchase (ASR) program. At inception, the Company paid $1,000.0 and received 2.7 shares based on a calculation using 80% of the shares calculated at the price at the inception of the ASR agreements with two different banks, Goldman Sachs & Co. LLC (Goldman Sachs) and Barclays Bank PLC (Barclays). The initial shares received under the ASR were removed from the outstanding share count in 2021. In March 2022, the Company received 0.6 shares of its common stock, arising from a partial acceleration with Barclays and a final settlement from Goldman Sachs, based on the average daily volume weighted average price per share of $277.40. In April 2022, the Company received 0.2 shares of its common stock for final settlement from Barclays based on the average volume-weighted average price per share of $275.51.
Additionally, during the nine months ended September 30, 2022, the Company purchased 3.3 shares of its common stock at an average price of $240.57 for a total cost of $800.0. As of September 30, 2022, the Company had outstanding authorization from the board of directors to purchase up to $831.5 of the Company's common stock. The repurchase authorization has no expiration.
Dividends
For the nine months ended September 30, 2022, the Company paid $131.6 in common stock dividends. On October 12, 2022, the Company announced a cash dividend of $0.72 per share of common stock for the fourth quarter, or approximately $64.9 in the aggregate. The dividend will be payable on December 9, 2022, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on November 17, 2022. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2021	$(125.9)	$(66.0)	$(191.9)
Current year adjustments	(571.3)	11.7	(559.6)
Pension settlement charge	—	(4.0)	(4.0)
Amounts reclassified from accumulated other comprehensive income	(0.9)	(3.5)	(4.4)
Tax effect of adjustments	—	(1.1)	(1.1)
Balance as of September 30, 2022	$(698.1)	$(62.9)	$(761.0)
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
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages; (ii) there is uncertainty as to the outcome of pending appeals or motions; (iii) there are significant factual issues to be resolved; and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the adverse outcomes are probable and estimable, and it does not believe they will have a material adverse effect on the Company's financial statements.
As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's Motion to Dismiss, while the government reviewed the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed the Amended Complaint under seal. On August 24, 2021, the U.S. government filed a notice indicating that it did not intend to intervene in the matter. On October 27, 2021, the Fourth Amended Complaint was unsealed. The Fourth Amended Complaint is similar to the Third Amended Complaint in that it alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare and Medicaid business, and it further alleges that the Company unlawfully charged Medicare amounts substantially in excess of its alleged usual charges. Similar to the Third Amended Complaint, the Fourth Amended Complaint alleges violations of the federal False Claims Act and the False Claims Act of 14 states and the District of Columbia. On February 3, 2022, the Company filed a Motion to Dismiss all claims. On August 29, 2022, the Court entered an order granting the Motion to Dismiss and declining to exercise supplemental jurisdiction over the state law claims. Should the Plaintiff seek an appeal, the Company will vigorously defend the lawsuit.
In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas health care providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney's fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company's Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid's alleged “best price” regulations. The Company will vigorously defend the lawsuit.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers' Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney's fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Florida Second District Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The Court held oral arguments on December 9, 2020. On May 26, 2022, the Florida Supreme Court issued an opinion approving the result of the Florida Second District Court of Appeal in favor of the Plaintiff. The Company will vigorously defend the lawsuit.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the Court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the Ninth Circuit Court of Appeals. On September 22, 2022, the Ninth Circuit Court of Appeals granted the Company's Petition for Permission to Appeal the Order Granting Class Certification. The Company will vigorously defend the lawsuit.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the remaining patent at issue, finding that the Company willfully infringed Ravgen's patent, and awarded damages of $272 million. Plaintiff has filed post-trial motions seeking enhanced damages of up to $817 million based on the finding of willfulness, as well as attorney's fees and costs. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. The Company has also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial, with a decision on validity expected in November 2022.
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
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al., filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. On June 24, 2021, the District Court remanded the case to the Superior Court of California, County of Los Angeles on the grounds that potential damages did not meet the Class Action Fairness Act (CAFA), 28 U.S.C. § 1332(d), jurisdictional threshold. The parties entered into a settlement agreement dated September 9, 2022, which is pending court approval.
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
There are various other pending legal proceedings involving the Company including, but not limited to, additional employment-related lawsuits, professional liability lawsuits, and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, the likelihood of loss is remote and any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial condition, results of operations, or cash flows, either individually or in the aggregate.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
9.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2022, and December 31, 2021, is as follows:

			Fair Value Measurements as of
			September 30, 2022
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	September 30, 2022	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities	8.1	—	8.1	—
Interest rate swaps	Other liabilities	82.5	—	82.5	—
Cash surrender value of life insurance policies	Other assets, net	95.5	—	95.5	—
Deferred compensation liability	Other liabilities	93.7	—	93.7	—
Contingent consideration	Other liabilities	62.0	—	—	62.0

			Fair Value Measurements as of
			December 31, 2021
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2021	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.3	$—	$16.3	$—
Cross currency swaps	Other liabilities, net	32.8	—	32.8	—
Interest rate swaps	Other assets, net	2.9	—	2.9	—
Cash surrender value of life insurance policies	Other assets, net	106.4	—	106.4	—
Deferred compensation liability	Other liabilities	104.4	—	104.4	—
Investment in equity securities	Other current assets	10.9	10.9	—	—
Contingent consideration	Other liabilities	21.9	—	—	21.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2021	$21.9
Payments	(10.4)
Adjustments	(2.4)
Additions	52.9
Balance as of September 30, 2022	$62.0
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $4,921.2 and $5,841.1 as of September 30, 2022, and December 31, 2021,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. In May 2022, the Company reclassified a gain of $0.9 to the Consolidated Statement of Operations within other, net, due to the exit of $300.0 of the cross-currency swap agreements. These instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. These cross currency swaps are included in other long-term liabilities as appropriate with an aggregate fair value of $8.1 and $32.8 as of September 30, 2022 and December 31, 2021, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statement of Comprehensive Earnings.
10.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2022	2021
Cash paid during period for:
Interest	$159.4	$169.0
Income taxes, net of refunds	422.5	789.9
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	6.3	(6.9)

11.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2022, and 2021. The management approach has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis as it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
Segment asset information is not presented because it is not used by the CODM at the segment level. Operating earnings of each segment represent revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses are included in general corporate expenses below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Dx	$2,207.6	$2,617.5	$6,917.1	$7,740.8
DD	1,405.8	1,459.5	4,317.0	4,392.9
Intercompany eliminations and other	(7.3)	(14.4)	(31.5)	(68.9)
Revenues	$3,606.1	$4,062.6	$11,202.6	$12,064.8

Operating earnings:
Dx	$378.7	$722.7	1,457.5	2,275.4
DD	156.7	141.6	431.8	445.3
General corporate expenses	(66.0)	(97.4)	(206.1)	(191.8)
Total operating income	$469.4	$766.9	$1,683.2	$2,528.9

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
44.    global economic conditions and government and regulatory changes; and
45.    effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, evolving government vaccine and testing mandates and policies, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic, including the availability and accuracy and timeliness of delivery of any tests that the Company develops, collaborates on or provides for the detection of COVID-19, and the availability and timeliness of its drug development services; and
46.     risks associated with the impact, timing, expected benefits and costs, or terms of the planned spin-off of the Company’s Clinical Development business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations, including but not limited to (i) uncertainties as to the completion and timing of the transaction; (ii) the

INDEX

failure to obtain appropriate assurances regarding the tax-free nature of the spin-off; (iii) the receipt of regulatory approvals; (iv) the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally; (v) unexpected issues that arise in the continued planning for the transaction; (vi) the failure to have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis, or at all; (vii) risks that the proposed transaction disrupts current plans and operations of Labcorp or Clinical Development; (viii) potential difficulties attracting or retaining Company or Clinical Development employees as a result of the spin-off announcement, pendency or completion of the spin-off; (ix) risks related to diverting management’s attention from the Company and Clinical Development’s ongoing business operations; (x) the ability of the Company to successfully separate Clinical Development operations from the Company’s ongoing operations; (xi) market receptiveness to effect transactions in the capital markets; and (xii) market reaction to the announcement and planning for the transaction.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.
GENERAL (dollars in millions, except per share data)
Revenues for the nine months ended September 30, 2022, were $11,202.6, a decrease of 7.1% from $12,064.8 during the nine months ended September 30, 2021. The decrease was due to lower organic revenue of 6.9% and unfavorable foreign currency translation of 0.9%, partially offset by acquisitions net of divestitures of 0.6%. The 6.9% decline in organic revenue includes a 8.9% decrease in COVID-19 PCR and antibody testing (COVID-19 Testing), partially offset by a 2.0% increase in the Company's organic Base Business. Base Business includes the Company's business operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.
Proposed Spin-Off of Clinical Development Business
On July 28, 2022, the Company announced that its board of directors authorized the Company to pursue a spin-off of its wholly owned Clinical Development business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trials, market access, and technology solutions to pharmaceutical and biotechnology organizations. The planned spin-off would result in two independent, publicly traded companies. The spin-off is intended to be a tax-free transaction to the Company and its stockholders for U.S. federal income tax purposes and is expected to be effected through a dividend of the Clinical Development business' shares to the Company's shareholders. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off. The Company is targeting completion of the spin-off with an accelerated timeframe of mid-2023, subject to the satisfaction of certain customary conditions, including receipt of final approval by the Company's board of directors, receipt of appropriate assurances regarding the tax-free nature of the transaction, and the effectiveness of any required filings with the SEC. There can be no assurances regarding the ultimate timing of the transaction or that the spin-off will be completed.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2022, compared with three months ended September 30, 2021
Revenues

	Three Months Ended September 30,
	2022	2021	Change
Dx	$2,207.6	$2,617.5	(15.7)%
DD	1,405.8	1,459.5	(3.7)%
Intercompany eliminations and other	(7.3)	(14.4)	49.3%
Total	$3,606.1	$4,062.6	(11.2%)
Total revenues for the three months ended September 30, 2022, were $3,606.1, a decrease of 11.2% over $4,062.6 in the third quarter of 2021. The decrease was due to lower organic revenue of 10.7% and unfavorable foreign currency translation of 1.3%, partially offset by acquisitions of 0.8%. The 10.7% decrease in organic revenue was driven by a 11.8% decrease in COVID-19 Testing, partially offset by a 1.1% increase in the Company's organic Base Business.
Dx revenues for the three months ended September 30, 2022, were $2,207.6, a decrease of 15.7% over $2,617.5 in the third quarter of 2021. The decrease was primarily due to organic revenue of 16.4% and unfavorable foreign currency translation of

INDEX

0.1%, partially offset by acquisitions of 0.9%. The 16.4% decrease in organic revenue was due to a 18.4% decrease in COVID-19 Testing, partially offset by a 1.9% increase in the Base Business. Total Base Business growth compared to the Base Business in the prior year was 3.7%.
Dx total volume (measured by requisitions) for the three months ended September 30, 2022, decreased by 10.3% as organic volume decreased by 10.9% and acquisition volume contributed 0.6%. Organic volume was impacted by an 12.8% decrease in COVID-19 Testing, partially offset by a 1.9% increase in Base Business. Price/mix decreased by 5.4% due to a decrease in COVID-19 Testing of 5.5%. Base Business volume was up 3.1% compared to the Base Business last year, while price/mix was up 0.6%.
DD revenues for the three months ended September 30, 2022, were $1,405.8, a decrease of 3.7% over $1,459.5 in the third quarter of 2021. The decrease was primarily due to unfavorable foreign currency translation of 3.4%. The benefit of acquisitions of 0.5% was offset by a 0.7% decline in Base Business organic growth, which was negatively impacted by approximately 5.0% due to reduced COVID-19 related work and the Ukraine/Russia crisis. COVID-19 related work includes lower COVID-19 vaccine and therapeutic studies as well as reduced clinical development kits shipped and returned due to supply chain issues and labor constraints.
Cost of Revenues

	Three Months Ended September 30,
	2022	2021	Change
Cost of revenues	$2,546.4	$2,677.1	(4.9)%
Cost of revenues as a % of revenues	70.6%	65.9%
Cost of revenues decreased 4.9% during the three months ended September 30, 2022, as compared with the corresponding period in 2021. Cost of revenues as a percentage of revenues during the three months ended September 30, 2022, increased to 70.6% as compared to 65.9% in the corresponding period in 2021. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues, higher personnel expenses, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2022	2021	Change
Selling, general and administrative expenses	$510.0	$519.9	(1.9)%
Selling, general and administrative expenses as a % of revenues	14.1%	12.8%
Selling, general and administrative expenses as a percentage of revenues were 14.1% and 12.8% during the three months ended September 30, 2022, and 2021, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues, partially offset by LaunchPad savings.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2022	2021	Change
Dx	$32.5	$29.3	11.1%
DD	32.7	62.9	(48.1)%
Total amortization of intangibles and other assets	$65.2	$92.2	(29.3)%
The decrease in amortization of intangibles and other assets primarily reflects the completion of the accelerated amortization related to the Covance trade name as a result of a rebranding initiative that resulted in $30.2 of expense in the three months ended September 30, 2021, offset by additional amortization for assets acquired subsequent to September 30, 2021.
Restructuring and Other Charges

	Three Months Ended September 30,
	2022	2021	Change
Restructuring and other charges	$15.1	$6.5	133.8%
During the three months ended September 30, 2022, the Company recorded net restructuring and other charges of $15.1: $3.6 within Dx, $11.3 within DD, and $0.2 allocated to general corporate. The charges were comprised of $2.5 related to severance and other personnel costs and $11.4 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the increase of $1.5 of previously established severance liabilities and the reversal of previously established liability of $0.3 in unused facility-related costs.
During the three months ended September 30, 2021, the Company recorded net restructuring and other charges of $6.5: $3.3 within Dx and $3.2 within DD. The charges were comprised of $3.3 related to severance and other personnel costs and

INDEX

$3.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.5 in unused facility-related costs.
Interest Expense

	Three Months Ended September 30,
	2022	2021	Change
Interest expense	$(46.3)	$(42.2)	9.9%
The increase in interest expense for the three months ended September 30, 2022, as compared with the corresponding period in 2021, is primarily due to the increased interest rates on variable rate debt, and lower benefit from cross currency swaps, partly offset by the impact of higher interest rates on cash.
Equity Method Income

	Three Months Ended September 30,
	2022	2021	Change
Equity method income, net	$1.7	$8.4	(79.3)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended September 30, 2022, as compared with the corresponding period in 2021, was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, net

	Three Months Ended September 30,
	2022	2021	Change
Other, net	$(7.3)	$31.9	(123.0)%
 The change in Other, net for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, is primarily due to investment losses of $5.2 for the three months ended September 30, 2022 compared to investment gains of $36.9 for the corresponding period of 2021. In addition, foreign currency transaction gains of $1.9 were recognized for the three months ended September 30, 2022 as compared to gains of $0.4 for the corresponding period of 2021.
Income Tax Expense

	Three Months Ended September 30,
	2022	2021	Change
Income tax expense	$68.4	$180.4	(62.1)%
Income tax expense as a % of earnings before income taxes	16.2%	23.5%
The current year effective tax rate was favorably impacted by the Company's foreign income inclusion and research and development tax credits. During the quarter, the Company completed a detailed research and development tax credit analysis for the 2019, 2020, and 2021 tax years that resulted in an incremental income tax benefit. The prior year effective tax rate was favorably impacted by stock-based compensation arrangements that was offset by the deferred revaluation related to the United Kingdom rate change.
Operating Income by Segment

	Three Months Ended September 30,
	2022	2021	Change
Dx operating income	$378.7	$722.7	(47.6)%
Dx operating margin	17.2%	27.6%	(10.4)%
DD operating income	156.7	141.6	10.7%
DD operating margin	11.1%	9.7%	1.4%
General corporate expenses	(66.0)	(97.4)	(32.2)%
Total operating income	$469.4	$766.9	(38.8)%
Dx operating income was $378.7 for the three months ended September 30, 2022, a decrease of $344.0 over operating income of $722.7 in the corresponding period of 2021, and Dx operating margin decreased 1,040 basis points year-over-year. The decrease in adjusted operating income and adjusted operating margin was primarily due to a reduction in COVID-19 Testing, higher personnel expense, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
DD operating income was $156.7 for the three months ended September 30, 2022, an increase of $15.2 over operating income of $141.6 in the corresponding period of 2021. The increase was primarily due to less amortization expense in 2022 as a

INDEX

result of the completion of the accelerated amortization related to the Covance trade name, organic Base Business growth, and LaunchPad savings, partially offset by a reduction in COVID-19 related work, the Ukraine/Russia crisis, inflationary costs, and the mix impact of acquisitions.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $66.0 for the three months ended September 30, 2022, a decrease of $31.4 over corporate expenses of $97.4 in the corresponding period of 2021, primarily due to lower personnel costs, bonus allocation, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.
Nine months ended September 30, 2022, compared with nine months ended September 30, 2021
Revenues

	Nine Months Ended September 30,
	2022	2021	Change
Dx	$6,917.1	$7,740.8	(10.6)%
DD	4,317.0	4,392.9	(1.7)%
Intercompany eliminations and other	(31.5)	(68.9)	54.3%
Total	$11,202.6	$12,064.8	(7.1)%
The decrease in revenues for the nine months ended September 30, 2022, as compared with the corresponding period in 2021 was 7.1%. The decrease was due to lower organic revenue of 6.9% and unfavorable foreign currency translation of 0.9%, partially offset by acquisitions net of divestitures of 0.6%. The 6.9% decrease in organic revenue includes an 8.9% decrease from COVID-19 Testing and a 2.0% increase in the Company's organic Base Business.
Dx revenues for the nine months ended September 30, 2022 were $6,917.1, a decrease of 10.6% compared to revenues of $7,740.8 during the nine months ended September 30, 2021. The decrease was primarily due to lower organic revenue of 11.4%, partially offset by acquisitions of 0.8%. The 11.4% decrease in organic revenue was due to a 13.8% decrease in COVID-19 Testing, partially offset by a 2.4% increase in the Base Business.
Total volume, measured by requisitions, decreased by 6.1% as organic volume decreased by 6.5% and acquisition volume contributed 0.4%. COVID-19 Testing decreased organic volume growth by 9.1%. Price/mix decreased by 4.6% due to lower COVID-19 Testing of 4.8%, lower organic Base Business of 0.1%, and unfavorable foreign currency translation of 0.1%, partially offset by acquisitions of 0.4%.
DD revenues for the nine months ended September 30, 2022 were $4,317.0, a decrease of 1.7% over revenues of $4,392.9 during the nine months ended September 30, 2021. The decrease in revenues was primarily due to unfavorable foreign currency translation of 2.4%, lower COVID-19 Testing performed through its Central Laboratories business of 0.8%, partially offset by an increase in organic Base Business revenue of 1.2% and acquisitions net of divestitures of 0.3%.
Cost of Revenues

	Nine Months Ended September 30,
	2022	2021	Change
Cost of revenues	$7,787.3	$7,815.5	(0.4)%
Cost of revenues as a % of revenues	69.5%	64.8%
Cost of revenues decreased 0.4% during the nine months ended September 30, 2022, as compared with the corresponding period in 2021. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2022, increased to 69.5% as compared to 64.8% in the corresponding period in 2021. This increase in cost of revenues as a percentage of revenues was primarily due to a reduction in COVID-19 Testing revenues, higher personnel expenses, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2022	2021	Change
Selling, general and administrative expenses	$1,460.1	$1,408.4	3.7%
Selling, general and administrative expenses as a % of revenues	13.0%	11.7%
Selling, general and administrative expenses as a percentage of revenues were 13.0% and 11.7% during the nine months ended September 30, 2022, and 2021, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues and higher personnel expenses, partially offset by LaunchPad savings.

INDEX

Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2022	2021	Change
Dx	$99.2	$85.8	15.7%
DD	99.5	190.9	(47.9)%
Total amortization of intangibles and other assets	$198.7	$276.7	(28.2)%
The decrease in amortization of intangibles and other assets primarily reflects the completion of the accelerated amortization related to the Covance trade name as a result of a rebranding initiative that resulted in $87.4 of expense in the nine months ended September 30, 2021, offset by additional amortization for assets acquired subsequent to September 30, 2021.
Goodwill and Other Asset Impairments

	Nine Months Ended September 30,
	2022	2021	Change
Goodwill and other asset impairments	$1.2	$—	100.0%
The Company recorded impairment charges of $1.2 in other assets in Ukraine and Russia during the nine months ended September 30, 2022. There were no goodwill and other asset impairments for the nine months ended September 30, 2021.
Restructuring and Other Special Charges

	Nine Months Ended September 30,
	2022	2021	Change
Restructuring and other charges	$72.1	$35.3	104.6%
During the nine months ended September 30, 2022, the Company recorded net restructuring and other charges of $72.1: $23.9 within Dx, $42.7 within DD, and $5.5 allocated to general corporate. The charges were comprised of $31.9 related to severance and other personnel costs and $38.6 in facility closures, lease terminations, and general integration activities. The charges were adjusted by an increase of $2.0 of previously established severance liabilities and the reversal of previously established liability of $0.4 in unused facility-related costs.
During the nine months ended September 30, 2021, the Company recorded net restructuring and other special charges of $35.3: $16.8 within Dx and $18.5 within DD. The charges were comprised of $13.6 related to severance and other personnel costs and $22.4 in facility closures, lease terminations, and general integration initiatives. The charges were adjusted by a decrease of $0.1 of previously established severance liabilities and the reversal of previously established liability of $0.7 in unused facility-related costs.
Interest Expense

	Nine Months Ended September 30,
	2022	2021	Change
Interest expense	$(131.0)	$(169.0)	(22.4)%
The decrease in interest expense for the nine months ended September 30, 2022, as compared with the corresponding period in 2021, is primarily due to the costs of redeeming the 3.20% and 3.75% notes and issuing the new senior notes in 2021, lower outstanding debt and a lower average cost of debt in 2022.
Equity Method Income

	Nine Months Ended September 30,
	2022	2021	Change
Equity method income, net	$6.5	$20.9	(68.8)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the nine months ended September 30, 2022, as compared with the corresponding period in 2021, was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, net

	Nine Months Ended September 30,
	2022	2021	Change
Other, net	$(27.8)	$51.5	(153.9)%

INDEX

 The change in Other, net for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, is primarily due to investment losses of $19.4 compared to $67.4 of investment gains in the corresponding period of 2021. In addition, foreign currency transaction losses of $5.1 were recognized for the nine months ended September 30, 2022, and losses of $2.4 were recognized in the corresponding period of 2021.
Income Tax Expense

	Nine Months Ended September 30,
	2022	2021	Change
Income tax expense	$333.9	$614.7	(45.7)%
Income tax expense as a % of earnings before income taxes	21.7%	25.2%
The current year effective tax rate was favorably impacted by the Company's foreign income inclusion and research and development tax credits. During the quarter, the Company completed a detailed research and development tax credit analysis for the 2019, 2020, and 2021 tax years that resulted in an incremental income tax benefit. The prior year effective tax rate was favorably impacted by stock-based compensation arrangements that was offset by the deferred revaluation related to the United Kingdom rate change.
Operating Income by Segment

	Nine Months Ended September 30,
	2022	2021	Change
Dx operating income	$1,457.5	$2,275.4	$(817.9)
Dx operating margin	21.1%	29.4%	(8.3)%
DD operating income	431.8	445.3	(13.4)
DD operating margin	10.0%	10.1%	(0.1)%
General corporate expenses	(206.1)	(191.8)	(14.3)
Total operating income	$1,683.2	$2,528.9	$(845.7)
Dx operating income was $1,457.5 for the nine months ended September 30, 2022, a decrease of $817.9 from operating income of $2,275.4 in the corresponding period of 2021, and Dx operating margin decreased 830 basis points year-over-year. The decrease in adjusted operating income and adjusted operating margin was primarily due to a reduction in COVID-19 Testing, higher personnel expense, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
DD operating income was $431.8 for the nine months ended September 30, 2022, a decrease of $13.4 from operating income of $445.3 in the corresponding period of 2021. The decrease was primarily due to a reduction in COVID-19 Testing, a reduction in COVID-19 related work, the interruption of some clinical trial activity due to the conflict in Ukraine, higher personnel expense, and other inflationary costs. These impacts were partially offset by less amortization expense as a result of the completion of the accelerated amortization related to the Covance trade name, organic Base Business growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $206.1 for the nine months ended September 30, 2022, an increase of $14.3 over corporate expenses of $191.8 in the corresponding period of 2021, primarily due to higher personnel costs, bonus allocation, research and development costs, and other costs.
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

INDEX

In summary, the Company's cash flows were as follows for the nine months ended September 30, 2022, and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$1,302.3	$2,412.1
Net cash used for investing activities	(1,378.9)	(630.1)
Net cash used for financing activities	(949.6)	(1,057.2)
Effect of exchange rate changes on cash and cash equivalents	(36.6)	(9.1)
Net increase (decrease) in cash and cash equivalents	$(1,062.8)	$715.7
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2022, and 2021, totaled $409.9 and $2,036.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2022, the Company's operations provided $1,302.3 of cash as compared to $2,412.1 during the same period in 2021. The $1,109.8 decrease in cash provided from operations in 2022 as compared with the corresponding 2021 period is primarily due to lower cash earnings and unfavorable working capital requirements.
Cash Flows from Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2022, was $1,378.9 as compared to $630.1 for the nine months ended September 30, 2021. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the nine months ended September 30, 2022. Capital expenditures were $364.0 and $310.4 for the nine months ended September 30, 2022, and 2021, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities for the nine months ended September 30, 2022, was $949.6 as compared to $1,057.2 for the nine months ended September 30, 2021. The change in cash flows from financing activities for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily due to the repayment of the 2019 Term Loan in 2021, the payment of dividends of $131.6 in 2022, and an increase of $131.5 in share repurchases.
At September 30, 2022, the Company had $409.9 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at September 30, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
For the nine months ended September 30, 2022, the Company purchased 3.3 shares of its common stock at a total cost of $800.0. As of September 30, 2022, the Company had an outstanding authorization from the board of directors to purchase up to $831.5 more of the Company's common stock with no expiration date.
For the nine months ended September 30, 2022, the Company paid $131.6 in common stock dividends. On October 12, 2022, the Company announced a cash dividend of $0.72 per share of common stock for the fourth quarter, or approximately $64.9 in the aggregate. The dividend will be payable on December 9, 2022, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on November 17, 2022. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
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

INDEX

from time to time, the use of derivative financial instruments such as foreign currency forward contracts, and interest rate and cross currency swap agreements.
Foreign Currency Exchange Rates
Approximately 15.1% of the Company's revenues for the nine months ended September 30, 2022, and approximately 15.2% of the Company's revenue for the nine months ended September 30, 2021, were denominated in currencies other than the U.S. Dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In the third quarter of 2022 and the year ended December 31, 2021, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2022, by approximately $20.6. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(572.2) and $(114.6) at September 30, 2022 and 2021, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2022, the Company had 24 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through October 2022 with a notional value totaling approximately $670.3. At December 31, 2021, the Company had 28 open foreign exchange forward contracts relating to service contracts with various amounts maturing monthly through January 2022 with a notional value totaling approximately $600.7.
The Company is party to U.S. to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $600.0, $300.0 maturing in 2024 and $300.0 maturing in 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company intends to pursue a spin-off of its wholly owned Clinical Development business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations, which would result in two independent, publicly traded companies. Unanticipated issues including, but not limited to, the failure to obtain regulatory approval, obtain appropriate assurances regarding the tax-free nature of the spin-off, or have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis or at all, could delay, prevent, or otherwise adversely affect the planned spin-off. There can be no assurance that the conditions of the spin-off will be satisfied or that Company will be able to complete the spin-off on the terms or on the anticipated timeline, or at all.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
The following table sets forth information with respect to purchases of shares of the Company’s common stock based on settled trades made during the three months ended September 30, 2022, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	0.7	243.49	0.7	1,051.5
August 1 - August 31	0.4	256.17	0.4	931.5
September 1 - September 30	0.4	229.32	0.4	831.5
	1.5	$243.35	1.5	$831.5
As of September 30, 2022, the Company had outstanding authorization from the board of directors to purchase up to $831.5 of the Company's common stock. The repurchase authorization has no expiration date.

Item 5. Other Information
None.

INDEX

Item 6. Exhibits

(a)	Exhibits
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	filed herewith
**	furnished herewith

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

November 1, 2022