Form 10-K
period 2022-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2023-02-28
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022
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

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $20.2 billion, based on the closing price on such date of the registrant’s common stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 88.5 million shares as of February 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2022, are incorporated by reference into Part III.

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
Risks Related to the Company’s Business Including Global Economic and Geopolitical Factors
a.General or macro-economic factors in the United States (U.S.) and globally may have a material adverse effect upon the Company, and significant fluctuations in the economy, inflation and an increase in the costs of goods and services could negatively impact testing volumes, drug development services, cash collections, profitability, and the availability and cost of credit.
b.Operations may be disrupted and adversely impacted by the effects of adverse weather, natural disasters, geopolitical events, public health crises, hostilities or acts of terrorism, acts of vandalism, disruption to supply chains, access to natural resources, and other catastrophic events outside of the Company's control.
c.An inability to attract and retain experienced and qualified personnel, including key management personnel, and increased personnel costs, could adversely affect the Company’s business.
d.Continued changes in healthcare reimbursement models and products, changes in government payment and reimbursement systems, or changes in payer mix, including an increase in third-party benefits management programs and value-based payment models, could have a material adverse effect on the Company's revenues, profitability, and cash flow.
e.Changes in government regulation or in practices relating to the pharmaceutical, biotechnology or medical device industries could decrease the need for certain services that the Company provides.
f.Increased competition, including price competition, could have an adverse effect on the Company’s revenues and profitability.
g.Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact the Company’s ability to successfully grow its business.
h.Discontinuation or recalls of existing testing products, failure to develop or acquire licenses for new or improved testing technologies, or the Company's customers using new technologies to perform their own tests, could adversely affect the Company’s business.
i.Changes or disruption in services, supplies, or transportation provided by third parties could adversely affect the Company’s business.
j.A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse effect on the Company's business objectives and its revenues and profitability.
k.Unfavorable labor environments, union strikes, work stoppages, union or works council negotiations, or failure to comply with labor or employment laws could adversely affect the Company's operations and have a material adverse effect upon the Company's business.
l.Continued and increased consolidation of pharmaceutical, biotechnology and medical device companies, health systems, physicians, and other customers could adversely affect the Company's business.
m.Damage or disruption to the Company's facilities could adversely affect the Company's business.
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

Index

e.The Company’s uses of financial instruments to limit its exposure to interest rate and currency fluctuations could expose it to risks and financial losses that may adversely affect the Company’s financial condition, liquidity, and results of operations.
f.The Company’s level of indebtedness could adversely affect the Company’s liquidity, results of operations and business.
Risks Related to the Planned Spin-off of the Company's Clinical Development and Commercialization Services Business
a.    The planned spin-off of the Company’s Clinical Development and Commercialization Services business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.
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
g.Increased regulations and restrictions on the import and supply of research animals, actions of animal rights activists, diseases in research animal populations, and the failure to conduct animal research in compliance with applicable laws and regulations could have a material adverse effect upon the Company.
h.U.S. Food and Drug Administration (FDA), European Union and other regulation of diagnostic products and medical devices, including laboratory-developed tests, could result in increased costs, fines, and penalties.
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
Risks Related to the COVID-19 Pandemic
a.The ongoing COVID-19 pandemic has created significant volatility, uncertainty, and economic disruption that could have an adverse effect on the Company’s business and financial position, human capital resources, and reputation if the Company’s continued response is not appropriate or is perceived by customers to be inadequate.

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
41.expenses and risks associated with international operations, including, but not limited to, compliance with the U.S. Foreign Corrupt Practices Act (FPCA), the U.K. Bribery Act, other applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;
42.failure to achieve expected efficiencies and savings in connection with the Company's business process improvement initiatives;
43.changes in tax laws and regulations or changes in their interpretation;
44.global economic conditions and government and regulatory changes;
45.risks associated with the impact, timing, expected benefits and costs, or terms of the planned spin-off of the Company’s Clinical Development and Commercialization Services (CDCS) business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations, including but not limited to (i) uncertainties as to the completion and timing of the transaction; (ii) the failure to obtain appropriate assurances regarding the tax-free nature of the spin-off; (iii) the failure to obtain receipt of required regulatory approvals; (iv) the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally; (v) unexpected issues that arise in the continued planning for the transaction; (vi) the failure to have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis, or at all; (vii) risks that the proposed transaction disrupts current plans and operations of Labcorp or CDCS; (viii) potential difficulties attracting or retaining Company or CDCS employees as a result of the spin-off announcement, pendency or completion of the spin-off; (ix) risks related to diverting management’s attention from the Company and CDCS’ ongoing business operations; (x) the ability of the Company to successfully separate CDCS operations from the Company’s ongoing operations; (xi) market receptiveness to effect transactions in the capital markets; and (xii) market reaction to the announcement and planning for the transaction; and

Index

46.the effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

Index

PART I
Item 1.       BUSINESS
Labcorp® is a leading global life sciences company that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With more than 80,000 employees, the Company serves clients in more than 100 countries.
Through its Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD) segments, the Company provides diagnostic, drug development, and technology-enabled solutions for more than 160 million patient encounters per year, or more than 3 million per week. In addition, the Company supports clinical trial activity through its world-class central laboratory, preclinical, and clinical development businesses. The Company's capabilities enable it to play a leading role in advancing healthcare across the globe.
The significant reach, breadth, and advancement of the Company's offerings have resulted in Base Business revenue growth of 2.8% from 2021 through 2022 and 5.9% versus 2019 CAGR. Base Business includes the Company's business operations except for COVID-19 Testing. The Company believes that its diversified offerings help to balance the impact of changes in the global economic and healthcare systems and due to global geopolitical events.
For the period ended December 31, 2022, the Company generated revenues of $14,876.8 million, diluted earnings per share of $13.97, and had a total operating cash flow of $1,955.9 million.
The Company believes that science, technology, and innovation drive its continued success, differentiate the Company, and are foundational to its future. They are critical to the Company's ability to carry out its mission to improve health and improve lives.
Strategic Review of Company Structure and Capital Allocation Strategy
In March 2021, the Company announced the undertaking of a comprehensive review by its board of directors (the Board) and management team of the Company's structure and capital allocation strategy. In December 2021, the Company announced the Board's conclusion, as well as actions that the management team and the Board would take to enhance shareholder returns. These actions have included:
•initiating a dividend in the second quarter of 2022, as well as subsequent dividends paid in the third and fourth quarters of 2022, with total dividend payments for 2022 in the amount of $195.2 million;
•authorizing a $2.50 billion share repurchase program. As part of this program, $1.0 billion was repurchased under an accelerated share repurchase plan in 2021, and a total of $1.1 billion of stock was repurchased in 2022, representing approximately 4.7 million shares;
•implementing a new LaunchPad business process improvement initiative, targeting savings of $350.0 million through 2025;
•providing a longer-term outlook in connection with the announcement of the Company's 2021 year-end results in addition to the Company's annual guidance;
•providing additional business insights through enhanced disclosures beginning with the Company's results for the first quarter of 2022; and
•continuing a commitment to profitable growth through investments in science, innovation, and new technologies; and
On July 28, 2022, the Company announced that it would pursue a planned spin-off of its Clinical Development and Commercialization Services (CDCS) business, as further discussed below.
Management and the Board are committed to continuing to evaluate all avenues for enhancing shareholder value.
The updated capital allocation plan is designed to enable the Company to continue investment in key growth areas. This plan is expected to fuel growth through innovation by using the Company's unique data and insights to bring scientific advancements—both those developed internally and those developed by outside companies and scientists—to market at scale. It reflects the Board's confidence in the Company's strong balance sheet and cash flow generation profile, as well as the Board's commitment to deploying capital to enhance value for shareholders, patients, providers, and pharmaceutical customers worldwide.
Spin-Off of the Company's CDCS Business
On July 28, 2022, the Company announced that the Board authorized the Company to pursue a spin-off of the Company’s wholly owned CDCS business to its shareholders through a tax-free transaction. The planned spin-off will result in two independent companies, each poised for strong, sustainable growth. On January 9, 2023, Thomas (Tom) Pike joined the Company as president and chief executive officer of its DD Clinical Development business unit, and when the planned spin-off is complete, Mr. Pike will become the chief executive officer and chairman of the board of directors of the independent,

Index

publicly listed company. On February 9, 2023, the Company announced that the name of the CDCS business will become Fortrea in connection with the planned spin-off.
The Company is targeting completion of the planned spin-off in mid-2023. The planned spin-off will be subject to the satisfaction of certain customary conditions, including, among others, the receipt of final approval by the Company's Board, the receipt of appropriate assurances regarding the tax-free nature of the separation and effectiveness of any required filings with the U.S. Securities and Exchange Commission (SEC). There can be no assurances regarding the ultimate timing of the transaction or that the spin-off will be completed.
When the transaction is complete, the resulting companies will be Labcorp, comprising the Company’s routine and esoteric labs, central labs and early development research labs, and Fortrea, a global contract research organization (CRO) providing Phase I-IV clinical trial management, market access and technology solutions to pharmaceutical and biotechnology organizations.
The planned spin-off is expected to provide each company with:
•strengthened strategic flexibility and operational focus to pursue specific market opportunities and better meet customer needs;
•focused capital structures and capital allocation strategies to drive innovation and growth;
•a more targeted investment opportunity for different investor bases; and
•the ability to align its particular incentive compensation with its financial performance.

Following the planned spin-off, the Company believes that Labcorp will be positioned to:
•invest in R&D and innovation to develop and launch diagnostic advancements globally in key clinical areas including oncology, Alzheimer's, and autoimmune and liver disease through organic and inorganic opportunities;
•bring together its global health and patient data and provide insights to enable customers to innovate;
•utilize its worldwide laboratory network to serve a broad, growing and global customer base including pharmaceutical and biotechnology companies, physicians, health systems, consumers, and other start-ups and laboratories that require lab services or diagnostic testing; and
•launch innovative tests globally, providing patients, physicians, health systems and pharmaceutical companies with access to its advanced science, technology and diagnostic capabilities.

Following the planned spin-off, the Company believes that Fortrea will be positioned to:
•capitalize on growth opportunities across Phases I-IV clinical trials and extend its leadership in oncology, cell and gene therapy, rare disease, and other emerging therapeutic areas;
•increase agility with large pharmaceutical and biotechnology clients to better serve customers and advance life-saving therapies;
•access to unique data sets and insights through an arrangement with the Company for a defined period of time which will enable Fortrea to provide enhanced trial execution and a differentiated value proposition;
•invest in capabilities, technologies, diverse talent and innovation to enhance trial execution and better serve all of its customers; and
•implement a capital structure that is tailored to support its growth strategy and enhance stakeholder value.

The planned spin-off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. See “Risk Factors - Risks Related to the Planned Spin-off of the Company’s Clinical Development and Commercialization Services Business.”

Enterprise Strategy
The Company provides vital information to help its customers make clear and confident health decisions. Through its science, data, and global laboratory network, the Company accelerates and advances innovations in testing and treatments to improve patient care.
The Company is expanding its role in the rapidly evolving healthcare market by strengthening its positions across its portfolio of capabilities, growing strategic opportunities that drive new business, and differentiating its unique offerings, capabilities, and financial performance. To do so, the Company is focusing on executing the following strategic priorities, which have evolved to reflect its operations and strategic vision:
1.Build on the Company's Leadership in Oncology
The field of oncology receives significant investment in research, development, and treatment, yet it remains an area of great unmet medical need. The Company believes the diagnosis and treatment of cancer will be the fastest-growing therapeutic area in the near future.

Index

With the increased adoption of precision medicine, health and cancer care providers are relying on advanced testing to identify patients who will benefit from new, targeted treatments and therapies that are more effective and often have fewer side effects than chemotherapy and other traditional treatments. Since forming an oncology business unit and launching an enterprise oncology platform in 2021, the Company has become an oncology leader. By focusing its diagnostic and drug development services on the fight against cancer, the Company is delivering targeted solutions that power better decision and improved patient outcomes. The Company believes it maintains the broadest portfolio and capabilities in oncology diagnostics today. The Company intends to accelerate its leadership and enhance its offerings, particularly in genomic testing, personalized medicine and liquid biopsy. The Company is also leveraging its oncological capabilities and platforms to progress its work in other areas, including neurodegenerative disease, autoimmune and liver diseases, and cell and gene therapy.
In 2022, the Company completed its acquisition of Personal Genome Diagnostics (PGDx), a provider of comprehensive liquid biopsy and tissue-based genomic products and services. The acquisition of PGDx enhances the Company's precision diagnostic portfolio and its ability to increase access to oncology care globally. In addition, the Company continues to realize benefits from its portfolio of OmniSeq products such as OmniSeq INSIGHT, a comprehensive genomic and immune profiling, tissue-based test that integrates next-generation sequencing (NGS) technology.
2. Differentiate Through Digital and Data
The healthcare and life sciences industries remain among the most significantly impacted by technological advancements. By maximizing the use of advances in artificial intelligence (AI), data, digitalization, and analytics in compliance with applicable regulations, the Company strives to improve operating efficiency and business performance, and to create new, differentiated products and services that the Company believes will help its customers and deliver better care to patients.
The Company is using AI to better identify and predict trends such as the timing and location of demand shifts for certain tests. In doing so, the Company is supporting an efficient use of supplies, staffing, and the Company’s advanced logistics used to route testing to the most appropriate laboratories and quickly deliver results. AI capabilities and advanced logistics have played, and are expected to continuing playing, an important role in the Company’s response to periods of heightened demand for COVID-19 polymerase chain reaction (PCR) testing.
The Company creates, and has access to, significant volumes of data. By applying advanced analytics to its data in compliance with data privacy regulations, the Company can help its customers improve their processes and reach better outcomes. The Company’s repository of test results help study sponsors assess patients' eligibility for clinical trials more quickly and accurately, enroll those patients faster, shorten the time needed for regulatory submission, and accelerate the availability of new medicines. Data is also being used by the Company to advance science and the public's understanding of certain treatments and illnesses.
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
3. Drive Customer Centricity
The Company serves a broad range of customers, including managed care organizations (MCOs), pharmaceutical, biotechnology, medical device and diagnostics companies, governmental agencies, physicians and other healthcare providers, hospitals and health systems, employers, patients and consumers, CROs, and independent clinical laboratories. The Company continues to focus on its customers, anticipate their needs, and deliver valuable solutions that help them achieve their goals.
The Company prioritizes a consistent, coordinated focus across all aspects of its operations, placing the customer at the center of its services, with the objective of becoming the customer's primary partner for solutions to their needs. In an effort to provide a leading customer experience, the Company seeks customer feedback, communicates best practices and lessons learned, and provides robust employee training with respect to the needs of its customers.
The Company routinely introduces new products, services, and initiatives that benefit its customers. For example, the Company launched a new test in mid-2022 to assist in the identification and confirmation of neurodegenerative disease and neuronal injury. The Company also expanded access to its services in the Midwestern U.S. with the opening of a new laboratory, and it announced plans to expand its laboratory footprint in Japan. In addition, the Company continues to experience

Index

growing demand for its consumer-initiated wellness testing available through Labcorp OnDemand, and it believes its pipeline of innovative, consumer-focused offerings is strong.
4. Expand Globally
The Company has a long history of disciplined use of capital to invest in the growth of the business and intends to grow its business globally by leveraging its advanced laboratory network, scientific capabilities, health data and insights, and its results-oriented culture to achieve better health for all people.
The Company has made significant investments in the deployment of new technologies through both licensing and internal research and development, as well as strategic and tuck-in acquisitions. The Company has also invested in establishing collaborative partnerships with other leading companies and organizations that share the Company’s goals and expectations.
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
Through a continued focus on these strategic priorities, reinforced through the Company's capital allocation plan, the Company expects to be in an optimal position to make disciplined choices that maximize shareholder value, better protect the Company from market fluctuations and outside impacts, and fuel significant and profitable short- and long-term revenue growth.
COVID-19 Pandemic Response
The Company has supported the fight against COVID-19 since the earliest stages of the pandemic, and it continues to play an important role in ongoing response efforts.
In 2022, the Company further expanded access to COVID-19 testing and continued to support the development of COVID-19 vaccines and therapies.
The Company received FDA Emergency Use Authorization (EUA) for multiple innovations during the year. In June, the Company was granted FDA EUA for its next-generation sequencing test used to identify specific SARS-CoV-2 lineages. This was the first test authorized for the identification and differentiation of SARS-CoV-2 Phylogenetic Assignment of Named Global Outbreak (PANGO) lineages, which are genetic variations in circulating virus strains. The Company also received FDA EUA for the first non-prescription, at-home collection kit for combined COVID-19, flu and respiratory syncytial virus (RSV) detection. These achievements built on the Company's first COVID-19-related FDA EUA, which was received on March 16, 2020, for COVID-19 PCR testing, the FDA EUA in April 2020 for the Pixel by Labcorp® COVID-19 test home collection kit, and in December 2020 for over-the-counter purchase of these home collection kits.
The Company's additional contributions to the pandemic response in 2022 included assisting in the identification and monitoring of COVID-19 variants and spikes in confirmed cases, as well as expanding no-cost access to at-home test collections for individuals who met clinical guidelines. The Company maintained its ability to quickly scale up COVID-19 PCR testing capacity throughout the year, even during periods of reduced demand. In doing so, the Company was able to immediately and effectively respond to surges in positive cases and testing needs. The Company performed approximately 13 million COVID-19 PCR tests and 1 million antibody tests in 2022, and since the start of the pandemic has performed approximately 74 million COVID-19 PCR tests and 9 million antibody tests.
COVID-19 Outlook
COVID-19 has had, and continues to have, a substantial impact on the global health and economic environments. The Company continues to closely monitor the impact of the COVID-19 pandemic on all aspects of its business, given continued unpredictability, corresponding state, local and federal government restrictions and policies, the continued emergence of new variants that may cause increases in cases that may impact the Company, and the potential for shifts in customer behavior.
While the Company anticipates that COVID-19 will continue impacting its business in 2023 and potentially beyond, the Company expects a continued decline in demand for COVID-19 Testing, with the potential for increases in demand at different times and across different geographies. As a result, COVID-19 Testing demand in 2023 is not predicted to match 2022 levels.

Index

Capital Allocation
The Company believes it has a strong track record of deploying capital to investments that enhance the Company's business and return capital to shareholders.
During 2022, the Company invested $1,164.0 million in strategic business acquisitions. The acquisitions have expanded the Company’s service offerings, expanded its customer and revenue mix, and strengthened and broadened the scope of its geographic presence. The Company continues to evaluate acquisition opportunities that leverage the Company’s core competencies, complement existing scientific and technological capabilities, increase the Company’s presence in key geographic, therapeutic and strategic areas, and meet or exceed the Company’s financial criteria.
During 2022, the Company repurchased 5.6 million shares of its common stock at an average price of $233.48 for a total cost of $1,100.0 million. This included 0.9 million shares which were repurchased in 2022 but were part of the $1,000.0 million Accelerated Share Repurchase (ASR) Program paid for in 2021. At the end of 2022, the Company had outstanding authorization from the Board to purchase $531.5 of Company common stock. On February 7, 2023, the board of directors adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. The repurchase authorization has no expiration. The repurchase authorization has no expiration date.
During 2022, capital expenditures were $481.9 million. The Company expects capital expenditures in 2023 to be approximately 3.5% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility expansion and updates, projects related to its LaunchPad initiative, and further acquisition integration initiatives.
The Company will continue to evaluate opportunities for strategic deployment of capital in light of market conditions.
Seasonality and External Factors
The Company experiences seasonality across its business. For example, testing volume generally declines during the year-end holiday period and other major holidays and can also decline due to inclement weather or natural disasters. Declines in testing volume reduce revenues, operating margins and cash flows. Operations are also impacted by changes in the global economy, exchange rate fluctuations, political and regulatory changes, the progress of ongoing studies and the startup of new studies, as well as the level of expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. As discussed in more detail elsewhere in Item 1, COVID-19 impacted the Company in 2022. This impact included the effect of the Company’s response to the virus through its testing and drug development services, as well as the effect of COVID-19 on the global economy and demand for the Company’s non-COVID-19 services.
In 2022, approximately 14.7% of the Company's revenues were billed in currencies other than the U.S. dollar, with the Swiss franc, British pound, Canadian dollar, and the euro representing the largest components of its currency exposure.
Given the seasonality and changing economic factors impacting the business, comparison of the results for successive quarters may not accurately reflect trends or results for the full year.
Company Reporting
The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at www.labcorp.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additionally, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.
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

Index

The Company's Business
Due primarily to a decrease in COVID-19 testing, the Company experienced a reduction in revenues and other key financial metrics in 2022. However, by the end of the year, the Company saw accelerated revenue growth in Dx, continued strong underlying fundamentals in DD and margin expansion.

In Millions, Except Per Share Data	Years Ended December 31,
	2022	2021
Revenues	$14,876.8	$16,120.9
Gross profit	$4,385.1	$5,624.3
Operating income	$1,773.9	$3,259.5
Net earnings attributable to Laboratory Corporation of America Holdings	$1,279.1	$2,377.3
Cash flows from operating activities	$1,955.9	$3,109.6
Basic earnings per common share	$14.05	$24.60
Diluted earnings per common share	$13.97	$24.39
The Company reports its business in two segments, Dx and DD. In 2022, Dx and DD contributed 61% and 39%, respectively, of revenues to the Company, and in 2021 contributed 64% and 36%, respectively. Nearly all of Dx’s revenues are generated in the U.S., with a smaller portion in Canada and a relatively small amount in the rest of the world. DD’s revenues are nearly evenly split between the U.S. and the rest of the world, with approximately 48% derived from the U.S. and approximately 52% from other countries. Although this allocation of revenues provides some protection from economic shifts in any one country, it is still heavily tilted towards the U.S. As a result, the Company continues to actively explore new and expanded business opportunities outside the U.S. to further diversify its sources of revenues. The Company's revenues by segment payers/customer groups and by geography for the years ended December 31, 2022, 2021 and 2020 are as follows:

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	17%	—%	—%	17%	20%	—%	—%	20%
Patients	6%	—%	—%	6%	6%	—%	—%	6%	6%	—%	—%	6%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%	7%	—%	—%	7%
Third party	31%	—%	—%	31%	34%	—%	—%	34%	32%	—%	—%	32%
Total Dx revenues by payer	61%	—%	—%	61%	64%	—%	—%	64%	65%	—%	—%	65%

DD
Pharmaceutical, biotechnology and medical device companies	19%	13%	7%	39%	17%	13%	6%	36%	17%	11%	7%	35%

Total revenues	80%	13%	7%	100%	81%	13%	6%	100%	82%	11%	7%	100%
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. These changes align with how the CODM now evaluates segment performance and allocates resources. Prior periods have been conformed for comparability.

Dx Segment
During 2022, the Dx segment generated $9,203.5 million in total revenues and $2,025.5 million in segment operating income, resulting in an operating margin of 22.0%.

In Millions	Year Ended December 31,
	2022	2021
Revenues	$9,203.5	$10,363.6
Dx segment operating income	$2,025.5	$3,205.6
Dx is an independent clinical laboratory business. It offers a comprehensive menu of frequently requested core testing and specialty testing through an integrated network of primary and specialty laboratories across the U.S. and Canada. This network is supported by a sophisticated information technology system, with more than 80,000 electronic interfaces to deliver test

Index

results, nimble and efficient logistics, and local labs offering rapid response testing.
Dx also provides patient access points that are strategically and conveniently located throughout the U.S., including more than 2,000 PSCs and more than 6,000 in-office phlebotomists located in customer offices and facilities. Although testing for healthcare purposes and customers who provide healthcare services represents the most significant portion of the clinical laboratory industry, clinical laboratories also perform testing for other purposes and customers, including employment and occupational testing, DNA testing to determine parentage and to assist in immigration eligibility determinations, environmental testing, wellness testing, toxicology testing, pain management testing, and medical drug monitoring. Dx offers an expansive test menu that includes a wide range of clinical, anatomic pathology, genetic and genomic tests, and regularly adds new tests and improves the methodology of existing tests to enhance patient care. Dx also offers consumer-initiated wellness testing available online through its Labcorp OnDemand™ platform. The Pixel by Labcorp® COVID-19 PCR and combined COVID-19 + flu at-home collection kits are also available through Labcorp OnDemand. Dx typically processes tests for more than 3 million patient encounters each week.
As part of an ongoing commitment to be an efficient and high-value provider of laboratory services, Dx implemented a comprehensive business process improvement initiative known as LaunchPad. The initiative was designed to reengineer the Company's systems and processes to create a sustainable and more efficient business model, and to improve the experience of all stakeholders. Dx’s LaunchPad initiative delivered approximately $200 million in net savings for the period of late 2018 through the end of 2021.
The Dx business can be categorized into the following components:

Service	Key Features
Testing Operations and Productivity
•Network of PSCs offering specimen collection services
•Comprehensive, nimble supply chain for transferring specimens across the entire life cycle of a patient sample
•1-2 day turnaround time for most test results, with the vast majority of results delivered electronically to healthcare providers and to patients who have a Labcorp Patient™ account
•Rigorous standard of quality - 24 regional/specialty labs hold ISO 15189 certification, 3 labs hold ISO 13485 certification, and one lab holds both

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
•More than 130 new tests launched in 2022
•Active diagnostics and therapeutics research division: approximately 650 studies, articles, and presentations produced in 2022
•Continuous investing, internally and externally, in new testing technologies and advanced testing capabilities

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

Index

Effect of U.S. Market Changes on the Clinical Laboratory Business
The delivery of, and reimbursement for, healthcare continues to change in the U.S., impacting all stakeholders, including the clinical laboratory business. Medicare (which principally serves patients who are 65 and older), Medicaid (which principally serves low-income patients) and insurers have increased their efforts to control the cost, utilization and delivery of healthcare services. Measures to regulate healthcare delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs, increased coverage denials and claims edits, and decreased test utilization for the clinical laboratory industry by imposing new, increasingly complex regulatory and administrative requirements. The government also has continued to adjust the Medicare and Medicaid fee schedules at the national and local level, and the Company believes that pressure to reduce government reimbursement will continue.
Fees for most laboratory services reimbursed by Medicare are established in the Clinical Laboratory Fee Schedule (CLFS) and fees for other testing reimbursed by Medicare, primarily related to pathology, are covered by the Physician Fee Schedule (PFS). During 2022, approximately 8.9% of Dx’s revenue was reimbursed under the CLFS (8.5% in 2021), and approximately 0.4% was reimbursed under the PFS (0.4% in 2021). Dx has experienced governmental reimbursement reductions as a direct result of several Congressional acts and regulatory initiatives. These laws include provisions designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing, and new methods to establish and adjust fees.
The most significant of these developments was the Protecting Access to Medicare Act (PAMA), which became law on April 1, 2014, and which went into effect on January 1, 2018. Beginning in 2018, under PAMA, the Centers for Medicare and Medicaid Services (CMS) of the U.S. Department of Health and Human Services (HHS) set the CLFS using the weighted median of reported private payer prices paid to certain laboratories that receive a majority of their Medicare revenue from the CLFS and PFS and that bill Medicare under their own National Provider Identifier (NPI). Applicable labs, including Dx, were required to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits. For 2018 through 2020, a test price could not be reduced by more than 10.0% per year. PAMA resulted in a net reduction in reimbursement revenue of approximately $245.0 million between 2018-2020 from all payers affected by the CLFS.
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
On December 10, 2021, President Biden signed into law the Protecting Medicare and American Farmers from Sequester Cuts Act, which delayed by one additional year the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2022, resulting in a 0% update to the CLFS in 2022. In 2022, Dx realized a decrease of approximately $0.4 million in PFS revenue driven by reductions in reimbursement for flow cytometry procedures and a decrease of approximately $10.0 million in aggregate Medicare reimbursement associated with the phased in reinstitution of sequestration as a result of provisions included in the Protecting Medicare and American Farmers from Sequester Cuts Act.
The Protecting Medicare and American Farmers from Sequester Cuts Act also included mitigations to several other non-PAMA Medicare cuts in addition to delaying Medicare reimbursement cuts under PAMA. It delayed the 4% Medicare cuts that would otherwise have occurred in 2022 under statutory “pay-as-you-go,” or PAYGO, rules to offset the cost of the American Rescue Plan Act by one year. In addition, it delayed the resumption of the 2% Medicare sequestration until April 1, 2022, and reduced to 0.75% the previous 3.75% reduction to PFS reimbursement that was scheduled for 2022. To offset the cost, the Medicare sequestration was increased to 2.25% for January through June of 2030, and to 3.0% for July through December 2030.
On December 29, 2022, President Biden signed into law H.R. 2617, the Consolidated Appropriations Act, 2023, which delayed by one additional year the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2023, resulting in a 0% update to the CLFS for 2023. The Consolidated Appropriations Act, 2023 also included mitigations to several other non-PAMA Medicare cuts in addition to delaying Medicare reimbursement cuts under PAMA. It delayed until October 1, 2024 the 4% Medicare cuts that would otherwise have been effective January 1, 2023 under PAYGO rules. In addition, it mitigated PFS cuts in 2023 and 2024 to by 2.5% and 1.25%, respectively, that would otherwise have been (4.47%) in 2023 based on the conversation factor put forward in the 2023 Medicare PFS Final Rule. To offset the

Index

cost, it extended the 2% Medicare sequestration through the first six months of 2032 and set the sequestration percentage at 2% in fiscal years 2030 and 2031.
In 2023, Dx anticipates a net PFS revenue increase of 0.8% ($0.3 million) from the 2023 PFS Final Rule, driven by a (2.0%) change to the PFS conversion factor that is offset by net positive changes in relative value units (RVUs) for flow cytometry and changes to RVUs for other PFS procedures. The 2023 PFS Final Rule also included an increase in the CLFS fee for specimen collection by venipuncture from $3.00 to $8.57, which is estimated to increase Dx CLFS revenue for specimen collection by $38.6 million in 2023.
Pursuant to PAMA as amended, for 2024 through 2026, a CLFS test price cannot be reduced by more than 15.0% per year (excluding non-PAMA reimbursement changes). CLFS rates for 2027 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for Clinical Diagnostic Laboratory Tests (CDLTs) established in 2018 will resume in 2024. New CLFS rates will be established in 2025 based on data from 2019 to be reported in 2024. New CLFS rates will be established in 2028 based on data from 2026 to be reported in 2027. CLFS rates for Advanced Diagnostic Laboratory Tests will be updated annually.
The American Clinical Laboratory Association (ACLA) filed a federal civil action in 2017 challenging the legal basis for the data collection methodology CMS used to derive the data from which the median prices were calculated. On July 15, 2022, the U.S. Court of Appeals for the D.C. Circuit ruled in favor of ACLA on the merits, finding that CMS harmed laboratories by collecting data in an arbitrary and capricious manner, but refused to grant relief due to PAMA’s statutory bar on judicial review of establishment of the rates.
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
ACLA has continued to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. Under the Laboratory Access for Beneficiaries (LAB) Act, MedPAC was required to conduct a study and make recommendations to Congress on ways to improve data collection, reporting, and rate setting under PAMA to achieve, in a less burdensome manner, CLFS rates that accurately and fairly reflect private market rates. MedPAC's June 2021 report to Congress included an analysis of potential statistical sampling methodologies that could accomplish that objective, and ACLA incorporated the concept in PAMA reform proposals to Congress. On June 22, 2022, the Saving Access to Laboratory Services Act (S. 4449 H.R. 8188) was introduced in both the U.S. Senate and the U.S. House of Representatives to provide for permanent reform of PAMA incorporating many of ACLA’s proposals. The Company supports the ongoing efforts to prevent or lessen the negative impact of the changes to the CLFS pursuant to PAMA, and the full impact of those efforts, but what the long-term effect will be on the CLFS rates is not yet known.
Further healthcare reform could occur in 2023, including changes to the Patient Protection and Affordable Care Act (ACA) and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
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
The Company serves many MCOs. These organizations have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In some cases, those fee structures are specific to independent clinical laboratories, while the fees paid to hospital-based and physician-office laboratories may be different, and are typically higher. MCOs may also offer Managed Medicare or Managed Medicaid plans. In addition, some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests, or based upon the proportionate share earned by the clinical laboratory from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of

Index

testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. For the year ended December 31, 2022, capitated contracts with MCOs accounted for approximately $332.3 million, or 3.2%, of Dx's revenues.
In addition to reductions in test reimbursement, the Company also anticipates potential declines in test volumes as a result of increased controls over the utilization of laboratory services by Medicare, Medicaid, and other third-party payers, particularly MCOs. MCOs are implementing, directly or through third parties, various types of laboratory benefit management programs, which may include laboratory networks, utilization management tools (such as prior authorization and/or prior notification), and claims edits, which impact coverage and reimbursement of clinical laboratory tests. Some of these programs address clinical laboratory testing broadly, while others are focused on certain types of testing, including molecular, genetic and toxicology testing. In addition, continued movement by patients into consumer-driven health plans may have an impact on the utilization of laboratory testing. Test volumes in 2023 could also change compared to 2022 and 2021 if demand for SARS-CoV-2 testing changes.
Helping to balance the overall negative market changes regarding reimbursement discussed above, the Company believes that the volume of clinical laboratory testing is positively influenced by several factors, including an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population. Periodic infectious disease outbreaks such as the SARS-CoV-2 virus also have the potential to generate additional testing volume in the future, and enhance stakeholders’ appreciation for the value of laboratory testing in combating future potential outbreaks. Dx believes that its enhanced and growing esoteric menu of tests, leading position with companion diagnostics, broad geographic footprint, and operating efficiency make it well positioned for growth due to a number of market factors, primarily related to a continued drive to improve outcomes and reduce costs across the healthcare system, including but not limited to greater price transparency required under “surprise billing” laws and regulations requiring disclosure of hospital charges.
DD Segment
During 2022, the DD segment generated $5,710.2 million in total revenue and $801.1 million in segment operating income, resulting in an operating margin of 14.0%.

In Millions	Year Ended December 31,
	2022	2021
Revenues	$5,710.2	$5,845.5
DD segment operating income	$801.1	$887.1
DD provides end-to-end drug development, medical device and companion diagnostic development solutions from early-stage research to clinical development and commercial market access. Its customers are comprised of pharmaceutical, biotechnology, medical device, and diagnostic companies across the world. With a global network of operations, DD offers deep expertise in early development and clinical trials in each therapeutic area. DD had provided support for 90% of the new drugs and therapeutic products approved in 2022 by the U.S. FDA, including 100% of those specific to oncology and 87% of those submitted by biotechnology companies. Through its industry-leading central laboratory business, it supports clinical trial activity in approximately 100 countries.

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

Human Capital
Mission and Culture
Labcorp believes in the power of science to change lives. The Company’s culture centers around its mission to improve health and improve lives. The Company's more than 80,000 employees serve clients in over 100 countries. They are essential to the Company’s ability to innovate and advance science and technology to empower patients, providers, and pharmaceutical companies to make clear and confident decisions. Engaging the collective expertise and passion of its employees is vital to achieving the Company’s mission, which permeates its performance-driven, collaborative, inclusive, customer-centered, and inquisitive culture.
Workforce Demographics
The Company’s success depends on its sustained ability to attract, develop, and retain a highly specialized and skilled global workforce. Employees are globally dispersed, with 77% in the U.S. and Canada, 11% in Asia, 11% in Europe, the Middle East, and Africa, and 1% in Latin America. Of the Company’s global workforce, 88% of employees are full time, and 12% are part time. 3.3% of Labcorp’s global workforce is employed under a collective bargaining agreement. Depending on business demand and the talent-hiring environment, Labcorp supplements up to 8% of its workforce with contingent workers.
The challenges of 2022, felt globally, also presented the Company with significant challenges in acquiring and retaining talent. Despite these obstacles, Labcorp’s global workforce increased by more than 10% from a combination of organic growth and adding employees through acquisitions. The majority of Labcorp's hires are sourced through an internal talent acquisition

Index

team. The Company made significant investments to retain talent and enable the organization to meet the business needs for growth, which are discussed further in the section below on “Compensation and Benefits.”
Throughout the COVID-19 pandemic, the majority of employees who do not work with patients, animals, in labs, or in logistics, worked remotely. This includes call center employees, customer service teams, sales teams, and corporate and functional teams. While some employees returned to on-site work in 2022, the Company expects that a significant number of employees will continue working remotely, or through hybrid, in-office and remote work arrangements. The Company believes that flexibility in work location and arrangements expands the pool from which it can source experienced and valuable talent.
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

Global Workforce by GENDER

U.S. Workforce by GENDER

U.S. Workforce by RACE & ETHNICITY
The Company has a Diversity and Inclusion (D&I) strategic framework, with three overarching pillars of focus: empowering inclusive leadership; developing and sustaining a diverse talent pipeline; and creating an environment for engagement across the Company and in its communities. Labcorp’s D&I strategy is designed as a continuing journey to maintain and further evolve its inclusive workforce consistent with the changing dynamics of the global workforce. Highlights of actions supporting the Company’s D&I framework that it believes will foster a more inclusive environment and strengthen its culture include:
•the continuation of an unconscious bias training program designed to improve self-awareness of personal biases. The program was rolled out globally in 2021 to all of the Company's people leaders, and more than 6,000 have completed the training through 2022. Labcorp also deployed Global Harassment training to over 70,000 employees;
•diversity metrics shared quarterly with senior leaders, and establishment of D&I plans at the segment level;

Index

•monthly meeting of the Company's D&I advisory council, consisting of a cross section of leaders to learn about, and be advocates for, our initiatives;
•a formal mentoring initiative that includes a Reverse Diverse Mentoring program that received the Gold Award in the category of Best Advance in Mentoring to Develop Diverse Leaders from the Brandon Hall Group in 2021;
•continued offerings of leadership development programs for women in senior management through the vice president level, and the second annual virtual women's summit for executive women leaders;
•continued global expansion of Employee Resource Groups (ERGs). ERGs are led by employee volunteers and are important resources to foster cross-company connections, encourage belonging, support career development, and champion employee voices. The Company now has eight unique ERGs with 106 chapters in 15 countries, growing by more than 30 local chapters from 2021. Each ERG has executive sponsorship from senior leadership; and
•celebration of different cultures, constituencies, and observances throughout the year, including a “Days of Understanding” series in partnership with ERGs and in alignment with CEO Action, a business-led initiative to advance diversity, equity and inclusion in the workplace.
The Company was named to FORTUNE® magazine's 2022 List of World's Most Admired Companies, making the annual list for the fourth time. Labcorp also made the Forbes 2022 list of World's Best Employers for the third consecutive year, as well as the Forbes 2022 List of Best Employers for New Graduates. In 2022, the Company was recognized for the fifth consecutive year as a Best Place to Work for LGBTQ+ Equality, with a score of 100% on the Human Rights Campaign Foundation's Corporate Equality Index. The Index is the nation's foremost benchmarking survey and report on corporate policies and practices related to LGBTQ+ workplace equality.
The Company was also named as a Best Place to Work for Disability Inclusion by the Disability Equality Index and one of Newsweek's 2022 America's Most Responsible Companies.
The Company has also implemented opportunities for greater engagement between employees and management. These include quarterly global town halls that are held virtually and are open to all employees, interactions with front-line employees on visits to the Company's facilities, and in-person town halls with employees in select business units. In early 2022, the Company initiated a Voice of the Employee Survey. Responses were received from nearly 50% of Company employees across 64 countries. The insights provided by employees are being used to make improvements in the virtual onboarding experience for new employees, introduction of a modern global human resources portal, and a reimagined U.S. benefits portal to help employees to better evaluate their benefits options.
Compensation
The Company operates in a complex, global, and dynamic life sciences industry and believes that its compensation and benefits programs must continue to be competitive and flexible to attract and retain the caliber of talent needed to sustainably grow the business. In 2022, the Company’s workforce grew by over 10%. The Company believes that its ability to expand the workforce in 2022 provides support that the Company's compensation and benefit strategies are competitive and support the Company's ability to attract and retain talent.
The Company continually monitors market activity and employee movement within and outside of the core life sciences industry to maintain competitiveness, given the dynamic business and economic environment and labor market challenges it faces. In 2022, the Company invested more than $39 million in pay adjustments in addition to annual pay increases, to increase pay competitiveness in the markets in which we compete for talent.
Employee Wellness
The Company also continued investing in the health and wellness of its global workforce, with particular emphasis on improving its U.S. health benefits program for employees. The Company’s efforts on this front included:
•no annual cost increase for the payroll contributions in its U.S. Healthy medical, dental and vision insurance plans, impacting approximately 35,000 covered employees and more than 30,000 dependents. For approximately 19,000 employees in the U.S. earning less than $50,000 per year, the Company further reduced the cost of monthly medical insurance contributions by $240 per year;
•providing up to $4,560 in annual medical plan contribution discounts for over 35,000 employees and their spouses and domestic partners for committing to and maintaining a healthy and tobacco-free lifestyle;
•encouraging health and wellness education and activities by providing up to $1,000 in Health Reimbursement Account contributions to approximately 35,000 employees and their spouses or partners; and
•reimbursing up to $300 in fitness-related costs for approximately 13,000 employees.
The Company routinely continually educates its workforce on health issues of importance and has prioritized continuous education on the importance of mental well-being by providing communications and resources to all employees. The Company

Index

believes that its investments in compensation and wellness are crucial to maintaining competitive positioning and a productive and engaged workforce.
Development and Training
To meet the needs of patients and clients in the evolving and competitive diagnostics and drug development markets, the Company is committed to creating a work environment that supports a focus on the continuous development and training of its employees. With this focus, the Company believes it is well-positioned in the long term to meet the demands of the regulatory environment and accelerate its ability to innovate and develop talent in a highly skilled and competitive talent market.
Labcorp's curriculum has three primary focus areas: regulatory training; technical training; and professional development. Regulatory training is required by laws and regulations for the Company to operate in certain areas within the life sciences industry and in certain jurisdictions. Technical training and professional development enable the Company to compete more effectively in the life sciences industry.
The Company maintains an extensive library of over 48,000 courses that are available virtually within its global learning management system. In 2022, Labcorp employees completed over 2.7 million hours of training, primarily consisting of regulatory and technical training. In addition, due to the Company’s access to sensitive and personally identifiable information, employees completed over 720,000 IT security training courses, representing more than 150,000 total hours, with the goal of maintaining IT system safety and security for clients and patients.
Labcorp also invests in the professional development of its talent, and in retaining its best employees for future internal opportunities. In 2022, employees completed more than 50,000 hours of professional development. In addition, 343 employees completed the Labcorp UK Apprenticeship program that the Company plans to expand in 2023 to include US employees.
Challenges in the talent labor market have reinforced the need to offer new and engaging learning resources. In 2021, the Company expanded its approach to tuition assistance. Through 2022, the Labcorp Education Advantage program has fully sponsored 742 employees in their pursuit of higher education in the sciences, with 13 employees completing their bachelor’s degree with this benefit. Employees enrolled in the Labcorp Education Advantage program have an 11 point lower attrition rate than the global population, evidencing a strong social and human capital impact. In addition, Labcorp added new relationships with leading academic institutions and learning partners that provide open, online courses. These partners provide video courses, job aides, and short, self-paced learning taught by industry experts.
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
In 2022, the Company was able to reduce its work-related injury rate per 100 employees to 1.5%, a reduction of 6.3% over 2021. The Company maintained its work-related lost work injury rate per 100 employees at 0.3%. The Company completed a Corporate EHS Audit on 15 significant laboratory facilities, allowing it to assess locations against common expectations and performance criteria. In response to COVID-19, the Company modified the audit format so that it could be effectively performed virtually, with the added benefit of reducing audit travel-related greenhouse gas emissions.
In 2022, the Company faced extraordinary challenges in assisting the nearly 400 employees, and in many cases their families, who were adversely affected by the Ukraine/Russia crisis. In response, the Company supported employees with emergency, short- and long-term housing, transportation and relocation assistance, and provided help with communications, food, and other necessary supplies and services.
Community Engagement
The Labcorp Charitable Foundation, a private, charitable 501(c)(3) organization established by the Company, invested in more than 120 programs in 2022 that align with the Company’s strategic mission to improve health and improve lives in the areas of health, education, and community across the globe. The Foundation supports efforts to increase access to health services and create equitable opportunities for underserved populations across the globe.
Colleagues around the globe are invited to participate in the company’s annual Employee Giving Campaign. Through the campaign, colleagues had the opportunity to donate to one or more of seven selected charities: the American Cancer Society, American Heart Association, American Diabetes Association, American Red Cross (Disaster Relief), United Way, the National Urban League and new for 2022, Project HOPE. Employee contributions support these charities to provide needed services in

Index

their local communities and around the globe. The Labcorp Charitable Foundation offers a match opportunity for contributions made through the campaign.
In addition, the Company's employees took advantage of opportunities to support charitable causes and make a positive impact in their communities. For example, in honor of the life and legacy of Dr. Martin Luther King Jr., colleagues participated in the “Cards of Encouragement” campaign, a global initiative to lift the spirits of hospitalized children and their families. With the help of Cards for Hospitalized Kids, close to 8,000 cards were distributed to children and their families staying at Ronald McDonald Houses or receiving treatment at nonprofit children’s hospitals. The Labcorp Charitable Foundation made a financial donation to the 39 supported charities.
The Company's global colleagues also support the local communities where they live and work. In observation of Childhood Cancer Awareness Month, Company colleagues in Geneva, Switzerland supported ARFEC (Association Romande des Familles d’Enfants atteints d’un Cancer) to benefit hospitalized children and their families through toy drives, the creation and sale of a calendar and participation in the Geneva 20 kilometer race.
Dynacare, a Labcorp company based in Canada, teamed up with Diabetes Canada to organize the #Dyncare4Diabetes campaign for the second consecutive year. The campaign raises awareness of diabetes and provides accessible and free testing for at risk individuals. In addition to offering free hemoglobin A1C testing at all Dynacare laboratory locations across the Greater Toronto Area and at mobile community clinics, Dynacare donated 50 cents to Diabetes Canada for every individual that participated in the campaign, up to a total of $25,000.
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

Index

Market Opportunity
Dx
The Company believes that in 2022, the U.S. clinical laboratory testing industry generated revenues of more than $80 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories, and independent clinical and anatomical pathology laboratories, such as those operated by Dx.
The clinical laboratory business is intensely competitive, and the Company believes that both competition and consolidation in the clinical laboratory business will continue. CMS has estimated that, as of February 2023, there were 9,165 hospital-based laboratories, 123,511 physician-office laboratories, and 9,411 independent clinical and anatomic pathology laboratories in the U.S. Dx competes with all of those laboratories. In addition, an increasing number of health system laboratories have been expanding their operations and business, resulting in greater competition for testing from physicians within those systems and from unaffiliated physicians in the health system laboratories’ service areas.
Dx believes that the selection of a laboratory is primarily based on the following factors, all of which the Company believes it competes favorably in:
•quality, timeliness, and consistency in reporting test results;
•reputation of the laboratory in the medical community or field of specialty;
•contractual relationships with MCOs;
•service capability and convenience;
•number and type of tests performed;
•connectivity solutions offered; and
•pricing of the laboratory’s services.

In addition to the factors listed above, the Company believes that the operational and economic efficiencies provided by its integrated service and logistics network, large-scale automated testing, and regular introduction of new technologies will allow the Company to compete effectively with other providers of laboratory services.
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

Index

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
Virtually all facets of the Company’s services are subject to quality programs and procedures, including accuracy and reproducibility of tests, turnaround time, customer service, data integrity, patient satisfaction, and billing. The Company’s quality programs include measures that compare current performance against desired performance goals to monitor critical aspects of service to its customers and patients. This includes licensing, credentialing, training and competency of professional and technical staff, and internal auditing. In addition to the Company's own quality programs, the Company’s laboratories, facilities and processes are subject to on-site regulatory agency inspections and accreditation evaluations, in addition to surveys and proficiency testing, by local or national government agencies; independent external accrediting programs; and inspections and audits by customers.
Thirty-three of the Company's laboratories have received ISO 15189 and/or ISO 13485 accreditation, demonstrating that they meet international standards for quality and technical competence.
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

Index

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

Index

could increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the Company is difficult to predict at this time.
There are similar national and regional regulatory agencies, and regulations, in the jurisdictions outside of the U.S. in which the Company operates. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)), which became applicable May 26, 2022, established a new legislative framework for in vitro diagnostic devices including a rule-based classification and quality and safety standards. In addition, both Switzerland and the United Kingdom are implementing new legislative frameworks similar to the EU IVDR.
DD’s laboratory facilities and Dx's clinical laboratory facilities that perform testing in support of clinical trials, must conform to a range of standards and regulations, including good laboratory practice (GLP) and good clinical practice (GCP), good manufacturing practice (cGMP), human subject protection and investigational product exemption regulations, and quality system regulation (QSR) requirements, as applicable. The preclinical and clinical studies that the Company conducts are subject to periodic inspections by the FDA as well as other regulatory agencies in the jurisdictions outside the U.S. in which the Company operates, which may include, without limitation, the Medicines and Healthcare products Regulatory Agency (MHRA) in the U.K., the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan, to determine compliance with GLP and GCP as well as other applicable standards and regulations. If a regulatory agency determines during an inspection that the Company’s equipment, facilities, laboratories, operations, or processes do not comply with applicable regulations and GLP and/or GCP standards, the regulatory agency may issue a formal notice (FDA Form 483), which may be followed by a warning letter if observations are not addressed satisfactorily. Noncompliance may result in, among other things, unanticipated compliance expenditures, or the regulatory agency seeking civil, criminal or administrative sanctions and/or remedies against the Company, including suspension of its operations.
The FDA Modernization Act 2.0 was enacted in December 2022 as Section 3209 of the Consolidated Appropriations Act, 2023. This Act amended Section 505 of the Federal Food, Drug and Cosmetic Act (21 U.S.C. 355) to clarify the methods manufacturers and sponsors can use to investigate the safety and efficacy of a drug or the toxicity of a bioisimilar biologic product to include tests on animals as well as certain tests that are not performed on animals. Specifically, the Act replaces a statutory reference to “tests on animals” as a viable option for pre-clinical testing with a reference to “nonclinical tests”, which includes animal testing, cell-based assays, microphysiological systems, or bioprinted or computer models. The Act does not eliminate animal testing or require the use of non-animal models. FDA previously had the authority to allow non-animal data to be considered during safety and efficacy reviews of new drugs and had previously issued related guidance. However, many procedures intended to reduce animal tests are still in various stages of development. Since such alternative methodologies must first be validated before FDA will approve of their use instead of validated animal models, the practical impact of the Act is likely to be limited for some time.
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
Some Dx products are regulated by the FDA and other similar national regulatory agencies as medical devices. The FDA defines a medical device in part as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article which is intended for the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease in man. FDA regulates the development, testing, manufacturing, marketing, post‑market surveillance, distribution, advertising and labeling of products classified as medical devices separate from clinical diagnostic testing services offered under CLIA requirements. FDA regulatory requirements include: all of the relevant elements of the Quality System Regulation (which requires manufacturers to follow stringent design, testing, control, documentation and other quality assurance procedures), labeling regulations, restrictions on promotion and advertising, Medical Device Reporting regulations (which requires the manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), the Reports of Corrections and Removals regulations (which requires manufacturers to report certain recalls and field actions to the FDA), and other post-market requirements.
To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA. Failure to comply with applicable regulatory requirements

Index

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
Payment for Clinical Laboratory Services
In 2022, Dx derived approximately 10.8% of its revenue directly from traditional Medicare and Medicaid programs. In addition, Dx's other commercial laboratory testing business that is not directly related to Medicare or Medicaid nevertheless depends significantly on continued participation in these programs and in other government healthcare programs, in part because customers often want a single laboratory to perform all of their testing services. In recent years, both governmental and private-sector payers have made efforts to contain or reduce healthcare costs, including reducing reimbursement for clinical laboratory services.
Reimbursement under the Medicare PFS is capped at different rates in each Medicare Administrative Contractor's jurisdiction. Pursuant to PAMA, unless modified by Congress, reimbursement under the CLFS is set at a national rate that is updated every three years for most tests. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Laboratories primarily bill and are reimbursed by Medicare and Medicaid directly for covered tests performed on behalf of Medicare and Medicaid beneficiaries. For beneficiaries that participate in Managed Medicare and Managed Medicaid plans, laboratory bills are submitted to and paid by MCOs that manage those plans. Approximately 8.9% of Dx's revenue is reimbursed directly by Medicare under the CLFS.
Many pathology services performed by Dx are reimbursed by Medicare under the PFS. The PFS assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The PFS is also subject to adjustment on an annual basis. Such adjustments can impact both the conversion factor and relative value units. The Sustainable Growth Rate (SGR), the formula previously used to calculate the fee schedule conversion factor, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, Congress intervened repeatedly to prevent these payment reductions, and the conversion factor was increased or frozen for the subsequent year. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) permanently replaced the SGR formula and transitioned PFS reimbursement to a value-based payment system. MACRA retroactively avoided a 21.2% reduction in PFS reimbursement that had been scheduled for April 1, 2015, and provided for PFS conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by no updates for 2020 through 2025, and updates that vary based on participation in alternative payment models in subsequent years. These changes to the conversion factor may be offset by reductions to the relative value units, as was the case with the 2016 PFS reductions. For 2022, Congress increased the conversion factor by 3.0% over the amount announced in the final rule, instead of allowing a 3.75% reduction to take effect. In the Consolidated Appropriations Act of 2023, Congress mitigated PFS cuts in 2023 and 2024 by 2.5% and 1.25%, respectively, that would otherwise have been (4.47%) in 2023 based on the conversation factor put forward in the 2023 Medicare Physician Fee Schedule final rule. Approximately 0.4% of Dx's revenue is reimbursed under the PFS.
In addition to changes in reimbursement rates, Dx is also impacted by changes in coverage policies for laboratory tests and annual CPT coding revisions. Medicare, Medicaid and private payer diagnosis code requirements and payment policies negatively impact Dx's ability to be paid for some of the tests it performs. Further, some payers require additional information to process claims, employ third-party utilization management tools, or have implemented prior authorization policies which delay or prohibit payment. In 2022, there were limited coding and billing changes. While limited changes are expected to be implemented in 2023, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.

Index

Future changes in national, state and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company.
Further healthcare reform could occur in 2023, including changes to the ACA and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
Privacy, Security and Confidentiality of Health Information and Other Personal Information
In the U.S., the Health Insurance Portability and Accountability Act of 1996 (HIPAA) was designed to address issues related to the security and confidentiality of health information and to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions. These regulations apply to health plans and healthcare providers that conduct standard transactions electronically and healthcare clearinghouses (covered entities). Six such regulations include: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule; (v) the National Provider Identifier Rule; and (vi) the Health Plan Identifier Rule. The Company, which may act as a HIPAA covered entity in certain circumstances, believes that it is in compliance in all material respects with each of the HIPAA Rules identified above.
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
On December 12, 2018, HHS issued a request for information (RFI) seeking input from the public on how the HIPAA regulations and the Privacy Rule, in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (NPRM) containing potential modifications to the Privacy Rule addressing standards that may impede the transition to value-based healthcare and strengthen individuals' rights to access their health information. The public comment period for the NPRM was closed on May 6, 2021. The Company is monitoring the NPRM process. If modifications to the Privacy Rule are adopted, they may impact the Company's compliance obligations under HIPAA.
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
The information blocking provisions (Information Blocking Rules) of the 21st Century Cures Act became effective on April

Index

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
In addition to the regulations described above, numerous other data protection, privacy and similar laws govern the confidentiality, security, use, and disclosure of personal information, as well as breach notification responsibilities. These laws vary by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information. In the U.S., the Federal Trade Commission (FTC) has authority to regulate unfair or deceptive acts or practices, including with respect to data privacy and security. If the Company’s public statements about collection, use or disclosure of personal information are perceived to be inconsistent with the Company’s actual practices, the Company may face accusations of unfairness or deception under the FTC Act or state law equivalents. In addition, some state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties.
Congress and state legislatures also have been implementing new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA created transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states have passed legislation similar to the CCPA, including the Virginia Consumer Data Protection Act (VCDPA), which became effective January 1, 2023, the Colorado Privacy Act (CPA) and the Connecticut Data Privacy Act (CTDPA), both effective July 1, 2023, and the Utah Consumer Privacy Act (UCPA), effective December 31, 2023. The VCDPA, CPA, CTDPA, and UCPA heavily mirror the principles and requirements of the CCPA; however, these laws do not provide for a private right of action. The Company continues to assess the impact of these laws on the Company’s business, and the Company is implementing and will prepare to implement appropriate processes to manage compliance with these laws as they become effective and more guidance is provided.
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
The European Union General Data Protection Regulation (GDPR) Regulation (EU) 2016/679, became effective May 25, 2018, replacing Directive 95/46/EC. The GDPR established requirements applicable to the use and transfer of personal data and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The GDPR, as well as the U.K.'s implementation - the U.K. General Data Protection Regulation - requires transparency with regard to the means and purposes of processing of personal data; collection of consent to process personal data in certain circumstances; the ability to provide records of processing upon request by a supervisory authority or data controller; implementation of appropriate technical and organizational measures to maintain security of personal data; notification of personal data breaches to supervisory authorities, data controllers, and individuals within expedient time frames; and performance of data protection impact assessments for certain processing activities. The GDPR also provides individual data subjects with certain rights, where applicable, including the right of access, the right to rectification, the right to be forgotten, the right to restrict or object to processing, and the right to data portability. The GDPR requires that personal data may only be transferred outside of the European Union to a country that offers an adequate level of data protection under standards set by the European Union, or where such transfer is otherwise pursuant to a legal framework approved by the European Union. On July 16, 2020, the Court of Justice of the European Union (CJEU) released its decision in Data Protection Commission v. Facebook Ireland Limited, Maximillian Schrems (Schrems II), which invalidated the EU-U.S. Privacy Shield as a legal framework for the transfer of personal data outside of the European Union, and suggesting additional safeguards for the use of Standard Contractual Clauses

Index

(SCCs) as a legal framework for the transfer of personal data outside of the European Union. On June 4, 2021, the European Commission release updated SCCs, which, in part, adopted many of the additional safeguards highlighted in the Schrems II decision. Companies using SCCs for the transfer of personal data outside of the European Union are required to use the new SCCs for new transfers of personal data as of September 27, 2021, and for all transfers of personal data as of December 27, 2022. The Company has established processes and frameworks to manage compliance with the GDPR and other global privacy and data protection requirements, and to manage preparation for future enacted regulations. Compliance could impose significant costs on the Company.
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
Fraud and Abuse Laws and Regulations
Existing U.S. laws governing federal healthcare programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, OIG and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The U.S. government's enforcement efforts have been conducted under statutory authorities such as those contained in HIPAA, which includes several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund U.S., state and local law enforcement efforts, and in the Deficit Reduction Act of 2005, which included requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the U.S. False Claims Act. Amendments to the False Claims Act, and other enhancements to the U.S. fraud and abuse laws enacted as part of the ACA, have further increased fraud and abuse enforcement efforts and compliance risks. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute.
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
From time to time, the OIG issues alerts and other guidance on certain practices in the healthcare industry that implicate the Anti-Kickback Statute or other fraud and abuse laws. OIG Special Fraud Alerts and Advisory Opinions relevant to the Company set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the U.S. fraud and abuse laws, including the Anti-Kickback Statute. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering or providing discounted laboratory services billed to referral sources in return for referrals of other tests that are billed to U.S. federal healthcare programs; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pickup and disposal of biohazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; (vi) providing free testing for healthcare providers, their families and their employees (i.e., so-called “professional courtesy” testing); (vii) rental of space in physician offices by equipment suppliers or other healthcare entities to which the physicians make referrals; (viii) compensation paid by laboratories to physicians and hospitals for blood specimen processing and for submitting patient data to registries; and (ix) remuneration provided to physicians and other health care professionals by pharmaceutical and medical device companies in connection with company-sponsored speaker programs.
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

Index

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
Under another U.S. statute, known as the Stark Law or “physician self-referral” prohibition, physicians who have a financial or a compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: (i) fair market value compensation for the provision of items or services; (ii) payments by physicians to a laboratory for clinical laboratory services; (iii) ancillary services (including laboratory services) provided within the referring physician's own office, if certain criteria are satisfied; (iv) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and (v) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just government reimbursement programs.
In December 2020, the OIG and CMS published final rules to amend certain regulations implementing the Anti-Kickback Statute and the Stark Law, respectively. The amendments were primarily intended to alleviate perceived impediments to coordinated care and value-based compensation arrangements through new safe harbors to the Anti-Kickback Statute and new exceptions to the Stark Law, and have varying degrees of applicability to laboratories. The CMS final rule incorporates laboratories and permits support for value-based arrangements, under certain conditions for purposes of the Stark Law. However, the OIG final rule generally excludes laboratories from protection under the Anti-Kickback Statute safe harbors for value-based arrangements.
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
Enrollment and re-enrollment in U.S. healthcare programs, including Medicare and Medicaid, are subject to certain program integrity requirements intended to protect the programs from fraud, waste, and abuse. In September 2019, CMS published a final rule implementing program integrity enhancements to provider enrollment requiring Medicare, Medicaid, and Children’s Health Insurance Program (CHIP) providers and suppliers to disclose on an enrollment application or a revalidation application any current or previous direct or indirect affiliation with a provider or supplier that (i) has uncollected debt; (ii) has been or is subject to a payment suspension under a federal health care program; (iii) has been or is excluded by the OIG from Medicare, Medicaid, or CHIP, or (iv) has had its Medicare, Medicaid, or CHIP billing privileges denied or revoked. This rule permits CMS to deny enrollment based on such an affiliation when CMS determines that the affiliation poses an undue risk of fraud, waste, or abuse. CMS is phasing in this new affiliation disclosure requirement.
In November 2021, CMS published a final rule for the 2022 Medicare Physician Fee Schedule, which included further program integrity requirements. CMS finalized its proposal to expand the categories of parties within the purview of the denial and revocation provisions to include excluded administrative or management services personnel who furnish services payable by a federal healthcare program, such as a billing specialist, accountant, or human resources specialist. CMS also codified the billing privilege deactivation rebuttal process, under which a provider or supplier would have 15 calendar days from receipt of written notice of a deactivation to submit a rebuttal, and CMS could, in its discretion, extend the 15-day period to account for certain special situations. In addition, CMS defined factors it would use to determine whether revocation or suspension of billing privileges is appropriate due to a pattern or practice of non-compliant billing, which would be: (i) the percentage of submitted claims that were denied during the period under consideration; (ii) whether the provider or supplier has any history of final adverse actions and the nature of any such actions; (iii) the type of billing non-compliance and the specific facts surrounding said non-compliance (to the extent this can be determined); and (iv) any other information regarding the provider's

Index

or supplier's specific circumstances that CMS deems relevant to the determination. This is a reduction in the number of factors that were previously considered and a revision of some previous factors.
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
The Company is committed to reducing its carbon footprint. The Company participates in the Carbon Disclosure Project (CDP) and the EcoVadis sustainable procurement rating processes. In December 2022, the Company submitted science-based targets to the Science Based Target Institute. Energy-saving measures at Company facilities include for example, installation of more efficient boilers, chillers, ventilation systems and LED lighting, engaging in waste-to-energy disposition, and reducing waste going to landfills. Funding for these and similar projects continued through 2022 and is expected to continue through 2023.
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
Controlled Substances
DD handles controlled substances as part of the services it provides in preclinical testing and clinical trials. The use of controlled substances in testing for drugs of abuse is regulated by the U.S. Drug Enforcement Administration under the Controlled Substances Act (CSA) and its implementing regulations. The CSA establishes, among other things, certain registration, security, recordkeeping, reporting, import, export and other requirements for controlled substances. The Company seeks to conduct its business in compliance with these requirements as applicable. Violations of these rules may result in criminal and civil fines and penalties.
Compliance Program
The Company maintains a global compliance program that includes ongoing evaluation and monitoring of its compliance with the laws and regulations of the U.S. and the other countries in which it has operations. The objective of the Company’s compliance program is to develop, implement, monitor, and update compliance safeguards, as appropriate. Although the Company is subject to a broad range of regulations, its compliance program has a particular focus on regulations related to healthcare fraud and abuse, anti-kickback, physician self-referral, government reimbursement programs, anti-bribery/anti-corruption, anti-human trafficking, and trade sanctions, among others. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs, monitoring and auditing activities, and providing systems for reporting and investigation of potential or actual compliance concerns. The compliance program demonstrates the Company's commitment to conducting business at the highest standards of ethical conduct and integrity.
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

Index

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
The Company uses state-of-the art tools and advanced analytics to proactively identify and protect against potential information system disruptions and breaches; to monitor, test and secure key networks and services, and to facilitate prompt resumption of operations if a system disruption or interruption should occur. The Company has implemented policies and procedures designed to comply with global laws and regulations related to the privacy and security of personal and health information. Additionally, the Company maintains a comprehensive behavior management and communications program, which addresses the human element of cybersecurity by providing staff with extensive awareness, education, and training to help prevent cybercrime from succeeding through human error.
The Company is exposed to risks related to information security arising from the information technology systems and operations of third parties, including the Company's vendors and partners. Therefore, the Company follows a process to evaluate the cybersecurity status of vendors or third parties that will have access to the Company's data or information technology systems. The Company also carries cybersecurity and business interruption insurance.
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
On May 14, 2019, Retrieval-Masters Credit Bureau, Inc. d/b/a/ American Medical Collections Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company's patients (the AMCA Incident). The Company is involved in pending and threatened litigation related to the AMCA Incident, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 14 Commitments and Contingencies to the Consolidated Financial Statements and “Risk Factors - Risks Related to Technology and Cybersecurity”.
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
Risks Related to the Company's Business Including Global Economic and Sociopolitical Factors
General or macro-economic factors in the U.S. and globally may have a material adverse effect upon the Company, and significant fluctuations in the economy, recession, inflation and an increase in the costs of goods and services could negatively impact testing volumes, drug development services, cash collections, profitability and the availability and cost of credit.
The Company’s operations are dependent upon ongoing demand for diagnostic testing and drug development services by patients, physicians, hospitals, MCOs, pharmaceutical, biotechnology and medical device companies and others. Fluctuations in the global economy, including inflation and the risk of short- or long-term recession, inflation and an increase in the costs of goods and services have impacted and in the future could have continued or greater negative impact on the demand for diagnostic testing and drug development services, the ability of customers to pay for services rendered, and the Company’s profitability. In addition, uncertainty in the credit markets and fluctuations in interest rates could reduce the availability and increase the cost of credit and impact the Company’s ability to meet its financing needs in the future.

Index

Operations may be disrupted and adversely impacted by the effects of adverse weather, natural disasters, geopolitical events, public health crises, hostilities or acts of terrorism, acts of vandalism, disruption to supply chains, access to natural resources, and other events outside of the Company's control.
Natural disasters, such as adverse weather, fires, earthquakes, power shortages and outages, geopolitical events, such as terrorism, war, political instability, or other conflict, public health crises and disease epidemics and pandemics, criminal activities, disruptions to supply chains, access to natural resources, and other disruptions or events outside of the Company’s control could negatively affect the Company’s operations. Any of these events may result in a temporary decline of volumes in both segments. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, efficiently commence studies, utilize information technology systems, utilize certain laboratories, and/or ability to receive material from its suppliers. Such events can also affect customer operations and thereby impact testing volume. Long-term disruptions in the infrastructure and operations caused by such events (particularly involving locations in which the Company has operations), could harm the Company's operating results.
An inability to attract and retain experienced and qualified personnel, including key management personnel, and increased personnel costs, could adversely affect the Company’s business.
The loss of key management personnel or the inability to attract and retain experienced and qualified employees, at the Company’s clinical laboratories, drug development, and diagnostic facilities, and increased costs related to such personnel and employees, could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team. Success in maintaining the Company’s leadership position in genomic and other advanced testing and diagnostic technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s early discovery, clinical, and commercial laboratories also depend on employing and retaining qualified and experienced professionals, including specialists, who perform laboratory research activities and testing services. The same is true for patient-facing staff with specialized training required to perform activities related to specimen collection or clinical research activities. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. Changes in key management, or the ability to attract and retain qualified personnel, as a result of increased competition for talent, wage growth, or other market factors, could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, and inefficiencies and increased costs, any of which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
Continued changes in healthcare reimbursement models and products (e.g., health insurance exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in third-party benefits management and value-based payment models, could have a material adverse effect on the Company's revenues, profitability and cash flow.
Dx's testing services are billed to MCOs, Medicare, Medicaid, physicians and physician groups, hospitals, patients and employer groups. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse effect on the Company’s revenues.
The Company serves many MCOs. These organizations have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In some cases, those fee structures are specific to independent clinical laboratories, while the fees paid to hospital-based and physician-office laboratories may be different, and are typically higher. MCOs may also offer Managed Medicare or Managed Medicaid plans. In addition, an increasing number of MCOs are implementing, directly or through third parties, various types of laboratory benefit management programs that may include laboratory networks, utilization management tools (such as prior authorization and/or prior notification), and claims edits, which may impact coverage or reimbursement for commercial laboratory tests. Some of these programs address commercial laboratory testing broadly, while others are focused on certain types of testing such as molecular, genetic and toxicology testing. An increase in the use of such programs could lead to increased denial of claims, extended appeals, and reduced revenue.
Some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests provided to MCO members during the month, regardless of the number of tests performed. Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the commercial laboratory provider. The

Index

Company makes significant efforts to obtain adequate compensation for its services in its capitated arrangements. For the year ended December 31, 2022, such capitated contracts accounted for approximately $332.3 million, or 3.2%, of Dx's revenues.
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
 In addition, Medicare and Medicaid and private insurers have increased their efforts to control the cost, utilization and delivery of healthcare services, including commercial laboratory services. Measures to regulate healthcare delivery in general, and clinical laboratories in particular, have resulted in reduced prices, added costs and decreased test utilization for the commercial laboratory industry by increasing complexity and adding new regulatory and administrative requirements. Pursuant to legislation passed in late 2003, the percentage of Medicare beneficiaries enrolled in Managed Medicare plans has increased. The percentage of Medicaid beneficiaries enrolled in Managed Medicaid plans has also increased; however, changes to, or repeal of, the Patient Protection and Affordable Care Act (ACA) may continue to affect coverage, reimbursement, and utilization of laboratory services, as well as administrative requirements, in ways that are currently unpredictable. Further healthcare reform could adversely affect laboratory reimbursement from Medicare, Medicaid or commercial carriers.
The Company has periodically experienced delays in the pricing and implementation of coding and billing changes among various payers, including Medicaid, Medicare and commercial carriers. While some delays were expected, payer policy changes in coverage have had a negative impact on revenue, revenue per requisition, and margins and cash flows. In 2022, limited coding and billing changes were implemented. While limited changes are expected to be implemented in 2023, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.
The Company expects the efforts to impose reduced reimbursement, more stringent payment policies, and utilization and cost controls by government and other payers to continue. If Dx cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume, and/or introducing new services and procedures, it could have a material adverse effect on the Company’s revenues, profitability and cash flows. In 2014, Congress passed PAMA, requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. On June 23, 2016, CMS issued a final rule to implement PAMA that required applicable laboratories, including Dx, to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS exercised enforcement discretion to permit reporting for an additional 60 days, through May 30, 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits. For 2018-2020, a test price could not be reduced by more than 10% per year. As a result of provisions included within the CARES Act, PAMA rate reductions for 2021 were suspended, and therefore the Company did not experience any incremental reimbursement rate impact due to PAMA in 2021. As a result of the Protecting Medicare and American Farmers from Sequester Cuts Act that became law in December 2021, the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2022 were delayed by one additional year, and the Company did not experience incremental reimbursement rate impact due to PAMA in 2022. As a result of the Consolidated Appropriations Act, 2023, which became law in December 2022, the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2023 were delayed by one additional year, and the Company will not experience an incremental reimbursement rate impact due to PAMA in 2023.
For 2024-2026, a test price cannot be reduced by more than 15.0% per year. The process of data reporting and repricing will be repeated every three years for Clinical Diagnostic Laboratory Tests (CDLTs) beginning in 2024. CFLS rates for 2027 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for CDLTs established in 2018 will resume in 2024. New CLFS rates will be established in 2025 based on data from 2019 to be reported in 2024. New CLFS rates will be established in 2028 based on data from 2026 to be reported in 2027 CLFS rates for Advanced Diagnostic Laboratory Tests (ADLTs) will be updated annually.
CMS published its initial proposed CLFS rates under PAMA for 2018-2020 on September 22, 2017. Following a public comment period, CMS made adjustments and published final CLFS rates for 2018-2020 on November 17, 2017, with additional adjustments published on December 1, 2017. For 2020, the Company realized a net reduction in reimbursement of approximately $72.01 million from all payers affected by the CLFS (approximately $107.0 million in 2019). 2021, 2022 and 2023 PAMA rates were frozen as described above. Unless implementation of PAMA is further delayed or changed, an additional reduction of approximately $100.0 million is expected for 2024, from all payers affected by the CLFS.

Index

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
Increased competition, including price competition, could have an adverse effect on the Company’s revenues and profitability.
As further described in Item 1 of Part I of this Annual Report, both Dx and DD operate in highly competitive industries. The commercial laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by physicians, third-party payers and consumers in selecting a laboratory. As a result of significant consolidation in the commercial laboratory industry, larger commercial laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. Dx may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may face increased competition from health system laboratories, due to physicians within those systems directing their testing to the health system laboratory and away from the Company, and as those laboratories seek to expand their testing volume from unaffiliated physicians in their service areas. The Company may also face competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services, or other actions or pressures reducing payment schedules as a result of increased or additional competition.
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

Index

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
Changes or disruption in services supplies, or transportation provided by third parties have impacted and could continue to impact or adversely affect the Company’s business.
The Company depends on third parties to provide supplies and services critical to the Company’s business. Although the Company has a significant proprietary network of ground and air transport capabilities, certain of the Company's businesses are heavily reliant on third-party ground and air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people. A significant disruption to these travel systems, or the Company's access to them, could have a material adverse effect on the Company's business. The Company is also reliant on an extensive network of third-party suppliers and vendors of certain services and products, including for certain animal populations. Disruptions to the continued supply, or increases in costs, of these services, products, or animal populations may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cyber attacks, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow the Company’s performance standards and requirements. Disruption of supply and services has impacted and could continue to impact or have a material adverse effect on the Company’s business.
A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse effect on the Company's business objectives and its revenues and profitability.
Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's scientific capabilities and enhance therapeutic expertise, enhance esoteric testing and global drug development capabilities, and increase presence in key geographic areas. Since 2018, the Company has invested net cash of approximately $2.9 billion in strategic business acquisitions. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
•failure to obtain regulatory clearance, including due to antitrust concerns;
•loss of key customers or employees;

Index

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
Unfavorable labor environments, union strikes, work stoppages, union or works council negotiations, or failure to comply with labor or employment laws could adversely affect the Company's operations and have a material adverse effect upon the Company's business.
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
Continued and increased consolidation of pharmaceutical, biotechnology and medical device companies, health systems, physicians and other customers could adversely affect the Company's business.
Many healthcare companies and providers, including pharmaceutical, biotechnology and medical device companies, health systems and physician practices are consolidating through mergers, acquisitions, joint ventures and other types of transactions and collaborations. In addition to these more traditional horizontal mergers that involve entities that previously competed against each other, the healthcare industry is experiencing an increase in vertical mergers, which involve entities that previously did not offer competing goods or services. As the healthcare industry consolidates, competition to provide goods and services may become more intense, and vertical mergers may give those combined companies greater control over more aspects of healthcare, including increased bargaining power. This competition and increased customer bargaining power may adversely affect the price and volume of the Company’s services.
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

Index

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
A significant increase in the Company's days sales outstanding could have an adverse effect on the Company’s business, including its cash flow, by increasing its bad debt or decreasing its cash flow.
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
The Company’s uses of financial instruments to limit its exposure to interest rate and currency exchange fluctuations could expose it to risks and financial losses that may adversely affect the Company’s financial condition, liquidity and results of operations.
To limit the Company’s exposure to interest rate fluctuations and currency exchange fluctuations, it has entered into, and in the future may enter into for these or other purposes, financial swaps, or hedging arrangements, with various financial counterparties. In addition to any risks related to the counterparties, there can be no assurances that the Company’s hedging activity will be effective in insulating it from the risks associated with the underlying transactions, that the Company would not have been better off without entering into these hedges, or that the Company will not have to pay additional amounts upon settlement.

Index

The Company’s level of indebtedness and debt service requirements could adversely affect the Company’s liquidity, results of operations and business.
At December 31, 2022, indebtedness on the Company's outstanding Senior Notes totaled approximately $5,450.0 million in aggregate principal. The Company is also a party to credit agreements relating to a $1.0 billion revolving credit facility. Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment-grade-rated borrowers, and the Company is required to maintain a leverage ratio within certain limits.
The Company’s level of indebtedness and debt service requirements could adversely affect its business. In particular, it could increase the Company’s vulnerability to sustained, adverse macroeconomic weakness, limit its ability to obtain further financing or refinance existing debt at maturity, and limit its ability to pursue certain operational and strategic opportunities, including large acquisitions. Additionally, the Company's cost of funds could increase due to the impact of increases in prevailing interest rates on its variable rate debt and should the Company refinance existing debt at maturity or obtain further financing.
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
The Company's operating results may vary significantly from quarter to quarter and are influenced by factors over which the Company has little control, such as:
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
Risks Related to the Planned Spin-off of the Company’s Clinical Development and Commercialization Services Business
The planned spin-off of the Company’s Clinical Development and Commercialization Services business may not be completed on the terms or timeline currently contemplated, if at all, and may not achieve the intended results.
The Company is pursuing a spin-off of its wholly owned Clinical Development and Commercialization Services (CDCS) business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations, which would result in two independent, publicly traded companies. Unanticipated issues including, but not limited to, the failure to obtain regulatory approval, obtain appropriate assurances regarding the tax-free nature of the spin-off, or have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis or at all, could delay, prevent, or otherwise adversely affect the planned spin-off. There can be no assurance that the conditions of the spin-off will be satisfied or that Company will be able to complete the spin-off on the terms or on the anticipated timeline, or at all.
The Company expects that pursuing and implementing the spin-off will continue to require significant expenses and management time and effort, may divert management’s attention from the Company and CDCS' ongoing business operations and may adversely impact relationships with customers, suppliers, employees, and other business counterparties. The Company may experience delays, business disruption, increased costs, including from lost synergies or from restructuring transactions, negative market reaction to the announcement and planning for the transaction, change in market receptiveness to effect transactions in the capital markets, and other challenges during or following the spin-off, which could adversely affect the Company’s business, financial condition, and results of operations. The Company may also experience increased challenges in attracting, retaining, and motivating key personnel during the pendency of the spin-off and following its completion, which could harm the Company’s business. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers

Index

and other stakeholders of the independent companies following the spin-off, but those arrangements may not meet the intended objectives, which could negatively impact the Company’s and CDCS’ business, including relationships with customers and other business counterparties.
Further, if the planned spin-off is completed, the anticipated benefits of the transaction may not be realized within the expected time periods or at all. Failure to implement the planned spin-off effectively or the negative reaction of customers, the Company’s employees, and other stakeholders could also result in a decline in value of one or both of the companies.
Risks Related to Regulatory and Compliance Matters
Changes, including changes in interpretation, in payer regulations, policies or approvals, or changes in laws, regulations or policies in the U.S. or globally, may adversely affect the Company.
 U.S. and state government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. The first phase of reductions pursuant to PAMA came into effect on January 1, 2018, and will continue annually subject to certain delays in implementation and phase-in limits through 2026, and without limitations for subsequent periods. Further reductions due to changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization, diagnosis code and other claims edits, may be implemented from time to time. Reimbursement for pathology services performed by Dx is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Such changes in the past have resulted in reduced payments as well as added costs and have decreased test utilization for the commercial laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in third-party payer regulations, policies, or laboratory benefit or utilization management programs may have a material adverse effect on Dx's business. Actions by federal and state agencies regulating insurance, including healthcare exchanges, or changes in other laws, regulations, or policies may also have a material adverse effect upon Dx's business.
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

Index

Failure of the Company or its third-party service providers to comply with privacy and security laws and regulations could result in fines, penalties and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.
If the Company and its third-party service providers do not comply with existing or new laws and regulations related to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties or criminal sanctions.
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

Index

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
Failure to comply with the regulations of pharmaceutical and medical device regulatory agencies, such as the FDA, the Medicines and Healthcare Products Regulatory Agency in the United Kingdom (U.K.), the European Medicines Agency, the National Medical Products Administration in China (NMPA), and the Pharmaceuticals and Medical Devices Agency in Japan, could result in fines, penalties, and sanctions against DD and have a material adverse effect upon the Company.
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
DD's preclinical services utilize animals in preclinical testing of the safety and efficacy of drugs and devices. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the U.S., Europe, Japan, and other countries. Increased regulations and restrictions on the import of research animals into various countries, as well as limitations of supply, such as those the Company and others experienced in 2022 due to market factors in certain global regions, could impact DD’s ability to conduct preclinical research and could have an adverse effect on DD’s financial condition, results of operations, and cash flows. In addition, acts of vandalism and other acts by animal rights activists who object to the use of animals in drug development could have an adverse effect on the Company.
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

Index

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
Since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices, but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance has not been finalized, and the FDA has instead continued its enforcement discretion policy and has indicated that it intends to work with Congress to enact comprehensive legislative reform of diagnostics oversight. As such, LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. There are other regulatory and legislative proposals that would increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on the business is difficult to predict at this time. On February 20, 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency has determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that while it is committed to work with Congress on new comprehensive diagnostic oversight reform legislation, it could still take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. Even without issuance of a finalized LDT oversight framework, in light of the April 4, 2019, FDA warning letter issued to Inova Genomics Laboratory related to certain LDTs that Inova offered, as well as the February 2020 pharmacogenetics statement and the failure to pass diagnostic reform legislation in 2022, there may be an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval.
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
Regulation of diagnostics products in jurisdictions outside the U.S. in which the Company operates may impact laboratory testing offered by the Company in both Dx and DD. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)), which became applicable on May 26, 2022, establishes a new legislative framework for in vitro diagnostic devices that are used in certain circumstances, and includes a rule-based classification and quality and safety standards. The EU IVDR, where applicable to DD's services, could impact DD's ability to support trials, result in increased costs and administrative and legal actions, and have an adverse effect.
Failure to comply with U.S., state, local or international environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act and the U.S. Needlestick Safety and Prevention Act, could result in fines, penalties and loss of licensure, and have a material adverse effect upon the Company.
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
The Company receives and stores certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. The Company also works with third-party service providers and vendors that provide technology systems and services that are used in connection with the receipt, storage, and transmission of customer personal and financial information. A compromise in the Company’s security systems, or those of the Company's third-party service providers and vendors, that results in customer personal information being obtained by unauthorized persons, or the Company’s or a third party's failure to comply with security requirements for financial transactions, including security standards for payment cards (e.g., the Payment Card Industry Data Security Standard), could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company and the imposition of fines and penalties. For example, in connection with the AMCA Incident the Company has incurred, and expects to continue to incur, costs, and the Company is involved in pending and threatened litigation, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 14 Commitments and Contingencies to the Consolidated Financial Statements of Part III of the Annual Report.
Failure in the Company’s information technology systems or delays or failures in the development and implementation of new systems or updates or enhancements to existing systems could disrupt the Company’s operations or customer relationships.
The Company’s operations and customer relationships depend, in part, on the continued performance of its information technology systems. A failure of the network or data-gathering procedures could impede the processing of data, delivery of databases and services, customer orders and day-to-day management of the business and could result in the corruption or loss of data. Despite network security measures and other precautions the Company has taken, including the development of disaster recovery plans, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses, fire, natural disaster, power loss, telecommunications failures, cybersecurity breaches and similar disruptions, and there may not be adequate protections, mitigation plans or redundant facilities available in the event of such system failures. In addition, the Company may experience system failures or interruptions as it integrates the information technology systems of newly acquired businesses. Failures or interruption of the Company’s systems in one or more of its operations could result in interruptions of service, disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results or drug development data in a timely manner and/or conduct timely billing operations. Such system failures could require the Company to transfer operations to an alternative provider of services, which could result in a delays in the delivery of products and services to customers. Additionally, significant delays in the planned delivery of system enhancements or improvements, or inadequate performance of the systems once they are complete could damage the Company's reputation and harm the business. Furthermore, failure of the Company’s information technology systems could adversely affect the Company’s business, profitability, financial condition, and reputation.
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

Index

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
In addition, the Company faces increased cybersecurity risks due to the number of employees that continue to work remotely, which increased significantly as a result of the COVID-19 pandemic, and which remains at levels higher than prior to the pandemic as a result of changes in the workplace and to management and employee expectations. Increased levels of remote access create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts. In addition, technological resources may become strained due to the number of remote users.
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
The Company is currently and may continue to be subject in the ordinary course of business to legal actions related to, among other things, intellectual property disputes, contract disputes, data and privacy issues, professional liability and employee-related matters, which may be or may become material. The Company also has received and may in the future receive inquiries and requests for information from governmental agencies and bodies, including Medicare or Medicaid payers, requesting comment and/or information on various matters, including allegations of billing irregularities, billing and pricing arrangements, or privacy practices that are brought to its attention through audits or third parties. Legal actions can result in substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.
The failure to successfully obtain, maintain and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights could adversely affect the Company.
Many of the Company’s services, products and processes rely on intellectual property, including patents, copyrights, trademarks and trade secrets. In some cases, that intellectual property is owned by another party and licensed to the Company, sometimes exclusively. The value of the Company’s intellectual property relies in part on the Company’s ability to maintain its proprietary rights to such intellectual property. The Company has been in the past and may be unable in the future to obtain or maintain the proprietary rights to its intellectual property, to prevent attempted infringement against its intellectual property, or to defend against claims that it is infringing on another party’s intellectual property, and the Company could be adversely affected.
For example, in October 2020, Ravgen Inc. filed a patent infringement lawsuit against the Company alleging infringement of two Ravgen-owned U.S. patents, and in September 2022, a jury rendered a verdict in favor of Ravgen on the remaining patent at issue, finding that the Company willfully infringed Ravgen's patent, and awarded damages of $272 million. Ravgen has filed post-trial motions seeking enhanced damages of up to $817 million based on the finding of willfulness, as well as

Index

attorney's fees and costs. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and the Company has filed an appeal of this decision.
Adverse effects resulting from the failure to successfully obtain, maintain, and enforce intellectual property rights and defend against challenges to the Company's intellectual property rights could include the Company having to abandon, alter and/or delay the deployment of products, services or processes that rely on such intellectual property; having to procure and pay for licenses from the holders of intellectual property rights that the Company seeks to use; and having to pay damages, fines, court costs and attorney's fees in connection with intellectual property litigation.
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

Index

A resurgence of COVID-19, including the rise of variants, and the Company’s initiatives to help limit the spread of the illness, could impact the Company’s ability to carry out its business as usual, which could materially adversely impact its business and financial condition. The Company has incurred additional costs in order to provide for the safety of its employees and patients and the continuity of its operations.
Adverse changes in government and third-party payer regulations, reimbursement, or coverage policies (or in the interpretation of current regulations) relating to COVID-19 testing could materially impact the Company's results of operations, cash flows and financial position.
The Company incurred additional costs to implement operational changes in response to this pandemic. The COVID-19 pandemic disrupted, and along with other economic factors, a resurgence in COVID-19 could continue to disrupt, the Company’s supply chain, including its ability to secure test collection and testing supplies and equipment and personal protective equipment for its employees. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that are critical to the Company’s business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact the Company’s business, financial results, cash flows, and financial position.
If there is a resurgence of the pandemic, the Company may be forced to prioritize its application of resources to the continued mitigation of COVID-19, at the expense of other potentially profitable opportunities or initiatives, such as the development of new products or selected business acquisitions.
If the Company does not respond appropriately to the ongoing COVID-19 pandemic, or if the Company’s customers do not perceive its response to be adequate, the Company could suffer damage to its reputation, which could adversely affect its business.
Despite the Company’s efforts to respond to and mitigate the impact of COVID-19 on its business and operations since the global pandemic was declared on March 11, 2020, the failure of the Company to appropriately and adequately respond as the effects of the pandemic continue may cause the Company’s customers and other stakeholders to perceive the Company’s responses to the pandemic as insufficient, inadequate, or not equivalent to or better than competitors, including with respect to the availability of testing, collection kits, and the amount of time it takes for delivery of test results or fulfillment of kit orders. Factors that may be out of the Company’s control, such as the availability of equipment, supplies, and key personnel and geographical changes in demand, may impact the Company’s ability to meet customer demand and may have an adverse effect on the Company’s operations. Any such disruptions could result in negative publicity, and the Company could suffer damage to its reputation, which could adversely affect its business, results of operations, cash flows, and financial position.
Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Index

Item 2.       PROPERTIES

The Company's corporate headquarters are located in Burlington, North Carolina, and include facilities that are both owned and leased.
Labcorp Diagnostics (Dx) operates through a network of patient service centers, branches, rapid response laboratories, primary laboratories, and specialty laboratories. The table below summarizes certain information as to Dx's principal operating and administrative facilities as of December 31, 2022.

Location	Nature of Occupancy
Primary Facilities:
Birmingham, Alabama	Leased
Phoenix, Arizona	Owned
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Shelton, Connecticut	Leased
Tampa, Florida	Leased
South Bend, Indiana	Leased
Wichita, Kansas	Leased
Westborough, Massachusetts	Leased
Troy, Michigan	Leased
St. Paul, Minnesota	Owned
Raritan, New Jersey	Owned
Burlington, North Carolina (5)	Owned/Leased
Research Triangle Park, North Carolina (3)	Leased
Dublin, Ohio	Owned
Tulsa, Oklahoma	Leased
Brentwood, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Spokane, Washington (2)	Leased
Oak Creek, Wisconsin	Leased

Index

Labcorp Drug Development (DD) operates on a global scale. The table below summarizes certain information as to DD's principal operating and administrative facilities as of December 31, 2022.

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
Holders
On February 27, 2023, there were approximately 1,249 holders of record of the Common Stock.
Transfer Agent
The transfer agent for the Company's Common Stock is American Stock Transfer & Trust Company, Shareholder Services, 6201 Fifteenth Avenue, Brooklyn, NY 11219, telephone: 800-937-5449, website: www.amstock.com.
Dividends
The Company initiated a quarterly dividend beginning in the second quarter of 2022. The Company’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.
For the year ended December 31, 2022, the Company paid $195.2 in common stock dividends. The Company expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates in March, June, September and December, and are subject to Board approval. There can be no assurance that the Company will continue to pay quarterly cash dividends at the current rate or at all.
Common Stock Performance
The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2017, in each of the Company’s Common Stock, the Standard & Poor’s, or S&P Composite-500 Stock Index and the S&P 500 Health Care Index, or Peer Group, and assuming that all dividends were reinvested.
Comparison of Cumulative Total Return

	12/2017	12/2018	12/2019	12/2020	12/2021	12/2022
Laboratory Corporation of America Holdings	$100.00	$79.22	$106.06	$127.61	$196.98	$148.91
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88
S&P 500 Health Care Index	$100.00	$106.47	$128.64	$145.93	$184.07	$180.47

Comparison of Cumulative Total Return
220
200
180
160
140
120
100
80
60
Index Stock Price
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
Period Ending
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 500 Health Care Index

Index

Issuer Purchases of Equity Securities (all amounts in millions, except per share amounts)
The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended December 31, 2022, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 - October 31	0.9	$211.91	0.9	$635.5
November 1 - November 30	0.5	225.65	0.5	531.5
December 1 - December 31	—	—	—	—
	1.4	$216.48	1.4	$531.5
During the fourth quarter of 2021, the Board adopted a new share repurchase plan authorizing repurchase of up to $2,500.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. On December 13, 2021, the Company entered into ASR Agreements with Goldman Sachs & Co. LLC and Barclays Bank PLC to repurchase the Company’s common stock (Common Stock), as part of the Company’s common stock repurchase program. Under the ASR Agreements, $1,000.0 was paid to the banks in December 2021 and the Company received 80% of the shares calculated at the price at the inception of the Agreements, approximately 2.7 shares. When the forward contract was settled during 2022, the Company received 0.9 shares, which were retired in 2022. At the end of 2021, the Company had outstanding authorization from the Board to purchase $1,631.5 of Company common stock.
During the year ended December 31, 2022, the Company purchased 4.7 shares of its common stock at an average price of $233.48 for a total cost of $1,100.0. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. At the end of 2022, the Company had outstanding authorization from the Board to purchase up to $531.5 of the Company's common stock. The repurchase authorization has no expiration date.
On February 7, 2023, the board of directors adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. The repurchase authorization has no expiration.
Item 6.    SELECTED FINANCIAL DATA
Not applicable.
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (in millions)
General
During the year ended December 31, 2022, the Company's revenues were $14.9 billion, a decrease of 7.7% from $16.1 billion in 2021. The decrease was due to lower organic revenue of 7.5% and foreign currency translation of 1.0%, partially offset by acquisitions net of divestitures of 0.8%. The 7.5% decrease in organic revenue was due to a 10.0% decrease in COVID-19 Testing, partially offset by a 2.5% increase in the Company's organic Base Business.
The Company defines organic growth as the increase in revenue excluding the year over year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve-month period following the close of each transaction. Base Business includes the Company's business operations except for COVID-19 Testing.
Strategic Review of Company Structure and Capital Allocation Strategy
In March 2021, the Company announced the undertaking of a comprehensive review by its board of directors (the Board) and management team of the Company's structure and capital allocation strategy. In December 2021, the Company announced the Board's conclusion, as well as actions that the management team and the Board would take to enhance shareholder returns. These actions have included:
•initiating a dividend in the second quarter of 2022, as well as subsequent dividends paid in the third and fourth quarters of 2022, with total dividend payments for 2022 in the amount of $195.2 million;
•authorizing a $2.50 billion share repurchase program. As part of this program, $1.0 billion was repurchased under an accelerated share repurchase plan in 2021, and a total of $1.1 billion of stock was repurchased in 2022, representing approximately 4.7 million shares;
•implementing a new LaunchPad business process improvement initiative, targeting savings of $350.0 million through 2025;

•providing a longer-term outlook in connection with the announcement of the Company's 2021 year-end results in addition to the Company's annual guidance;
•providing additional business insights through enhanced disclosures beginning with the Company's results for the first quarter of 2022; and
•continuing a commitment to profitable growth through investments in science, innovation, and new technologies; and
On July 28, 2022, the Company announced that it would pursue a planned spin-off of its Clinical Development and Commercialization Services (CDCS) business, as further discussed below.
Management and the Board are committed to continuing to evaluate all avenues for enhancing shareholder value.
The updated capital allocation plan is designed to enable the Company to continue investment in key growth areas. This plan is expected to fuel growth through innovation by using the Company's unique data and insights to bring scientific advancements—both those developed internally and those developed by outside companies and scientists—to market at scale. It reflects the Board's confidence in the Company's strong balance sheet and cash flow generation profile, as well as the Board's commitment to deploying capital to enhance value for shareholders, patients, providers, and pharmaceutical customers worldwide.
Spin-Off of the Company's CDCS Business
On July 28, 2022, the Company announced that the Board authorized the Company to pursue a spin-off of the Company’s wholly owned CDCS business to its shareholders through a tax-free transaction. The planned spin-off will result in two independent companies, each poised for strong, sustainable growth. On January 9, 2023, Thomas (Tom) Pike joined the Company as president and chief executive officer of its DD Clinical Development business unit, and when the planned spin-off is complete, Mr. Pike will become the chief executive officer and chairman of the board of directors of the independent, publicly listed company. On February 9, 2023, the Company announced that the name of the CDCS business will become Fortrea in connection with the planned spin-off.
The Company is targeting completion of the planned spin-off in mid-2023. The planned spin-off will be subject to the satisfaction of certain customary conditions, including, among others, the receipt of final approval by the Company's Board, the receipt of appropriate assurances regarding the tax-free nature of the separation and effectiveness of any required filings with the U.S. Securities and Exchange Commission (SEC). There can be no assurances regarding the ultimate timing of the transaction or that the spin-off will be completed.
When the transaction is complete, the resulting companies will be Labcorp, comprising the Company’s routine and esoteric labs, central labs and early development research labs, and Fortrea, a global contract research organization (CRO) providing Phase I-IV clinical trial management, market access and technology solutions to pharmaceutical and biotechnology organizations.
The planned spin-off is expected to provide each company with:
•strengthened strategic flexibility and operational focus to pursue specific market opportunities and better meet customer needs;
•focused capital structures and capital allocation strategies to drive innovation and growth;
•a more targeted investment opportunity for different investor bases; and
•the ability to align its particular incentive compensation with its financial performance.

Following the planned spin-off, the Company believes that Labcorp will be positioned to:
•invest in R&D and innovation to develop and launch diagnostic advancements globally in key clinical areas including oncology, Alzheimer's, and autoimmune and liver disease through organic and inorganic opportunities;
•bring together its global health and patient data and provide insights to enable customers to innovate;
•utilize its worldwide laboratory network to serve a broad, growing and global customer base including pharmaceutical and biotechnology companies, physicians, health systems, consumers, and other start-ups and laboratories that require lab services or diagnostic testing; and
•launch innovative tests globally, providing patients, physicians, health systems and pharmaceutical companies with access to its advanced science, technology and diagnostic capabilities.

Following the planned spin-off, the Company believes that Fortrea will be positioned to:
•capitalize on growth opportunities across Phases I-IV clinical trials and extend its leadership in oncology, cell and gene therapy, rare disease, and other emerging therapeutic areas;
•increase agility with large pharmaceutical and biotechnology clients to better serve customers and advance life-saving therapies;
•access to unique data sets and insights through an arrangement with the Company for a defined period of time which will enable Fortrea to provide enhanced trial execution and a differentiated value proposition;

•invest in capabilities, technologies, diverse talent and innovation to enhance trial execution and better serve all of its customers; and
•implement a capital structure that is tailored to support its growth strategy and enhance stakeholder value.

The planned spin-off is intended to qualify as a tax-free transaction for U.S. federal income tax purposes. See “Risk Factors - Risks Related to the Planned Spin-off of the Company’s Clinical Development and Commercialization Services Business.”
Unless otherwise indicated, the disclosure in this Annual Report assumes that Clinical Development and Commercialization Services business will be with the Company for the full year.
COVID-19 Outlook
While the Company anticipates that COVID-19 will continue impacting its business in 2023 and potentially beyond, the Company expects a continued decline in demand for COVID-19 Testing, with the potential for increases in demand at different times and across different geographies. As a result, COVID-19 Testing demand in 2023 is not predicted to match 2022 levels.
Results of Operations
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance. For discussion of 2021 results and comparison with 2020 results refer to “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Years ended December 31, 2022 and 2021
Revenues

	Years Ended December 31,
	2022	2021	Change
Dx	$9,203.5	$10,363.6	(11.2)%
DD	5,710.2	5,845.5	(2.3)%
Intercompany eliminations	(36.9)	(88.2)	58.2%
Total	$14,876.8	$16,120.9	(7.7)%
The 7.7% decrease in revenues for the year ended December 31, 2022, as compared to the corresponding period in 2021 was due to lower organic revenue of 7.5% and unfavorable foreign currency translation of 1.0%, partially offset by acquisitions net of divestitures of 0.8%. The 7.5% decrease in organic revenue was due to a 10.0% decrease in COVID-19 Testing, partially offset by a 2.5% increase in the Company's organic Base Business.
Dx revenues for the year ended December 31, 2022, were $9,203.5, a decrease of 11.2% compared to revenues of $10,363.6 in the corresponding period in 2021. The decrease was primarily due to lower organic revenue of 12.1% and unfavorable foreign currency translation of 0.1%, partially offset by acquisitions of 1.1%. The 12.1% decrease in organic revenue was due to a 15.6% decrease in COVID-19 Testing, partially offset by a 3.4% contribution from organic Base Business.
Total volume, measured by requisitions, decreased by 7.5% as organic volume decreased by 8.4% and acquisition volume contributed growth of 0.8%. Organic volume was impacted by a 10.4% decrease in COVID-19 Testing, partially offset by a 2.0% increase in Base Business. Price/mix decreased by 3.7% due to lower COVID-19 Testing of 5.2% and unfavorable foreign currency translation of 0.1%, partially offset by higher Base Business of 1.4% and acquisitions of 0.2%.
DD revenues for the year ended December 31, 2022, were $5,710.2, a decrease of 2.3% over revenues of $5,845.5 in the corresponding period in 2021. The decrease in revenues was primarily due to unfavorable foreign currency translation of 2.6% and lower COVID-19 Testing of 0.6%, partially offset by organic base business growth of 0.5%, and acquisitions net of divestitures of 0.3%.
Cost of Revenues

	Years Ended December 31,
	2022	2021	Change
Cost of revenues	$10,491.7	$10,496.6	—%
Cost of revenues as a % of revenues	70.5%	65.1%
Cost of revenues were flat in 2022 as compared with 2021 and increased as a percentage of revenues to 70.5% in 2022 as compared to 65.1% in 2021. This increase in cost of revenues as a percentage of revenues was primarily due to a reduction in

Index

higher margin COVID-19 Testing, higher personnel expenses, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Years Ended December 31,
	2022	2021	Change
Selling, general and administrative expenses	$1,996.6	$1,952.1	2.3%
SG&A as a % of revenues	13.4%	12.1%
Selling, general and administrative expenses as a percentage of revenues increased to 13.4% in 2022 compared to 12.1% in 2021. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to a decrease in higher margin COVID-19 Testing and higher personnel costs, partially offset by LaunchPad savings.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2022	2021	Change
Goodwill and other asset impairments	$271.5	$—	100.0%
The 2022 impairment charges were primarily comprised of $260.0 of goodwill impairment for the early development reporting unit, which is part of the DD segment, and the impairment of a technology intangible asset. There were no goodwill and other asset impairments for the year ended December 31, 2021.
Amortization of Intangibles and Other Assets

	Years Ended December 31,
	2022	2021	Change
Amortization of intangibles and other assets	$259.3	$369.6	(29.8)%
The decrease in amortization of intangibles and other assets for the year ended December 31, 2022 is primarily due to $88.4 in amortization acceleration of certain intangible assets related to trade names as a result of the Company's rebranding initiative recognized during 2021, partially offset by the impact of acquisitions.
Restructuring and Other Charges

	Years Ended December 31,
	2022	2021	Change
Restructuring and other charges	$83.8	$43.1	94.5%
 During 2022, the Company recorded net restructuring charges of $83.8. The charges were comprised of $39.3 in severance and other personnel costs, $45.7 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $0.3 in unused severance and $0.9 in unused facility-related costs.
During 2021, the Company recorded net restructuring charges of $43.1. The charges were comprised of $16.3 in severance and other personnel costs and $28.0 in facility closures, lease terminations, and general integration activities. The charges were offset by the reversal of previously established liability of $0.4 and $0.8 in unused severance costs and facility-related costs, respectively.
Interest Expense

	Years Ended December 31,
	2022	2021	Change
Interest expense	$180.3	$212.1	(15.0)%
The decrease in interest expense for 2022 as compared with the corresponding period in 2021 is primarily due to the costs of redeeming the outstanding 3.20% senior notes due February 1, 2022 and the 3.75% notes due August 23, 2022 and issuing the new senior notes in 2021 and lower outstanding debt partially offset by a higher average cost of debt in 2022.

Index

Equity Method Income, Net

	Years Ended December 31,
	2022	2021	Change
Equity method income, net	$5.4	$26.5	(79.7)%
Equity method income, net represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for 2022 as compared with the corresponding period in 2021 was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, Net

	Years Ended December 31,
	2022	2021	Change
Other, net	$(25.3)	$42.5	159.8%
The change in Other, net for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to investment losses of $19.6 compared to $61.8 of investment gains in the corresponding period of 2021. In addition, foreign currency transaction losses of $5.0 and $4.4 were recognized for the years ended December 31, 2022 and 2021, respectively.

Income Tax Expense

	Years Ended December 31,
	2022	2021
Income tax expense	$302.0	$747.1
Income tax expense as a % of income before tax	19.1%	23.9%
The current year effective tax rate was favorably impacted by the Company's research and development tax credits, changes in effective state income tax rates, and deferred tax adjustments. During the third quarter, the Company completed a detailed domestic research and development tax credit analysis for the 2019, 2020, and 2021 tax years that resulted in an incremental income tax benefit. The prior year effective tax rate was favorably impacted by stock-based compensation arrangements that was offset by the deferred revaluation related to the U.K. rate change.
Operating Results by Segment
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. These changes align with how the CODM now evaluates segment performance and allocates resources. Prior periods have been conformed for comparability.

	Years Ended December 31,
	2022	2021	Change
Dx segment operating income	$2,025.5	$3,205.6	(36.8)%
Dx segment operating margin	22.0%	30.9%	(8.9)%
DD segment operating income	801.1	887.1	(9.7)%
DD segment operating margin	14.0%	15.2%	(1.1)%
Segment operating income	2,826.6	4,092.7	(30.9)%
General corporate and unallocated expenses	(438.1)	(420.5)	4.2%
Amortization of intangibles and other assets	(259.3)	(369.6)	(29.8)%
Restructuring and other charges	(83.8)	(43.1)	94.4%
Goodwill and other asset impairments	(271.5)	—	100.0%
Total operating income	$1,773.9	$3,259.5	(45.6)%
Dx operating income was $2,025.5 for the year ended December 31, 2022, a decrease of 36.8% over operating income of $3,205.6 in the corresponding period of 2021, and Dx operating margin decreased 890 basis points in operating margin year-over-year. The decrease in operating income and margin were primarily due to a reduction in COVID-19 Testing, higher personnel expense, the mix impact from Ascension, partially offset by organic Base Business growth.

Index

DD operating income was $801.1 for the year ended December 31, 2022, a decrease of 9.7% from operating income of $887.1 in the corresponding period of 2021. The decrease was primarily due to a reduction in COVID-19 Testing, a reduction in COVID-19 related work, the interruption of some clinical trial activity due to the Ukraine/Russia crisis, and other inflationary costs. These impacts were partially offset by Base Business growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $438.1 for the year ended December 31, 2022, an increase of 4.2% over corporate expenses of $420.5 in the corresponding period of 2021, primarily due to higher personnel costs, bonus allocation, research and development costs, and other costs.
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
In summary the Company's cash flows were as follows:

	For the Year Ended December 31,
	2022	2021
Net cash provided by operating activities	$1,955.9	$3,109.6
Net cash used for investing activities	(1,652.2)	(884.6)
Net cash used for financing activities	(1,322.2)	(2,065.8)
Effect of exchange rate on changes in cash and cash equivalents	(24.2)	(7.3)
Net change in cash and cash equivalents	$(1,042.7)	$151.9
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2022 and 2021 totaled $430.0 and $1,472.7, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2022, the Company's operations provided $1,955.9 of cash as compared to $3,109.6 in 2021. The $1,153.7 decrease in cash provided from operations in 2022 as compared with the corresponding 2021 period was primarily due to lower cash earnings as COVID-19 revenues decreased significantly.
Cash Flows from Investing Activities
Net cash used by investing activities for the year ended December 31, 2022 was $1,652.2 as compared to net cash used by investing activities of $884.6 for the year ended December 31, 2021. The $767.6 increase in net cash used by investing activities for the year ended December 31, 2022, was primarily due to a year over year increase of $667.1 in cash paid for acquisitions. The Company had proceeds of $87.3 from the sale of assets and disposition of businesses during 2021 in comparison to $1.4 during 2022. Capital expenditures were $481.9 and $460.4 for the years ended December 31, 2022 and 2021, respectively. Capital expenditures in 2022 were 3.2% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue acquisitions to drive growth, to make important investments in its business, including in information technology, and to improve efficiency and enable the execution of the Company's mission. Such expenditures are expected to be funded by cash flow from operations or, as needed, through borrowings under debt facilities, including the Company's revolving credit facility or any successor facility. The Company expects capital expenditures in 2023 to be approximately 3.5% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility updates, projects related to LaunchPad, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended December 31, 2022 was $1,322.2 compared to cash used in financing activities of $2,065.8 for the year ended December 31, 2021. This movement in cash within financing activities for 2022, as compared to 2021, was primarily a result of $1,100.0 in share repurchases in 2022 compared to $1,668.5 in 2021 and the commencement of quarterly dividend payments in the second quarter of 2022.
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
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706%. These instruments are designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $79.7 at December 31, 2022, was included as a component of other long-term liabilities and deducted from the reported value of the senior notes.
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
Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at December 31, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
During 2022, the Company repurchased 5.6 shares of its common stock at an average price of $233.48 for a total cost of $1,100.0. This included 0.9 shares which were repurchased in 2022 but were part of the $1,000.0 ASR Program paid for in 2021. At the end of 2022, the Company had outstanding authorization from the Board to purchase $531.5 of Company common stock. The repurchase authorization has no expiration date. On February 7, 2023, the board of directors adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. The repurchase authorization has no expiration date.
For the year ended December 31, 2022, the Company paid $195.2 in common stock dividends. On January 12, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the first quarter, or approximately $64.8 in the aggregate. The dividend will be payable on March 13, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on February 23, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and Standard & Poor's (S&P) contribute to its ability to access capital markets.
Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Other Commercial Commitments
As of December 31, 2022, the Company provided letters of credit aggregating approximately $84.5, primarily in connection with certain insurance programs which are renewed annually.
The contractual value of the noncontrolling interest put in the Company's Ontario subsidiary totaled $15.0 and $16.3 at December 31, 2022, and 2021, respectively, and has been classified as mezzanine equity in the Company's consolidated balance sheet.
Based on current and projected levels of cash flows from operations, coupled with availability under its revolving credit facility, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs for the next 12 months and the reasonably foreseeable future; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.

Index

Critical Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:
•Revenue recognition;
•Business combinations;
•Income taxes;
•Goodwill and indefinite-lived assets; and
•Legal contingencies.
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
DD
A majority of DD’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of DD's contracts contain a single performance obligation, as DD provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, DD allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, DD will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
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
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2022. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx reporting units and a quantitative assessment for all of the DD reporting units and the Canadian reporting unit which includes indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the qualitative and quantitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2022, were greater than the carrying values. For the early development reporting unit, which is part of the DD segment, the fair value of the business exceeded the book value by approximately 10%.
In December 2022, a significant supplier of our early development reporting unit was no longer able to provide critical testing supplies resulting in an expectation of lower near term revenue and profitability and potential higher future costs. Based on this information, management prepared a new forecast and updated its impairment testing valuations as of December 31, 2022. Based on the quantitative impairment assessment performed in the same manner as the Company's annual quantitative assessment, the Company concluded that the fair value was less than carrying value for the early development reporting unit and recorded a goodwill impairment of $260.0 in the DD segment.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that the Company's conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2022 or at the end of the year will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2022 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
Legal Contingencies
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties.
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
The Company records an aggregate legal reserve, which is determined using calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards

Index

Codification Topic 450 “Contingencies,” the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. For more information about legal contingencies, see Note 14 Commitments and Contingencies to the Consolidated Financial Statements.
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
Foreign Currency Exchange Rates
Approximately 14.7% and 15.3% of the Company's revenues for the year ended December 31, 2022 and 2021, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In both 2022 and 2021, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for 2022 by approximately $26.9. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(336.4) and $(104.6) at December 31, 2022, and 2021, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At December 31, 2022, the Company had 27 open foreign exchange forward contracts with various amounts maturing monthly through January 2023 with a notional value totaling approximately $629.5. At December 31, 2021, the Company had 28 open foreign exchange forward contracts with various amounts maturing monthly through January 2022 with a notional value totaling approximately $600.7.
The Company is party to USD to Swiss Franc cross-currency swap agreements with a notional amount of $600.0, maturing in 2024 and 2025, as a hedge against the impact of foreign exchange movements on its net investment in its Swiss Franc functional currency subsidiary.
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

Index

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board.
Deloitte and Touche LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Item 9B.    OTHER INFORMATION

None.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2023 (the 2023 Proxy Statement) under the caption Election of Directors. Information regarding executive officers is incorporated by reference to the Company’s 2023 Proxy Statement under the caption Executive Officers. Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts is incorporated by reference to the Company’s 2023 Proxy Statement under the captions Corporate Governance and Delinquent Section 16(a) Reports, respectively. Information concerning the Company's code of ethics is incorporated by reference to the Company's 2023 Proxy Statement under the caption Corporate Governance Policies and Procedures.
Item 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to information in the 2023 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See Note 13 Stock Compensation Plans to the Consolidated Financial Statements for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this item is incorporated by reference to information in the 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Holders and Management,” “Compensation Discussion & Analysis” and “Executive Compensation.”
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to information in the 2023 Proxy Statement under the captions “Board Independence” and “Related Party Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to information in the 2023 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

3.2
Amended and Restated By-Laws of the Company, adopted and effective July 7, 2020 (incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020).

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

4.4
Ninth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2025 Notes (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2015).

4.5
Tenth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2045 Notes (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 30, 2015).

4.6
Eleventh Supplemental Indenture, dated as of August 22, 2017, between the Company and U.S. Bank National Association, as trustee, including the form of the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 22, 2017).

4.7
Twelfth Supplemental Indenture, dated as of August 22, 2017, between the Company and U.S. Bank National Association, as trustee, including the form of the 2027 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2017).

4.8
Thirteenth Supplemental Indenture, dated as of November 25, 2019, between the Company and U.S. Bank National Association, as trustee, including the form of the 2024 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on November 25, 2019).

4.9
Fourteenth Supplemental Indenture, dated as of November 25, 2019, between the Company and U.S. Bank National Association, as trustee, including the form of the 2029 Notes (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on November 25, 2019).

4.10
Fifteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2026 Notes (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 26, 2021).

4.11
Sixteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2031 Notes (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 26, 2021).

4.12
Description of the Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).

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

10.6+
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

10.8+
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

10.11
Third Amended and Restated Credit Agreement, dated as of April 30, 2021, among the Company, Bank of America N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2021).

10.12*
Amendment No. 1, dated as of January 13, 2023, to the Third Amended and Restated Credit Agreement (originally dated as of April 30, 2021), among the Company, Bank of America, N.A., as administrative agent, and lenders party thereto.

10.13+	Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.14+	Laboratory Corporation of America Holdings 2016 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.15
Term Loan Credit Agreement, dated June 3, 2019, by and among Laboratory Corporation of America Holdings, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019).

10.16
Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among the Company, Bank of America, N.A. as administrative agent, and the lenders party thereto. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2020).

10.17+
Executive Employment Agreement, dated June 4, 2019, by and between Laboratory Corporation of America Holdings and Adam H. Schechter (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2019).

10.18*+	Executive Employment Agreement, dated January 4, 2023, by and between Laboratory Corporation of America and Thomas Pike.
10.19+	Amended and Restated Master Senior Executive Severance Plan (incorporated by reference to 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).
16.1	Letter of PricewaterhouseCoopers LLP, dated November 5, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020).
16.2	Letter of PricewaterhouseCoopers LLP, dated March 3, 2021 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on March 3, 2021).

Index

21*	List of Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP, an independent registered public accounting firm
23.2*	Consent of PricewaterhouseCoopers LLP, an independent register public accounting firm
24.1*	Power of Attorney of Kerrii B. Anderson
24.2*	Power of Attorney of Jean-Luc Bélingard
24.3*	Power of Attorney of Jeffrey A. Davis
24.4*	Power of Attorney of D. Gary Gilliland, M.D., Ph.D.
24.5*	Power of Attorney of Kirsten M. Kliphouse
24.6*	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.7*	Power of Attorney of Peter M. Neupert
24.8*	Power of Attorney of Richelle P. Parham
24.9*	Power of Attorney of Kathryn E. Wengel
24.10*	Power of Attorney of R. Sanders Williams, M.D.
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32*	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed or furnished herewith, as required
+	Management contracts or compensatory plans or arrangements

Index

Item 16.        FORM 10-K SUMMARY

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	February 28, 2023

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant on February 28, 2023 in the capacities indicated.

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
Kirsten M. Kliphouse

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

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Laboratory Corporation of America Holdings
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Laboratory Corporation of America Holdings and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive earnings, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition for Full-Service Clinical Trial Contracts— Refer to Note 2 to the financial statements
Critical Audit Matter Description

Within the Drug Development (DD) segment, the Company provides Phase I through Phase IV clinical development services to pharmaceutical, biotechnology, and medical device companies worldwide. A majority of the Company’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of the Company's contracts contain a single performance obligation, as the Company provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another.

Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated contract costs expected to complete the contract and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various

Index

assumptions of events that often span several years. These estimates are reviewed periodically, and any adjustments are recognized on a cumulative catch-up basis in the period they become known.

Given the judgments necessary to recognize revenue for fixed-price contracts that use an input method based on estimated total costs, auditing such estimates required extensive audit effort due to the complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates of costs for purposes of revenue recognition for full-service contracts which use an input method based on estimated total contract costs and included the following, among others:
•We tested the effectiveness of controls over fixed-price contract revenue, including those over the estimates of total contract costs related to the performance obligation.
•We selected a sample of long-term contracts and performed the following:
◦Evaluated whether the contracts were properly accounted for by management based on the terms and conditions of each contract, including whether over time revenue recognition was appropriate.
◦Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers.
◦Evaluated management’s identification of distinct performance obligations by assessing whether the underlying services were highly interdependent or highly interrelated.
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

Index

•We tested the completeness and accuracy of underlying historical data used as an input to management’s methodology and our independent estimate.

Goodwill- Reporting Unit within the DD Segment – Refer to Notes 1 and 7 to the consolidated financial statements

Critical Audit Matter Description

The Company assesses goodwill for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which a reporting unit's carrying amount exceeds its fair value. Fair value of a reporting unit is estimated using both market-based valuation and income-based valuation approaches. Management’s impairment assessments utilize significant judgments and assumptions related to the market multiples selected for the market-based valuation approach and the related estimates of cash flows arising from future revenues and profitability, terminal growth rates, and the discount rate used in the income-based valuation approach.

The Company performed an interim impairment assessment as of December 31, 2022, based on the loss in December 2022 of a supplier of critical testing supplies for the early development reporting unit in the Company’s DD segment. Based on the results of the interim impairment assessment, the Company concluded that fair value was less than carrying value for this reporting unit and recorded a goodwill impairment charge of $260 million for the DD segment.

We identified goodwill for the early development reporting unit as a critical audit matter due to the significant estimates and assumptions by management to estimate the fair value of the reporting unit. Performing audit procedures to evaluate management's estimate of fair value of the reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the market multiples selected by management for the market-based valuation approach and management’s estimates related to the cash flows arising from future revenues and profitability, terminal growth rates, and the discount rate used in the income-based valuation approach included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of the reporting unit, such as controls related to management's selection of market multiples, cash flows arising from future revenues and profitability, the terminal growth rate, and the discount rate.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical forecasts and the associated actual results, (2) internal communications to management, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology, (2) the discount rate, and (3) market activity by:
◦Testing the source information underlying the determination of the discount rate and market multiples, including the mathematical accuracy of the calculations.
◦Developing a range of independent estimates and comparing those to the discount rate and market multiples selected by management.

/s/Deloitte & Touche LLP
Raleigh, North Carolina
February 28, 2023

We have served as the Company’s auditor since 2021.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Laboratory Corporation of America Holdings
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Laboratory Corporation of America Holdings and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023

Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Laboratory Corporation of America Holdings
Opinion on the Financial Statements
We have audited the consolidated statements of operations, comprehensive earnings, changes in shareholders' equity and cash flows of Laboratory Corporation of America Holdings and its subsidiaries (the “Company”) for the year ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 25, 2021, except for the effects of the revision discussed in Note 1 (not presented herein) to the consolidated financial statements appearing under Item 8 of the Company’s 2021 annual report on Form 10-K, as to which the date is February 25, 2022, and except for the effects of the change in the segment performance measure discussed in Note 19, as to which the date is February 28, 2023

We served as the Company's auditor from 1997 to 2021.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$430.0	$1,472.7
Accounts receivable, net	2,222.0	2,261.5
Unbilled services	795.4	716.8
Supplies inventory	470.6	401.4
Prepaid expenses and other	707.0	478.1
Total current assets	4,625.0	5,330.5
Property, plant and equipment, net	2,956.2	2,815.4
Goodwill, net	8,121.0	7,958.9
Intangible assets, net	3,946.9	3,735.5
Joint venture partnerships and equity method investments	65.7	60.9
Deferred income taxes	7.6	21.6
Other assets, net	432.7	462.6
Total assets	$20,155.1	$20,385.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$934.8	$621.3
Accrued expenses and other	1,068.8	1,404.1
Unearned revenue	582.1	558.5
Short-term operating lease liabilities	185.5	187.0
Short-term finance lease liabilities	6.0	10.5
Short-term borrowings and current portion of long-term debt	301.3	1.5
Total current liabilities	3,078.5	2,782.9
Long-term debt, less current portion	5,038.8	5,416.5
Operating lease liabilities	679.7	642.5
Financing lease liabilities	83.6	84.6
Deferred income taxes and other tax liabilities	736.2	762.9
Other liabilities	422.8	402.0
Total liabilities	10,039.6	10,091.4
Commitments and contingent liabilities
Noncontrolling interest	18.9	20.6
Shareholders’ equity
Common stock, 88.2 and 93.1 shares outstanding at December 31, 2022 and 2021, respectively	8.1	8.5
Retained earnings	10,581.7	10,456.8
Accumulated other comprehensive loss	(493.2)	(191.9)
Total shareholders’ equity	10,096.6	10,273.4
Total liabilities and shareholders’ equity	$20,155.1	$20,385.4

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2022	2021	2020
Revenues	$14,876.8	$16,120.9	$13,978.5
Cost of revenues	10,491.7	10,496.6	9,025.7
Gross profit	4,385.1	5,624.3	4,952.8
Selling, general and administrative expenses	1,996.6	1,952.1	1,729.3
Amortization of intangibles and other assets	259.3	369.6	275.4
Goodwill and other asset impairments	271.5	—	462.1
Restructuring and other charges	83.8	43.1	40.6
Operating income	1,773.9	3,259.5	2,445.4
Other income (expense):
Interest expense	(180.3)	(212.1)	(207.4)
Equity method income, net	5.4	26.5	2.9
Investment income	8.9	10.2	10.3
Other, net	(25.3)	42.5	(32.1)
Earnings before income taxes	1,582.6	3,126.6	2,219.1
Provision for income taxes	302.0	747.1	662.1
Net earnings	1,280.6	2,379.5	1,557.0
Less: Net earnings attributable to the noncontrolling interest	(1.5)	(2.2)	(0.9)
Net earnings attributable to Laboratory Corporation of America Holdings	$1,279.1	$2,377.3	$1,556.1

Basic earnings per common share	$14.05	$24.60	$15.99
Diluted earnings per common share	$13.97	$24.39	$15.88

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2022	2021	2020
Net earnings	$1,280.6	$2,379.5	$1,557.0
Foreign currency translation adjustments	(336.4)	(104.6)	264.1
Net benefit plan adjustments	44.8	91.7	(65.7)
Other comprehensive earnings (loss) before tax	(291.6)	(12.9)	198.4
(Provision) benefit for income tax related to items of comprehensive earnings	(9.7)	(17.1)	12.1
Other comprehensive earnings (loss), net of tax	(301.3)	(30.0)	210.5
Comprehensive earnings	979.3	2,349.5	1,767.5
Less: Net earnings attributable to the noncontrolling interest	(1.5)	(2.2)	(0.9)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$977.8	$2,347.3	$1,766.6

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2019	$9.0	$26.8	$7,980.5	$(372.4)	$7,643.9
Adoption of credit loss accounting standard	—	—	(7.0)	—	(7.0)
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	1,556.1	—	1,556.1
Other comprehensive earnings (loss), net of tax	—	—	—	210.5	210.5
Issuance of common stock under employee stock plans	—	55.9	—	—	55.9
Net share settlement tax payments from issuance of stock to employees	—	(34.5)	—	—	(34.5)
Stock compensation	—	111.7	—	—	111.7
Purchase of common stock	—	(49.6)	(50.4)	—	(100.0)
BALANCE AT DECEMBER 31, 2020	9.0	110.3	9,479.2	(161.9)	9,436.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	2,377.3	—	2,377.3
Other comprehensive earnings (loss), net of tax	—	—	—	(30.0)	(30.0)
Issuance of common stock under employee stock plans	—	51.7	—	—	51.7
Net share settlement tax payments from issuance of stock to employees	—	(47.4)	—	—	(47.4)
Stock compensation	—	153.7	—	—	153.7
Purchase of common stock	(0.5)	(268.3)	(1,399.7)	—	(1,668.5)
BALANCE AT DECEMBER 31, 2021	8.5	—	10,456.8	(191.9)	10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	1,279.1	—	1,279.1
Other comprehensive earnings (loss), net of tax	—	—	—	(301.3)	(301.3)
Dividends declared	—	—	(198.7)	—	(198.7)
Issuance of common stock under employee stock plan	—	50.6	—	—	50.6
Net share settlement tax payments from issuance of stock to employees	—	(50.6)	—	—	(50.6)
Stock compensation	—	144.1	—	—	144.1
Purchase of common stock	(0.4)	(144.1)	(955.5)	—	(1,100.0)
BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,280.6	$2,379.5	$1,557.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	633.9	745.1	624.7
Stock compensation	144.1	153.7	111.7
Operating lease right-of-use asset expense	194.4	194.9	200.3
Goodwill and other asset impairments	271.5	—	462.1
Deferred income taxes	18.3	(75.9)	(47.0)
Other, net	16.5	(24.0)	83.4
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	15.9	222.0	(913.4)
Increase in unbilled services	(100.0)	(179.2)	(42.5)
(Increase) decrease in inventory	(45.5)	2.8	(196.6)
Increase in prepaid expenses and other	(256.9)	(68.2)	(5.4)
Increase (decrease) in accounts payable	307.1	(10.2)	(5.3)
Increase in deferred revenue	35.3	45.0	48.4
Increase (decrease) in accrued expenses and other	(559.3)	(275.9)	257.9
Net cash provided by operating activities	1,955.9	3,109.6	2,135.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(481.9)	(460.4)	(381.7)
Purchase of investments	(17.4)	(27.8)	(40.1)
Proceeds from sale of assets	1.4	87.3	42.1
Proceeds from sale or distribution of investments	5.2	13.2	1.0
Proceeds from exit from swaps	2.9	—	3.1
Proceeds from sale of business	1.6	—	—
Acquisition of businesses, net of cash acquired	(1,164.0)	(496.9)	(267.6)
Net cash used for investing activities	(1,652.2)	(884.6)	(643.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	1,000.0	—
Payments on senior notes	—	(1,000.0)	(412.2)
Payments on term loan	—	(375.0)	—
Proceeds from revolving credit facilities	787.4	—	151.7
Payments on revolving credit facilities	(787.4)	—	(151.7)
Net share settlement tax payments from issuance of stock to employees	(50.6)	(47.4)	(34.5)
Net proceeds from issuance of stock to employees	50.6	51.7	55.9
Dividends paid	(195.2)	—	—
Purchase of common stock	(1,100.0)	(1,668.5)	(100.0)
Other	(27.0)	(26.6)	(26.6)
Net cash used for financing activities	(1,322.2)	(2,065.8)	(517.4)
Effect of exchange rate changes on cash and cash equivalents	(24.2)	(7.3)	8.6
Net increase (decrease) in cash and cash equivalents	(1,042.7)	151.9	983.3
Cash and cash equivalents at beginning of period	1,472.7	1,320.8	337.5
Cash and cash equivalents at end of period	$430.0	$1,472.7	$1,320.8

The accompanying notes are an integral part of these consolidated financial statements.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Laboratory Corporation of America® Holdings (Labcorp® or the Company) is a leading global life sciences company that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With more than 80,000 employees, the Company serves clients in more than 100 countries.
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, including information for each of the last three fiscal years regarding revenue, operating income, and other important information, see Note 19 Business Segment Information. In 2022, Dx and DD contributed 61% and 39%, respectively, of revenues to the Company, and in 2021 contributed 64% and 36%, respectively.
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
The extent to which the COVID-19 pandemic has and will continue to impact the Company’s business and financial results depend on numerous evolving factors including, but not limited to the magnitude and duration of the COVID-19 pandemic, the impact to worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2022, and through the date of this Annual Report. The accounting matters assessed included, but were not limited to, the Company’s implicit price

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

concessions and credit losses, equity investments, and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could impact the Company’s consolidated financial statements in future reporting periods.
 Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains cash and cash equivalents with various major financial institutions. The total cash and cash equivalent balances that exceeded the balances insured by the Federal Deposit Insurance Commission, were approximately $428.1 and $1,471.0 at December 31, 2022, and 2021, respectively.
Substantially all of the Company’s accounts receivable are with companies in the healthcare or pharmaceutical industry and individuals. However, concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions.
Although Dx has receivables due from U.S. and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by U.S. and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (gross) from Medicare and Medicaid were $85.8 and $94.5 at December 31, 2022, and 2021, respectively.
For the Company's operations in Ontario, Canada, the Ontario Ministry of Health and Long-Term Care (Ministry) determines who can establish a licensed community medical laboratory and caps the amount that each of these licensed laboratories can bill the government sponsored healthcare plan. The Ontario government-sponsored healthcare plan covers the cost of commercial laboratory testing performed by the licensed laboratories. The provincial government discounts the annual testing volumes based on certain utilization discounts and establishes an annual maximum it will pay for all community laboratory tests. The agreed-upon reimbursement rates are subject to Ministry review at the end of year and can be adjusted (at the government's discretion) based upon the actual volume and mix of test work performed by the licensed healthcare providers in the province during the year. There were no capitated accounts receivable balances from the Ontario government sponsored healthcare plan at December 31, 2022. The balance was CAD 7.2 at December 31, 2021.
The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2022, and 2021, receivables due from patients represented approximately 15.3% and 16.7% of the Company's consolidated gross accounts receivable, respectively. The Company applies assumptions and judgments including historical collection experience and reasonable and supportable forecasts for assessing collectability and determining allowances for doubtful accounts for accounts receivable from patients.
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2022			2021			2020
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share	$1,279.1	91.1	$14.05	$2,377.3	96.7	$24.60	$1,556.1	97.3	$15.99
Stock options and stock awards	—	0.5		—	0.8		—	0.7
Diluted earnings per share	$1,279.1	91.6	$13.97	$2,377.3	97.5	$24.39	$1,556.1	98.0	$15.88

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2022	2021	2020
Stock options	0.2	0.1	0.2
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
Supplies Inventory
Inventories, consisting primarily of purchased laboratory and customer supplies and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value. Supplies accounted for $412.8 and $371.5 and finished goods accounted for $57.8 and $29.9 of total inventory at December 31, 2022, and 2021, respectively. The Company's inventory reserve balance was $23.3 and $40.1, as of December 31, 2022 and 2021, respectively.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
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
Goodwill and Indefinite-lived Intangibles
The Company assesses goodwill and indefinite-lived intangibles, which are not amortized, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
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
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2022. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx reporting units, and a quantitative assessment for all of the DD reporting units, and the Canadian reporting unit which includes indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the qualitative and quantitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2022, were greater than the carrying values. For the early development reporting unit, which is part of the DD segment, the fair value of the business exceeded the book value by approximately 10%.
In December 2022, a significant supplier of the early development reporting unit was no longer able to provide critical testing supplies resulting in an expectation of lower near term revenue and profitability and potential higher future costs. Based on this information, management prepared a new forecast and updated the impairment testing valuations as of December 31, 2022. Based on the quantitative impairment assessment performed in the same manner as the Company's annual quantitative assessment, the Company concluded that the fair value was less than carrying value for the early development reporting unit and recorded a goodwill impairment of $260.0 in the DD segment.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that the Company's conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2022 or at the end of the year will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2023 or future years

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
Intangible Assets
Intangible assets with finite lives are amortized on a straight-line basis over the expected periods to be benefited, as set forth in the table below, such as legal life for patents and technology and contractual lives for non-compete agreements.

	Years
Customer relationships	10	-	36
Patents, licenses and technology	3	-	15
Non-compete agreements	3	-	5
Trade names	1	-	15
Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
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
Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative financial instruments are accounted for as fair value hedges that increase or decrease the value of the Senior Notes with the offset being recorded as a component of other long-term assets or liabilities, as applicable. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company's consolidated statements of operations. Cash flows from the interest rate swaps are including in operating activities.
Cross currency swap agreements, which have been used by the Company to hedge the foreign currency exposure of its net investment in a foreign subsidiary denominated in non-U.S. currency, are accounted for at fair value. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statements of Comprehensive Earnings.
Foreign currency forward contracts, which have been used by the Company to hedge foreign currency receivables, are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of December 31, 2022 and 2021.
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
2.      REVENUES
Description of Revenues
Dx attributes revenues to a geographical region based upon where the diagnostic test is performed, while DD attributes revenues to a geographical region based upon where the services are performed. The Company's revenue by segment payers/customer groups for the years ended December 31, 2022, 2021 and 2020 is as follows:

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	For the Year Ended December 31, 2022				For the Year Ended December 31, 2021				For the Year Ended December 31, 2020
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	18%	—%	—%	18%	17%	—%	—%	17%	20%	—%	—%	20%
Patients	6%	—%	—%	6%	6%	—%	—%	6%	6%	—%	—%	6%
Medicare and Medicaid	6%	—%	—%	6%	7%	—%	—%	7%	7%	—%	—%	7%
Third party	31%	—%	—%	31%	34%	—%	—%	34%	32%	—%	—%	32%
Total Dx revenues by payer	61%	—%	—%	61%	64%	—%	—%	64%	65%	—%	—%	65%

DD
Pharmaceutical, biotechnology and medical device companies	19%	13%	7%	39%	17%	13%	6%	36%	17%	11%	7%	35%

Total revenues	80%	13%	7%	100%	81%	13%	6%	100%	82%	11%	7%	100%
Revenues in the U.S. were $11,530.5 (77.5%), $12,566.2 (77.9%) and $11,192.3 (80.1%) for the years ended December 31, 2022, 2021, and 2020.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Third Party
Third party includes revenue related to managed care organizations (MCOs). The majority of Dx's third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx's established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO sales are recorded based upon contractually negotiated fee schedules with sales for non-contracted MCOs recorded based on historical reimbursement experience.
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
DD Revenues
DD is a global contract research organization (CRO) business that provides end-to-end drug development services. DD provides these services predominantly to pharmaceutical, biotechnology, and medical device companies worldwide. A majority of DD’s revenues are earned under contracts that are long term in nature, ranging in duration from a few months to many years. The majority of DD's contracts contain a single performance obligation, as DD provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, DD allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, DD will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. Other payments and billing adjustments may also factor into the calculation of total contract value, such as the reimbursement of out-of-pocket costs and volume-based rebates. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor and reimbursable out-of-pocket costs. The estimate of total costs expected to complete the contract requires significant judgment and estimates are based on various assumptions of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

DD Contract costs
DD incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter primarily short-term contracts, DD applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
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

	December 31, 2022	December 31, 2021
Sales commission assets	$38.2	$36.2
Deferred contract fulfillment costs	15.0	14.4
Total	$53.2	$50.6
Amortization related to sales commission assets and associated payroll taxes for the years ended December 31, 2022, 2021, and 2020 was $33.9, $27.5 and $23.2, respectively. Amortization related to deferred contract fulfillment costs for the years ended December 31, 2022, 2021 and 2020 was $12.4, $14.2 and $10.1, respectively. Impairment expense related to contract costs was insignificant to the Company’s consolidated statements of operations. DD applies the practical expedient to not recognize the effect of financing in its contracts with customers, when the difference in timing of payment and performance is one year or less.
Accounts Receivable, Unbilled Services and Unearned Revenue
Differences in the timing of revenue recognition and associated billing and cash collections result in recording accounts receivable, unbilled services and unearned revenue in the consolidated balance sheet. Payments received in advance of services being provided are contract liabilities recognized as unearned revenue. Revenue recognized in advance of billing are recognized as unbilled services and the majority of DD's unbilled services represent unbilled receivables. Once a customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding accounts receivable is recognized. All contract assets are billable to customers within one year from the respective balance sheet date. The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	December 31, 2022	December 31, 2021
Dx accounts receivable	$1,046.9	$1,193.8
DD accounts receivable	1,218.6	1,089.2
Less DD allowance for doubtful accounts	(43.5)	(21.5)
Accounts receivable	$2,222.0	$2,261.5

Gross unbilled services	$805.9	$730.8
Less reserve for unbilled services	(10.5)	(14.0)
Unbilled services	$795.4	$716.8

Unearned revenue	$582.1	$558.5
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, for the years ended December 31, 2022, 2021, and 2020 was $330.5, $319.4, and $262.6, respectively.
Credit Loss Rollforward
DD estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the year ended December 31, 2022, is as follows:

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Allowance for credit losses as of December 31, 2020	$22.1	$11.3	$5.7	$39.1
Credit loss expense	3.8	2.7	(5.0)	1.5
Write offs	(4.4)	(0.1)	—	(4.5)
Allowance for credit losses as of December 31, 2021	$21.5	$13.9	$0.7	$36.1
Credit loss expense	15.1	—	—	15.1
Write offs	6.9	(3.4)	—	3.5
Ending allowance for credit losses as of December 31, 2022	$43.5	$10.5	$0.7	$54.7
Performance Obligations Under Long-Term Contracts
Long-term contracts at DD consist primarily of fully managed clinical studies within the DD segment. The amount of existing performance obligations under such long-term contracts unsatisfied as of December 31, 2022, was $5,122.1. DD expects to recognize approximately 30.0% of the remaining performance obligations as of December 31, 2022, as revenue over the next 12 months, and the balance thereafter. DD's long-term contracts generally range from 1 to 8 years.
DD applied the practical expedient and does not disclose information about remaining performance obligations that have original expected durations of one year or less. DD also did not disclose information about remaining performance obligations when the variable consideration was related to a wholly unsatisfied performance obligation within a series of obligations.
Within DD, revenue of $73.0 and $69.8 was recognized during the year ended December 31, 2022, and December 31, 2021, respectively, from performance obligations that were partially satisfied in previous periods. This revenue comes primarily from adjustments related to changes in scope.
3.   BUSINESS ACQUISITIONS AND DISPOSITIONS
2022
During the year ended December 31, 2022, the Company acquired various businesses and related assets for approximately $1,164.0 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $542.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $598.5. The amortization periods for intangible assets acquired from these transactions range from 15 to 19 years for customer relationships, 15 years for patents and technology, 5 years for non-compete agreements, and 5 to 10 years for trade names. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and enhance the Company's scientific differentiation. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. A summary of the net assets acquired in 2022 for these businesses is included below:

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	Preliminary Personal Genome Diagnostics Inc.	Preliminary Ascension Healthcare	Other Acquisitions	Measurement Period Adjustments	Amounts Acquired During Year Ended December 31, 2022
Accounts receivable	$4.1	$—	$(1.3)	$(2.3)	$0.5
Unbilled services	2.9	—	—	(3.2)	(0.3)
Inventories	2.5	24.6	—	—	27.1
Prepaid expenses and other	1.2	0.4	0.3	—	1.9
Property, plant and equipment	9.9	43.5	0.1	—	53.5
Deferred income taxes	17.5	—	—	15.2	32.7
Goodwill	346.8	125.0	126.7	(40.4)	558.1
Intangible assets	136.6	233.2	172.5	30.4	572.7
Other assets	12.5	—	2.3	(2.3)	12.5
Total assets acquired	534.0	426.7	300.6	(2.6)	1,258.7
Accounts payable	3.8	—	—	(0.1)	3.7
Accrued expenses and other	57.3	—	15.4	0.1	72.8
Unearned revenue	3.3	—	—	(2.6)	0.7
Lease liabilities	—	2.9	—	—	2.9
Other liabilities	14.6	—	—	—	14.6
Total liabilities acquired	79.0	2.9	15.4	(2.6)	94.7
Net assets acquired	$455.0	$423.8	$285.2	$—	$1,164.0
The purchase price allocation for several transactions are still preliminary and subject to change. The areas of the purchase price allocation that are not yet finalized relate primarily to property, plant and equipment, intangible assets, goodwill, and the impact of finalizing deferred taxes. Accordingly, adjustments may be made as additional information is obtained about the facts and circumstances that existed as of the valuation date. Any adjustments will be recorded in the period in which they are identified.
Unaudited Pro Forma Information for 2022 Acquisitions
Had the aggregate of the Company's 2022 acquisitions been completed as of January 1, 2021, the Company's pro forma results would have been as follows:

	Years Ended December 31,
	2022	2021
Revenues	$14,997.6	$16,310.5
Net earnings attributable to Laboratory Corporation of America Holdings	1,282.4	2,362.1
2021
During the year ended December 31, 2021, the Company acquired various businesses and related assets for approximately $496.9 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $198.5 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $298.4. The amortization periods for intangible assets acquired from these businesses range from 15 to 19 years for customer relationships, 5 to 15 years for patents and technology, 5 years for non-compete agreements, and 10 years for trade names. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and enhance the Company's scientific differentiation. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. A summary of the net assets acquired in 2021 for these businesses is included below:

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
Unaudited Pro Forma Information for 2020 Acquisitions
Had the aggregate of the Company's 2020 acquisitions been completed as of January 1, 2019, the Company's pro forma results would have been as follows:

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Year Ended December 31, 2020
Revenues	$14,032.7
Net earnings attributable to Laboratory Corporation of America Holdings	1,564.6
4. RESTRUCTURING AND OTHER CHARGES
During 2022, the Company recorded net restructuring charges of $83.8. The charges were comprised of $39.3 in severance and other personnel costs, $45.7 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $0.3 in unused severance and $0.9 in unused facility-related costs.
During 2021, the Company recorded net restructuring charges of $43.1. The charges were comprised of $16.3 in severance and other personnel costs and $28.0 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of previously established liability of $0.4 in unused severance and $0.8 in unused facility-related costs.
During 2020, the Company recorded net restructuring charges of $40.6. The charges were comprised of $14.1 in severance and other personnel costs, $17.4 for facility, operating lease right-of-use and equipment impairments, and $18.9 in facility closures and general integration activities. The charges were offset by the reversal of previously established liability of $0.6 in unused severance and $9.2 in unused facility-related costs.
The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2020	$2.7	$5.1	$7.8
Restructuring charges	16.3	28.0	44.3
Reduction of prior restructuring accruals	(0.4)	(0.8)	(1.2)
Cash payments and other adjustments	(14.3)	(28.2)	(42.5)
Balance as of December 31, 2021	4.3	4.1	8.4
Restructuring charges	39.3	45.7	85.0
Reduction of prior restructuring accruals	(0.3)	(0.9)	(1.2)
Cash payments and other adjustments	(39.3)	(34.5)	(73.8)
Balance as of December 31, 2022	$4.0	$14.4	$18.4
Current			$7.7
Non-current			10.7
			$18.4
The non-current portion of the restructuring liabilities is expected to be paid out over 10.7 years. Cash payments and other adjustments include the reclassification of profit sharing, pension, and holiday accrual.
5. LEASES
The Company has operating and finance leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to 16 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021
Operating lease cost	$220.0	$220.7

Finance lease cost:
Amortization of right-of-use assets	$8.0	$9.4
Interest on lease liabilities	5.2	5.4
Total finance lease cost	$13.2	$14.8

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(225.9)	$(219.6)
Operating cash flows from finance leases	(5.2)	(5.4)
Financing cash flows from finance leases	(12.3)	(13.1)

ROU assets obtained in exchange for lease obligations:
Operating leases	$178.2	$164.6
Finance leases	—	—

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease ROU assets (included in Property, plant and equipment, net)	$773.6	$746.3

Short-term operating lease liabilities	185.5	187.0
Operating lease liabilities	679.7	642.5
Total operating lease liabilities	$865.2	$829.5
Finance Leases
Finance lease ROU assets (included in Other assets)	$74.9	$81.7

Short-term finance lease liabilities	6.0	10.5
Financing lease liabilities	83.6	84.6
Total finance lease liabilities	$89.6	$95.1

Weighted Average Remaining Lease Term
Operating leases	8.6	8.4
Finance leases	15.6	15.5

Weighted Average Discount Rate
Operating leases	3.6%	3.0%
Finance leases	5.5%	5.6%
Maturities of lease liabilities are as follows:

Year Ended December 31, 2022	Operating Leases	Finance Leases
2023	$213.0	$11.4
2024	160.9	9.9
2025	119.4	7.8
2026	89.0	7.2
2027	72.5	7.2
Thereafter	369.8	85.6
Total lease payments	$1,024.6	$129.1
Less imputed interest	(159.4)	(39.5)
Less current portion	(185.5)	(6.0)
Total maturities, due beyond one year	$679.7	$83.6
Rent expense for short term leases with a term less than one year for the years ended December 31, 2022, 2021, and 2020 amounted to $22.2, $19.5, $6.8, respectively. The Company has variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the year ended December 31, 2022, 2021 and 2020 were $27.9, $28.4, and $26.7, respectively.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

6.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2022	December 31, 2021
Land	$99.2	$101.4
Buildings and building improvements	1,023.7	954.4
Machinery and equipment	1,893.2	1,670.4
Software	906.3	840.1
Leasehold improvements	514.0	459.9
Furniture and fixtures	118.2	111.9
Construction in progress	350.8	344.2
Operating lease ROU assets	773.6	746.3
	5,679.0	5,228.6
Less accumulated depreciation	(2,722.8)	(2,413.2)
	$2,956.2	$2,815.4
Depreciation expense and amortization of property, plant and equipment was $374.6, $375.6 and $349.3 for 2022, 2021 and 2020, respectively, including software amortization of $84.2, $82.4, and $84.7 for 2022, 2021 and 2020, respectively.
7.  GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (net of impairment) for the years ended December 31, 2022 and 2021 are as follows:

	Dx		DD		Total
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Balance as of January 1	$4,046.2	$3,800.2	$3,912.7	$3,951.3	$7,958.9	$7,751.5
Goodwill acquired during the year	557.9	245.1	40.6	53.3	598.5	298.4
Impairment	—	—	(260.0)	—	(260.0)	—
Foreign currency impact and other adjustments to goodwill	(70.6)	0.9	(105.8)	(91.9)	(176.4)	(91.0)
Balance at end of year	$4,533.5	$4,046.2	$3,587.5	$3,912.7	$8,121.0	$7,958.9
The components of identifiable intangible assets are as follows:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$4,681.1	$(1,546.4)	$3,134.7	$4,336.0	$(1,362.1)	$2,973.9
Patents, licenses and technology	574.1	(291.1)	283.0	484.6	(267.4)	217.2
Non-compete agreements	86.6	(50.5)	36.1	70.2	(35.5)	34.7
Trade names	16.4	(3.5)	12.9	19.8	(15.5)	4.3
Land use rights	10.3	(8.8)	1.5	10.4	(7.6)	2.8
Canadian licenses	468.7	—	468.7	493.5	—	493.5
Content	5.1	(4.2)	0.9	—	—	—
In process research and development	9.1	—	9.1	9.1	—	9.1
	$5,851.4	$(1,904.5)	$3,946.9	$5,423.6	$(1,688.1)	$3,735.5
During 2022, the Company recorded goodwill and other asset impairment charges of $271.5 which was primarily comprised of goodwill impairment and the impairment of a technology intangible asset.
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
The cumulative goodwill impairment for the Company through December 31, 2022 is $733.6.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

In December 2020, the Company undertook a rebranding initiative and reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $88.4 and $27.5 in 2021 and 2020.
A summary of amortizable intangible assets acquired during 2022, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period
Customer relationships	$408.5	18.2
Patents, licenses and technology	106.4	13.8
Non-compete agreements	16.6	5.0
Trade name	10.8	6.0
	$542.3	16.7
Amortization of intangible assets was $259.3, $369.6 and $275.4 in 2022, 2021 and 2020, respectively. Amortization expense of intangible assets is estimated to be $273.5 in fiscal 2023, $268.9 in fiscal 2024, $256.7 in fiscal 2025, $246.9 in fiscal 2026, $232.5 in fiscal 2027, and $2,055.6 thereafter.
8. ACCRUED EXPENSES AND OTHER

	December 31, 2022	December 31, 2021
Employee compensation and benefits	$527.1	$735.5
Accrued taxes payable	146.1	239.6
Accrued pass through expenses	136.5	149.1
Other	259.1	279.9
	$1,068.8	$1,404.1
9.  OTHER LIABILITIES

	December 31, 2022	December 31, 2021
Deferred compensation plan obligation	$96.9	$104.4
Defined-benefit plan obligation	$55.6	$136.5
Worker's compensation and auto	46.4	47.2
Cross currency swaps liability	45.7	32.8
Other	178.2	81.1
	$422.8	$402.0
10.  DEBT
Short-term borrowings and current portion of long-term debt at December 31, 2022, and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
4.00% senior notes due 2023	300.0	—
Debt issuance costs	(0.4)	—
Current portion of note payable	1.7	1.5
Total short-term borrowings and current portion of long-term debt	$301.3	$1.5

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Long-term debt at December 31, 2022, and 2021 consisted of the following:

	December 31, 2022	December 31, 2021
4.00% senior notes due 2023	—	300.0
2.30% senior notes due 2024	400.0	400.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	420.3	502.9
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(33.8)	(41.0)
Note payable	2.3	4.6
Total long-term debt	$5,038.8	$5,416.5
Credit Facilities
On June 3, 2019, the Company entered into a $850.0 term loan (the 2019 Term Loan). The Company fully repaid the remaining 2019 Term Loan balance during the first quarter of 2021.
The Company also maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility at December 31, 2022, or December 31, 2021. As of December 31, 2022, the effective interest rate on the revolving credit facility was 5.39%. The credit facility expires on April 30, 2026.
Under the Company's the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at December 31, 2022, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
The Company’s revolving credit facility is not encumbered by any of the Company's outstanding letters of credit. There were $84.5 in outstanding letters of credit as of December 31, 2022.
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
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $79.7 at December 31, 2022.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The scheduled payments of long-term debt at the end of 2022 are summarized as follows:

2023	$301.3
2024	1,000.0
2025	1,000.0
2026	500.0
2027	600.0
Thereafter	1,972.6
Total scheduled payments	5,373.9
Less long-term debt issuance costs	(33.8)
Total long-term debt	5,340.1
Less current portion	(301.3)
Long-term debt, due beyond one year	$5,038.8
11. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2022 and 2021.
The changes in common shares issued and held in treasury are summarized below:

Common Shares Issued
	2022	2021	2020
Common stock issued at January 1	93.1	97.5	97.2
Common stock issued under employee stock plans	0.7	0.8	0.9
Purchase of common stock	(5.6)	(5.2)	(0.6)
Common stock issued at December 31	88.2	93.1	97.5
The Company’s treasury shares are recorded at aggregate cost.
Share Repurchase Program
During the fourth quarter of 2021, the board of directors (the Board) adopted a new share repurchase plan authorizing up to $2,500.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. Under this plan, the Company commenced an Accelerated Share Repurchase (ASR) program. At inception, the Company paid $1,000.0 and received 2.7 shares based on a calculation using 80% of the shares calculated at the price at the inception of the ASR agreements with two different banks, Goldman Sachs & Co. LLC and Barclays Bank PLC. The initial shares received under the ASR program were removed from the outstanding share count in 2021. During the twelve months ended December 31, 2022, 0.9 shares were retired as part of this ASR program.
Additionally, during the twelve months ended December 31, 2022, the Company repurchased 4.7 shares of its common stock at an average price of $233.48 for a total cost of $1,100.0. At the end of 2022, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock.
On February 7, 2023, the Board approved an additional $1,000.0 for share repurchases, bringing the total available authorization to $1,531.5. The repurchase authorization has no expiration.
Dividends
For the twelve months ended December 31, 2022, the Company paid $195.2 in common stock dividends. On January 12, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the first quarter, or approximately $64.8 in the aggregate. The dividend will be payable on March 13, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on February 23, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's Board.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Accumulated Other Comprehensive Earnings
The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2020	$(21.3)	$(140.6)	$(161.9)
Current year adjustments	(104.6)	101.7	(2.9)
Pension settlement charge	—	(3.7)	(3.7)
Amounts reclassified from accumulated other comprehensive earnings (a)	—	(6.3)	(6.3)
Tax effect of adjustments	—	(17.1)	(17.1)
Balance at December 31, 2021	$(125.9)	$(66.0)	$(191.9)
Current year adjustments	(335.5)	52.5	(283.0)
Pension settlement charge	—	(3.1)	(3.1)
Amounts reclassified from accumulated other comprehensive earnings (a)	(0.9)	(4.6)	(5.5)
Tax effect of adjustments	—	(9.7)	(9.7)
Balance at December 31, 2022	$(462.3)	$(30.9)	$(493.2)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. Refer to Note 15 Pension and Postretirement Plans for additional information regarding the Company's net periodic benefit cost.
12.  INCOME TAXES
The sources of income before taxes, classified between domestic and foreign entities, are as follows:

	2022	2021	2020
Domestic	$1,321.0	$2,580.6	$1,846.5
Foreign	261.6	546.0	372.5
Total pre-tax income	$1,582.6	$3,126.6	$2,219.1
The components of income tax expense attributable to continuing operations are as follows:

	Years Ended December 31,
	2022	2021	2020
Current tax expense:
Federal	$189.4	$545.5	$455.3
State	40.1	171.9	172.8
Foreign	65.3	107.7	81.0
	$294.8	$825.1	$709.1
Deferred tax expense/(benefit):
Federal	$7.8	$(64.6)	$(6.7)
State	(5.4)	(13.7)	(28.1)
Foreign	4.8	0.3	(12.2)
	7.2	(78.0)	(47.0)
Total income tax expense	$302.0	$747.1	$662.1
The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory U.S. rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax effect	3.7	3.9	5.3
Foreign earnings taxed at lower rates than the statutory U.S. rate	(0.5)	(0.5)	(0.4)
Tax credits	(4.4)	(0.1)	—
Impairment of assets	2.7	—	4.0
Deferred tax adjustments	(1.9)	(0.1)	0.1
Other	(1.6)	(0.3)	(0.2)
Effective rate	19.0%	23.9%	29.8%

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accounts receivable	$22.5	$22.3
Employee compensation and benefits	114.2	145.2
Operating lease liability	189.4	176.3
Acquisition and restructuring reserves	10.3	19.1
Capitalized R&D costs	54.4	—
Tax loss carryforwards	242.6	184.5
Other	116.4	92.7
Total gross deferred tax assets	749.8	640.1
Less: valuation allowance	(151.3)	(149.2)
Deferred tax assets, net of valuation allowance	$598.5	$490.9

Deferred tax liabilities:
Right of use asset	$(172.7)	$(166.9)
Intangible assets	(811.1)	(823.8)
Property, plant and equipment	(188.0)	(143.9)
Other	(87.9)	(47.6)
Total gross deferred tax liabilities	$(1,259.7)	$(1,182.2)

Net deferred tax liabilities	$(661.2)	$(691.3)
The table below provides a rollforward of the valuation allowance:

	December 31, 2022	December 31, 2021	December 31, 2020
Beginning balance	$149.2	$167.6	$145.4
Additions charged to expense	10.2	6.8	5.8
Reductions and other adjustments	(8.1)	(25.2)	16.4
Ending balance	$151.3	$149.2	$167.6
The Company has U.S. federal tax loss carryforwards of approximately $161.5, which expire periodically through 2037, as well as post-2017 carryforwards of $202.7 that are limited to 80% of taxable income and have an indefinite carryforward period. The utilization of tax loss carryforwards is limited due to change of ownership rules; however, at this time, the Company expects to fully utilize substantially all U.S. federal tax loss carryforwards with the exception of approximately $6.5 for which a full valuation allowance has been provided. The Company has U.S. state tax loss carryforwards of $485.5, a portion of which expire annually, and on which a valuation allowance of $340.0 has been provided. In addition to federal and state tax loss carryforwards, the Company has other federal and state attribute carryforwards of $129.6. A portion of these attribute carryforwards will expire through 2027 and have a valuation allowance of $88.1 while the remainder have indefinite carryforward periods. The Company has foreign tax loss carryforwards of $115.7, the majority of which have indefinite carryforward periods, but a valuation allowance of $20.3 has been provided for jurisdictions where the future tax benefits of the attributes are not more likely than not to be realized. Additionally, the Company has foreign tax loss carryforwards of $444.2 which expire periodically through 2034 that have a full valuation allowance. In addition to the foreign net operating losses, the Company has a foreign capital loss carryforward of $26.6 with an indefinite carryforward period and a full valuation allowance.
The valuation allowance increased from $149.2 in 2021 to $151.3 in 2022 primarily due to the establishment of valuation allowances related to acquired attributes and U.K. losses, offset by the partial release of the valuation allowance on U.S. capital losses.
Unrecognized income tax benefits were $44.0 and $52.4 at December 31, 2022, and 2021, respectively. It is anticipated that the amount of the unrecognized income tax benefits will decrease by $10.6 within the next 12 months due to statute of limitation lapses and anticipated audit settlements; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $4.7 and $6.5 as of December 31, 2022, and 2021, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $1.6, $1.6 and $4.4, respectively, in

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

interest and penalties expense, which was offset by a benefit from reversing previous accruals for interest and penalties of $3.3, $3.4 and $3.0, respectively.
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Balance as of January 1	$52.4	$48.8	$31.7
Increase in reserve for tax positions taken in the current year	12.4	31.1	17.3
Increase in reserve from an acquisition's opening balance sheet	—	—	8.2
Decrease in reserve as a result of payments	(13.5)	(7.1)	(0.3)
Decrease in reserve as a result of lapses in the statute of limitations	(7.3)	(20.4)	(8.1)
Balance as of December 31	$44.0	$52.4	$48.8
Also included in the balance of unrecognized tax benefits as of December 31, 2022, 2021 and 2020, are $0.0, $0.9 and $2.1, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. As of December 31, 2022, 2021 and 2020 there are $44.0, $51.5 and $46.7, respectively, of tax benefits that, if recognized, would favorably impact the effective income tax rate.
The Company has substantially concluded all U.S. federal income tax matters for years through 2018 and is currently under IRS examination for tax years 2019 and 2020. Substantially all material state and local and foreign income tax matters have been concluded through 2015 and 2012, respectively. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.
As a result of the Tax Cuts and Jobs Act (TCJA), the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company still considers the earnings of its foreign subsidiaries to be permanently reinvested, but, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. The Company has unremitted earnings and profits of $1,726.3 and $1,291.8 that are permanently reinvested in its foreign subsidiaries as of December 31, 2022, and 2021, respectively. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
13.  STOCK COMPENSATION PLANS
Stock Incentive Plans
In 2016, the shareholders approved the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the Plan). Under the Plan, as of December 31, 2022, there are 8.6 shares authorized for issuance and 3.6 shares available for grant.
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
Changes in options outstanding under the plans for the period indicated were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2021	0.5	169.03
Granted	0.1	276.26
Exercised	(0.1)	118.99
Canceled	—	—
Outstanding at December 31, 2022	0.5	188.84	6.7	$25.9
Exercisable at December 31, 2022	0.3	168.69	6.1	$23.3

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022.
Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Cash received by the Company	$7.1	$6.8	$17.5
Tax benefits realized	$1.8	$1.7	$4.6
Aggregate intrinsic value	$8.2	$13.4	$18.5
The following table shows the weighted average grant-date fair values of options issued during the respective year and the weighted average assumptions that the Company used to develop the fair value estimates:

	2022	2021	2020
Fair value per option	$76.23	$62.18	$40.06
Weighted average expected life (in years)	6.0	6.0	6.0
Risk free interest rate	2.0%	0.6%	1.5%
Expected volatility	28.6%	28.6%	20.3%
Expected dividend yield	0.85%	N/A	N/A
The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company estimates expected option terms through an analysis of actual, historical post-vesting exercise, cancellation and expiration behavior by employees and projected post-vesting activity of outstanding options. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2022, 2021 and 2020, expense related to the Company’s stock option plan totaled $4.3, $3.6 and $3.4, respectively, and is included in selling, general and administrative expenses.
Restricted Stock, Restricted Stock Units and Performance Shares
The Company grants restricted stock, restricted stock units, and performance shares (non-vested shares) to officers and key employees and grants restricted stock and restricted stock units to non-employee directors. Restricted stock and units typically vest annually in equal one-third increments beginning on the first anniversary of the grant. A performance share grant in 2020 represents a three-year award opportunity for the period 2020-2022, and if earned, vests fully (to the extent earned) in the first quarter of 2023. A performance share grant in 2021 represents a three-year award opportunity for the period of 2021-2023 and, if earned, vests fully (to the extent earned) in the first quarter of 2024. A performance share grant in 2022 represents a three-year award opportunity for the period of 2022-2024 and, if earned, vests fully (to the extent earned) in the first quarter of 2025. Performance share awards are subject to certain earnings per share, revenue, and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned restricted stock and performance share compensation is amortized to expense, when probable, over the applicable vesting periods. For 2022, 2021, and 2020, total restricted stock, restricted stock unit, and performance share compensation expense was $125.0, $135.4 and $98.1, respectively.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table shows a summary of non-vested shares for the year ended December 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2022	1.2	$212.83
Granted	0.6	270.84
Vested	(0.6)	177.47
Canceled	(0.1)	252.54
Non-vested at December 31, 2022	1.1	$254.82
Unrecognized Compensation Cost
As of December 31, 2022, there was $155.3 of total unrecognized compensation cost related to non-vested stock options, restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Company's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.9 years and will be included in cost of revenues and selling, general and administrative expenses.
Employee Stock Purchase Plan
Under the 2016 Employee Stock Purchase Plan, the Company is authorized to issue 1.8 shares of common stock. The plan permits substantially all U.S. and Canada employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year. Approximately 0.2, 0.2 and 0.3 shares were purchased by eligible employees in 2022, 2021 and 2020, respectively. For 2022, 2021 and 2020, expense related to the Company’s employee stock purchase plan was $14.8, $14.6 and $10.3, respectively.
The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2022	2021	2020
Fair value of the employee’s purchase right	$62.50	$59.89	$35.49
Valuation assumptions
Risk free interest rate	1.3%	0.1%	0.1%
Expected volatility	0.3	0.3	0.3
Expected dividend yield	0.9%	—%	—%
14.  COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages, (ii) there is uncertainty as to the outcome of pending appeals or motions, (iii) there are significant factual issues to be resolved, and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the adverse outcomes are probable and estimable, and it does not believe they will have a material adverse effect on the Company's financial statements.
As previously reported, the Company responded to an October 2007 subpoena from the U.S. Department of Health & Human Services Office of Inspector General's regional office in New York. On August 17, 2011, the U.S. District Court for the Southern District of New York unsealed a False Claims Act lawsuit, United States of America ex rel. NPT Associates v. Laboratory Corporation of America Holdings, which alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare business. The Plaintiff's Third Amended Complaint further alleges that the Company's billing practices violated the False Claims Acts of 14 states and the District of Columbia. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. The Company's Motion to Dismiss was granted in October 2014 and Plaintiff was granted the right to replead. On January 11, 2016, Plaintiff filed a motion requesting leave to file an amended complaint under seal and to vacate the briefing schedule for the Company's Motion to Dismiss, while the government reviewed the amended complaint. The Court granted the motion and vacated the briefing dates. Plaintiff then filed the Amended Complaint under seal. On August 24, 2021, the U.S. government filed a notice indicating that it did not intend to intervene in the matter. On October 27, 2021, the Fourth Amended Complaint was unsealed. The Fourth Amended Complaint is similar to the Third Amended Complaint in that it alleges that the Company offered UnitedHealthcare kickbacks in the form of discounts in return for Medicare and Medicaid business, and it further alleges that the Company unlawfully charged Medicare amounts substantially in excess of its alleged usual charges. Similar to the Third Amended Complaint, the Fourth Amended Complaint alleges violations of the federal False Claims Act and the False Claims Act of 14 states and the District of Columbia. On February 3, 2022, the Company filed a Motion to Dismiss all claims. On August 29, 2022, the Court entered an order granting the Motion to Dismiss and declining to exercise supplemental jurisdiction over the state law claims. Plaintiff did not appeal the Court's order.
In addition, the Company has received various other subpoenas since 2007 related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas has intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas health care providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney's fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company's Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid's alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the Court entered a Judgment. Plaintiffs filed a Notice of Appeal with respect to the Court's order granting the Company's Motion for Partial Summary Judgment, referenced above. The Company will vigorously defend the lawsuit.

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
In December 2014, the Company received a Civil Investigative Demand issued pursuant to the U.S. False Claims Act from the U.S. Attorney's Office for South Carolina, which requested information regarding alleged remuneration and services provided by the Company to physicians who also received draw and processing/handling fees from competitor laboratories Health Diagnostic Laboratory, Inc. (HDL) and Singulex, Inc. (Singulex). The Company cooperated with the request. On April 4, 2018, the U.S. District Court for the District of South Carolina, Beaufort Division, unsealed a False Claims Act lawsuit, United States of America ex rel. Scarlett Lutz, et al. v. Laboratory Corporation of America Holdings, which alleges that the Company's financial relationships with referring physicians violate federal and state anti-kickback statutes. The Plaintiffs' Fourth Amended Complaint further alleges that the Company conspired with HDL and Singulex in violation of the Federal False Claims Act and the California and Illinois insurance fraud prevention acts by facilitating HDL's and Singulex's offers of illegal inducements to physicians and the referral of patients to HDL and Singulex for laboratory testing. The lawsuit seeks actual and treble damages and civil penalties for each alleged false claim, as well as recovery of costs, attorney's fees, and legal expenses. Neither the U.S. government nor any state government has intervened in the lawsuit. The Company filed a Motion to Dismiss seeking the dismissal of the claims asserted under the California and Illinois insurance fraud prevention statutes, the conspiracy claim, the reverse False Claims Act claim, and all claims based on the theory that the Company performed medically unnecessary testing. On January 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss. The Court dismissed the Plaintiffs' claims based on the theory that the Company performed medically unnecessary testing, the claims asserted under the California and Illinois insurance fraud prevention statutes, and the reverse False Claims Act claim. The Court denied the Motion to Dismiss as to the conspiracy claim. On March 12, 2021, the Company filed a Motion for Summary Judgment related to all remaining claims. On June 16, 2021, the Court denied the Company’s Motion for Summary Judgment. In December 2022, the parties reached a settlement to resolve the lawsuit.
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the Court entered an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. On August 26, 2021, Plaintiffs filed a Motion for Class Certification. On February 13, 2023, the Court entered an order denying Plaintiffs' Motion for Class Certification. On December 29, 2021, a related lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the Court entered an order granting the Company's Motion to Dismiss. The Company will vigorously defend the lawsuits.
On April 1, 2019, Covance Research Products was served with a Grand Jury Subpoena issued by the Department of Justice (DOJ) in Miami, Florida requiring the production of documents related to the importation into the United States of live non-

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

human primate shipments originating from or transiting through China, Cambodia, and/or Vietnam from April 1, 2014 through March 28, 2019. The Company is cooperating with the DOJ.
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
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the remaining patent at issue, finding that the Company willfully infringed Ravgen's patent, and awarded damages of $272 million. Plaintiff has filed post-trial motions seeking enhanced damages of up to $817 million based on the finding of willfulness, as well as attorney's fees and costs. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and the Company has filed an appeal of this decision.
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
There are various other pending legal proceedings involving the Company including, but not limited to, additional employment-related lawsuits, professional liability lawsuits, and commercial lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, the likelihood of loss is remote and any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial condition, results of operations, or cash flows, either individually or in the aggregate.
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
15.  PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various U.S. defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. Total expense, for the years ended December 31, 2022, 2021, and 2020, was $183.1, $168.9 and $141.8, respectively.
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
Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2022	2021	2020	2022	2021	2020
Service cost for benefits earned	$2.8	$3.9	$5.1	2.6	2.4	2.1
Interest cost on benefit obligation	9.1	8.3	11.1	10.1	8.1	10.9
Expected return on plan assets	(12.9)	(17.3)	(14.9)	(18.0)	(16.3)	(16.6)
Net amortization and deferral	4.6	10.0	9.7	0.9	2.1	0.4
Expected participant contributions	—	—	—	—	—	(0.1)
Settlements	4.1	3.7	—	(1.1)	—	—
Defined-benefit plan costs	$7.7	$8.6	$11.0	(5.5)	(3.7)	(3.3)

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Service costs are the only component of net periodic benefit costs recorded within Operating income. For the year ended December 31, 2022, the Company recognized a partial plan settlement charge of $3.0 as a component of Other, net.
The amounts recognized in accumulated other comprehensive earnings are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2022	2021	2022	2021
Net actuarial loss in accumulated other comprehensive earnings	$60.9	$66.9	$22.0	$58.8
Change in Projected Benefit Obligation
The change in the projected benefit obligation as of December 31, 2022, and December 31, 2021, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2022	2021	2022	2021
Balance at beginning of the year	$333.3	$369.8	$633.8	$690.1
Service cost	2.8	3.9	2.6	2.4
Interest cost	9.1	8.3	10.1	8.1
Actuarial (gain) loss	(58.4)	(18.0)	(212.0)	(34.7)
Benefits and administrative expenses paid	(27.3)	(30.7)	(21.5)	(22.2)
Foreign currency exchange rate changes	—	—	(60.4)	(9.9)
Balance at end of the year	$259.5	$333.3	$352.6	$633.8
The accumulated benefit obligation as of December 31, 2022 and 2021 was $259.5 and $333.3, respectively for the U.S. Plans and $352.6 and $633.8, respectively for the Non-U.S. Plans.
Change in Fair Value of Plan Assets
The change in plan assets as of December 31, 2022, and December 31, 2021, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2022	2021	2022	2021
Balances at beginning of the year	$299.9	$300.9	$544.6	$535.6
Company contributions	—	—	15.7	14.3
Actual return on plan assets	(48.2)	27.5	(157.5)	22.3
Benefits and administrative expenses paid	(24.9)	(28.5)	(16.9)	(21.7)
Foreign currency exchange rate changes	—	—	(54.0)	(5.9)
Fair value of plan assets at end of year	$226.8	$299.9	$331.9	$544.6
Change in Funded Status and Reconciliation of Amounts Recorded in the Balance Sheet
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheet as of December 31, 2022, and December 31, 2021, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2022	2021	2022	2021
Funded status	$32.7	$33.4	$20.7	$89.2

Recorded as:
Other assets	$2.2	$13.4	$7.0	$—
Accrued expenses and other	2.4	2.4	0.6	0.6
Other liabilities	32.5	44.4	27.1	88.6

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Assumptions
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2022	2021	2020	2022	2021	2020
Discount rate	2.8%	2.4%	3.3%	2.1%	1.1%	1.7%
Salary increases	N/A	N/A	N/A	2.0%	2.0%	3.1%
Expected long term rate of return	4.5%	6.0%	6.0%	3.7%	3.1%	3.5%
Cash balance interest credit rate	4.0%	4.0%	4.0%	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2022 retirement plan expense of $0.8 for the U.S. Plans. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2022 retirement plan expense of $2.8 for the Non-U.S. Plans.
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2022	2021	2022	2021
Discount rate	5.5%	2.8%	4.8%	1.8%
Salary increases	N/A	N/A	2.0%	2.0%
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
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2022 pension expense of $3.0 for the U.S. Plans. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2022 pension expense of $5.0 for the Non-U.S. Plans.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Plan Assets
The fair values of the assets at December 31, 2022, and 2021, by asset category are as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$3.9	$—	$3.9
U.S. equity index funds		—	39.6	39.6
International equity index funds		—	17.0	17.0
Real estate		—	5.0	5.0
General bond index funds		—	161.3	161.3
Total fair value		$3.9	$222.9	$226.8

Non U.S. Plans
Cash and cash equivalents	Level 1	$3.4	$—	$3.4
Annuities	Level 3	60.1	—	60.1
Pooled investment funds		—	268.4	268.4
Total fair value		$63.5	$268.4	$331.9

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$4.3	$—	$4.3
U.S. equity index funds		—	52.5	52.5
International equity index funds		—	22.1	22.1
Real estate index fund		—	7.6	7.6
General bond index funds		—	213.4	213.4
Total fair value		$4.3	$295.6	$299.9

Non U.S. Plans
Cash and cash equivalents	Level 1	$19.5	$—	$19.5
Annuities	Level 3	97.9	—	97.9
Pooled investment funds		—	427.2	427.2
Total fair value		$117.4	$427.2	$544.6
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

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at January 1, 2021	$58.7
Actual return on plan assets	39.2
Balance at December 31, 2021	97.9
Actual return on plan assets	(37.8)
Balance at December 31, 2022	$60.1
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The weighted average asset allocation of the plan assets as of December 31, 2022, by asset category is as follows:

	December 31, 2022
	U.S. Plans	Non-U.S. Plans
Equity securities	24.5%	43.4%
Debt securities	71.0%	33.9%
Annuities	—%	18.1%
Real estate	2.5%	3.6%
Other	2.0%	1.0%
The weighted average target asset allocation of the plan assets is as follows:

	U.S. Plans			Non U.S. Plans
Equity securities	17.0%	to	32.5%	35.0%	to	45.0%
Debt securities	61.0%	to	81.0%	30.0%	to	40.0%
Annuities	—%	to	—%	10.0%	to	20.0%
Real estate	0.5%	to	4.3%	—%	to	10.0%
Other	—%	to	5.0%	—%	to	5.0%
Pension Funding and Cash Flows
The Company expects to make approximately $18.2 in required contributions to its defined benefit pension plans during 2023. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2023, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
The estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

	U. S. Plans	Non-U. S. Plans
2023	$25.7	$14.8
2024	25.4	16.1
2025	25.4	16.0
2026	24.5	17.1
2027	23.6	17.9
Years 2028 to 2037	106.6	95.3
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
Post-retirement Medical Plan
The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2022	2021	2020
Interest cost on benefit obligation	$0.1	$0.1	$0.2
Net amortization and deferral	0.2	0.3	0.4
Post-retirement medical plan costs	$0.3	$0.4	$0.6
Amounts included in accumulated other comprehensive earnings consist of unamortized net (income) loss of $(0.2) and $0.8.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2022	2021
Balance at January 1	$5.2	$6.2
Interest cost on benefit obligation	0.1	0.1
Actuarial loss	(0.9)	(0.5)
Benefits paid	(0.5)	(0.6)
Balance at December 31	$3.9	$5.2

Recorded as:
Accrued expenses and other	$0.6	$0.7
Other liabilities	3.3	4.5
	$3.9	$5.2
The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 5.5% and 2.7% as of December 31, 2022, and 2021, respectively. The healthcare cost trend rate was removed due to the expectation of future funding to be at the same level as the previous year's funding.
The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2023	$0.6
2024	0.6
2025	0.5
2026	0.4
2027	0.3
Years 2028 and thereafter	1.1
Deferred Compensation Plan
The Company has Deferred Compensation Plans (DCP) under which certain of its executives may elect to defer up to 100.0% of their annual cash incentive pay and/or up to 50.0% of their annual base salary and/or eligible commissions subject to annual limits established by the U.S. government. The DCP provides executives a tax efficient strategy for retirement savings and capital accumulation without significant cost to the Company. The Company makes no contributions to the DCP. Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant, which is used for measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. The amounts accrued under these plans were $96.9 and $104.4 at December 31, 2022, and 2021, respectively. Deferred amounts are the Company's general unsecured obligations and are subject to claims by the Company's creditors. The Company's general assets may be used to fund obligations and pay DCP benefits.
16.   FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2022, and 2021 were as follows:

			Fair Value Measurements as of
			December 31, 2022
	Balance Sheet Classification	Fair Value as of December 31, 2022	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities, net	45.7	—	45.7	—
Interest rate swaps	Other liabilities, net	79.7	—	79.7	—
Cash surrender value of life insurance policies	Other assets, net	100.7	—	100.7	—
Deferred compensation liability	Other liabilities	96.9	—	96.9	—
Contingent consideration	Accrued expenses and other; Other liabilities	77.4	—	—	77.4

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

			Fair Value Measurements as of
			December 31, 2021
	Balance Sheet Classification	Fair Value as of December 31, 2021	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.3	$—	$16.3	$—
Cross currency swaps	Other liabilities, net	32.8	—	32.8	—
Interest rate swaps	Other assets, net	2.9	—	2.9	—
Cash surrender value of life insurance policies	Other assets, net	106.4	—	106.4	—
Deferred compensation liability	Other liabilities	104.4	—	104.4	—
Investment in equity securities	Other current assets	10.9	10.9	—	—
Contingent consideration	Other liabilities	21.9	—	—	21.9

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at January 1, 2021	$13.9
Addition	9.1
Cash payments and adjustments	(1.1)
Balance at December 31, 2021	21.9
Addition	68.3
Cash payments and adjustments	(12.8)
Balance at December 31, 2022	$77.4
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. During the year ended December 31, 2022, the carrying value of the noncontrolling interest put decreased by $0.2 for foreign currency translation.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $4,973.9 and $5,841.1 as of December 31, 2022, and 2021, respectively. The Company's note and debt instruments are considered Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
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
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		December 31, 2022			December 31, 2021
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Derivatives Designated as Hedging Instruments
Interest rate swap	Other assets, net/Other liabilities	—	79.7	500.0	2.9	—	500.0
Cross currency swaps	Other liabilities	—	45.7	600.0	—	32.8	600.0

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount included in other comprehensive income			Amounts reclassified to the Statement of Operations
	Year Ended December 31,			Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Interest rate swap contracts	$—	$—	$0.8	$—	$—	$1.6
Cross currency swaps	$(12.9)	$7.6	$(43.6)	$0.9	$—	$—
The Company recognized a gain of $1.6 on the extinguishment of its interest rate swap agreement in the year December 31, 2020 in connection with the redemption of the 4.625% Senior Notes due 2020. No gains or losses from derivative instruments classified as hedging instruments were recognized into income for the year ended December 31, 2021. In May 2022, the Company reclassified a gain of $0.9 to the Consolidated Statement of Operations within other, net, due to the exit of $300.0 of the cross-currency swap agreements.
18.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2022	2021	2020
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$197.1	$194.7	$216.6
Income taxes, net of refunds	504.7	1,000.0	500.0
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	(3.9)	11.8	(1.2)
19.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the years ended December 31, 2022, 2021, and 2020. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. These changes align with how the CODM now evaluates segment performance and allocates resources. Prior periods have been conformed for comparability. Segment asset information is not presented because it is not used by the CODM at the segment level.

	2022	2021	2020
Revenues:
Dx	$9,203.5	$10,363.6	$9,253.4
DD	5,710.2	5,845.5	4,877.7
Intercompany eliminations and other	(36.9)	(88.2)	(152.6)
Total revenues	$14,876.8	$16,120.9	$13,978.5

Operating Earnings:
Dx segment operating income	$2,025.5	$3,205.6	$2,801.3
DD segment operating income	801.1	887.1	721.6
Segment operating income	2,826.6	4,092.7	3,522.9
General corporate and unallocated expenses	(438.1)	(420.5)	(299.4)
Amortization of intangibles and other assets	(259.3)	(369.6)	(275.4)
Restructuring and other charges	(83.8)	(43.1)	(40.6)
Goodwill and other asset impairments	(271.5)	—	(462.1)
Total operating income	$1,773.9	$3,259.5	$2,445.4

	2022	2021	2020
Depreciation
Dx	$227.1	$238.7	$222.6
DD	143.8	134.3	124.7
General corporate	3.7	2.6	2.0
Total depreciation	$374.6	$375.6	$349.3

Geographic Distribution of property, plant and equipment, net:

	December 31, 2022
	Dx	DD	Total
North America	$1,669.2	$730.0	$2,399.2
Europe	—	425.5	425.5
Other	—	131.5	131.5
Total property, plant and equipment, net	$1,669.2	$1,287.0	$2,956.2

	December 31, 2021
	Dx	DD	Total
North America	$1,507.3	$670.2	$2,177.5
Europe	—	449.9	449.9
Other	—	188.0	188.0
Total property, plant and equipment, net	$1,507.3	$1,308.1	$2,815.4

20.  SUBSEQUENT EVENTS