Form 10-Q
period 2023-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2023-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

The number of shares outstanding of the issuer's common stock is 88.6 million shares as of May 3, 2023.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$393.9	$430.0
Accounts receivable, net	2,344.8	2,222.0
Unbilled services	705.1	795.4
Supplies inventory	481.4	470.6
Prepaid expenses and other	769.8	707.0
Total current assets	4,695.0	4,625.0
Property, plant and equipment, net	2,944.1	2,956.2
Goodwill, net	8,116.0	8,121.0
Intangible assets, net	3,912.3	3,946.9
Joint venture partnerships and equity method investments	65.8	65.7
Deferred income taxes	7.7	7.6
Other assets, net	459.1	432.7
Total assets	$20,200.0	$20,155.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$880.7	$934.8
Accrued expenses and other	929.5	1,068.8
Unearned revenue	586.7	582.1
Short-term operating lease liabilities	181.2	185.5
Short-term finance lease liabilities	6.1	6.0
Short-term borrowings and current portion of long-term debt	301.4	301.3
Total current liabilities	2,885.6	3,078.5
Long-term debt, less current portion	5,052.3	5,038.8
Operating lease liabilities	668.3	679.7
Financing lease liabilities	82.0	83.6
Deferred income taxes and other tax liabilities	737.4	736.2
Other liabilities	413.6	422.8
Total liabilities	9,839.2	10,039.6
Commitments and contingent liabilities
Noncontrolling interest	19.3	18.9
Shareholders’ equity:
Common stock, 88.6 and 88.2 shares outstanding at March 31, 2023, and December 31, 2022, respectively	8.1	8.1
Additional paid-in capital	47.7	—
Retained earnings	10,729.9	10,581.7
Accumulated other comprehensive loss	(444.2)	(493.2)
Total shareholders’ equity	10,341.5	10,096.6
Total liabilities and shareholders’ equity	$20,200.0	$20,155.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$3,777.9	$3,899.6
Cost of revenues	2,803.2	2,666.7
Gross profit	974.7	1,232.9
Selling, general and administrative expenses	553.6	464.1
Amortization of intangibles and other assets	69.3	67.1
Goodwill and other asset impairments	2.2	1.2
Restructuring and other charges	8.6	12.6
Operating income	341.0	687.9
Other income (expense):
Interest expense	(50.7)	(42.2)
Equity method income, net	(2.1)	3.4
Investment income	2.2	1.1
Other, net	(12.6)	(10.1)
Earnings before income taxes	277.8	640.1
Provision for income taxes	64.5	148.0
Net earnings	213.3	492.1
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.5)
Net earnings attributable to Laboratory Corporation of America Holdings	$212.9	$491.6

Basic earnings per common share	$2.41	$5.27
Diluted earnings per common share	$2.39	$5.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net earnings	$213.3	$492.1
Foreign currency translation adjustments	48.1	(74.6)
Net benefit plan adjustments	1.2	2.2
Other comprehensive earnings (loss) before tax	49.3	(72.4)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.3)	(0.6)
Other comprehensive earnings (loss), net of tax	49.0	(73.0)
Comprehensive earnings	262.3	419.1
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.5)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$261.9	$418.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	491.6	—	491.6
Other comprehensive earnings (loss), net of tax	—	—	—	(73.0)	(73.0)
Issuance of common stock under employee stock plans	—	18.2	—	—	18.2
Net share settlement tax payments from issuance of stock to employees	—	(27.3)	—	—	(27.3)
Stock compensation	—	38.2	—	—	38.2
BALANCE AT MARCH 31, 2022	$8.5	$29.1	$10,948.4	$(264.9)	$10,721.1

BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	212.9	—	212.9
Other comprehensive earnings (loss), net of tax	—	—	—	49.0	49.0
Dividends declared	—	—	(64.7)	—	(64.7)
Issuance of common stock under employee stock plans	—	27.6	—	—	27.6
Net share settlement tax payments from issuance of stock to employees	—	(20.5)	—	—	(20.5)
Stock compensation	—	40.6	—	—	40.6
BALANCE AT MARCH 31, 2023	$8.1	$47.7	$10,729.9	$(444.2)	$10,341.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$213.3	$492.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	165.9	161.5
Stock compensation	40.6	38.2
Operating lease right-of-use asset expense	47.8	48.9
Goodwill and other asset impairments	2.2	1.2
Deferred income taxes	1.8	(19.0)
Other	5.8	(3.6)
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease (increase) in accounts receivable	(117.5)	20.4
Decrease (increase) in unbilled services	91.6	(84.5)
Increase in supplies inventory	(10.0)	(37.4)
Increase in prepaid expenses and other	(59.8)	(41.1)
Decrease in accounts payable	(56.4)	(5.5)
Increase (decrease) in unearned revenue	2.5	(2.9)
Decrease in accrued expenses and other	(206.6)	(212.3)
Net cash provided by operating activities	121.2	356.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(93.9)	(117.2)
Proceeds from sale of assets	0.1	1.0
Proceeds from sale or distribution of investments	—	0.4
Investments in equity affiliates	(6.1)	(2.2)
Acquisition of businesses, net of cash acquired	0.2	(455.1)
Net cash used for investing activities	(99.7)	(573.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	827.9	—
Payments on revolving credit facilities	(827.9)	—
Net share settlement tax payments from issuance of stock to employees	(20.5)	(27.3)
Net proceeds from issuance of stock to employees	27.6	18.2
Dividends paid	(64.4)	—
Other	(3.3)	(8.6)
Net cash used for financing activities	(60.6)	(17.7)
Effect of exchange rate changes on cash and cash equivalents	3.0	(4.4)
Net decrease in cash and cash equivalents	(36.1)	(239.2)
Cash and cash equivalents at beginning of period	430.0	1,472.7
Cash and cash equivalents at end of period	$393.9	$1,233.5

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
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Labcorp Drug Development (DD). For further financial information about these segments, see Note 11 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2023, Dx and DD contributed approximately 63% and 37%, respectively, of revenues to the Company.
On July 28, 2022, the Company announced that its board of directors authorized the Company to pursue a spin-off of its wholly owned Clinical Development and Commercialization Services business, which includes parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations. The planned spin-off will result in two independent, publicly traded companies. The spin-off is intended to be a tax-free transaction to the Company and its stockholders for United States (U.S.) federal income tax purposes and is expected to be effected through a dividend of the Clinical Development business’ shares to the Company's shareholders. The Company anticipates that, consistent with any applicable legal and tax requirements, there will be ongoing transitional and commercial arrangements to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off. The Company is targeting completion of the spin-off with an accelerated timeframe of mid-2023. The spin-off will be subject to the satisfaction of certain customary conditions, including, among others, the receipt of final approval by the Company's board of directors, the receipt of appropriate assurances regarding the tax-free nature of the separation, and the effectiveness of any required filings with the U.S. Securities and Exchange Commission (SEC).
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the SEC and do not contain certain information included in the Company’s fiscal year 2022 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
2.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three months ended March 31, 2023, and 2022, were as follows:

	For the Three Months Ended March 31, 2023				For the Three Months Ended March 31, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	17%	—%	—%	17%	17%	—%	—%	17%
Patients	8%	—%	—%	8%	5%	—%	—%	5%
Medicare and Medicaid	7%	—%	—%	7%	6%	—%	—%	6%
Third party	31%	—%	—%	31%	35%	—%	—%	35%
Total Dx revenues by payer	63%	—%	—%	63%	63%	—%	—%	63%
DD
Pharmaceutical, biotechnology and medical device companies	18%	12%	7%	37%	17%	13%	7%	37%
Total revenues	81%	12%	7%	100%	80%	13%	7%	100%
Revenues in the U.S. were $2,959.2 (78.3%) and $3,000.5 (76.9%) for the three months ended March 31, 2023, and 2022, respectively.
DD Contract costs
DD incurs costs to fulfill contracts with customers. Contract fulfillment costs include software implementation costs and setup costs for certain market access solutions.

	March 31, 2023	December 31, 2022
Sales commission assets	$38.3	$38.2
Deferred contract fulfillment costs	14.3	15.0
Total	$52.6	$53.2
Amortization related to sales commission assets and associated payroll taxes for the three months ended March 31, 2023, and 2022, was $8.4 and $7.2, respectively. Amortization related to deferred contract fulfillment costs for the three months ended March 31, 2023, and 2022, was $2.4 and $3.1, respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	March 31, 2023	December 31, 2022
Dx accounts receivable	$1,131.6	$1,046.9
DD accounts receivable	1,266.0	1,218.6
Less DD allowance for doubtful accounts	(52.8)	(43.5)
Accounts receivable	$2,344.8	$2,222.0

Gross unbilled services	$715.9	$805.9
Less reserve for unbilled services	(10.8)	(10.5)
Unbilled services	$705.1	$795.4

Unearned revenue	$586.7	$582.1
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $165.3 and $163.8 for the three months ended March 31, 2023, and 2022, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the three months ended March 31, 2023, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2022	$43.5	$10.5	$0.7	$54.7
Plus, credit loss expense	11.1	—	—	11.1
Less, write offs	(1.8)	0.3	—	(1.5)
Balance as of March 31, 2023	$52.8	$10.8	$0.7	$64.3
The credit loss expense in the first quarter primarily related to the the collection risk from several biotech receivable balances.
Performance Obligations Under Long-Term Contracts
Long-term contracts at the Company consist primarily of fully managed clinical studies within DD. The amount of existing performance obligations unsatisfied under such long-term contracts were $4,720.0 as of March 31, 2023. DD expects to recognize approximately 30.0% of the remaining performance obligations as of March 31, 2023, as revenue over the next 12 months. DD's long-term contracts generally range from 1 to 8 years.
Within DD, revenues of $10.4 and $31.7 were recognized during the three months ended March 31, 2023 and 2022, respectively, from performance obligations that were satisfied in previous periods. This revenue primarily relates to adjustments related to changes in scope in full service clinical studies, and to a lesser extent, changes in estimates.
3.    BUSINESS ACQUISITIONS
During the three months ended March 31, 2023, the Company recorded several measurement period adjustments for 2022 acquisitions, relating to final valuations and deferred tax true-ups. The adjustments include the following:

Measurement Period Adjustments During Three Months Ended March 31, 2023
Cash and cash equivalents	$0.2
Goodwill	(30.5)
Intangible assets	19.9
Total assets acquired	$(10.4)
Accrued expenses and other	(8.4)
Deferred income taxes	(2.0)
Total liabilities acquired	(10.4)
Net assets acquired	$—
During the three months ended March 31, 2022, the Company closed its acquisition of Personal Genome Diagnostics Inc. (PGDx), a leader in cancer genomics with a portfolio of comprehensive liquid biopsy and tissue-based products, for approximately $455.1 in cash. The preliminary purchase considerations for this acquisition were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $270.0 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $286.2. Inclusive of measurement period adjustments, approximately $136.6 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $346.8 were recorded as of March 31, 2023. The amortization period for technology intangible assets acquired from this business is 15 years. The acquisition was made primarily to complement and accelerate the Company’s existing liquid biopsy capabilities and expand the Company’s leading oncology portfolio of next-generation sequencing (NGS)-based genomic profiling capabilities. The transaction includes two milestone earnout payments, with one based on the successful development of the in-process testing and the other based on revenue. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The Company has several other acquisitions for which the purchase price allocation have not been finalized as of March 31, 2023.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Pro Forma Information
Had the Company's total 2022 acquisitions been completed as of January 1, 2022, the Company's pro forma results would have been as follows:

Three Months Ended March 31,
2022
Revenues	$3,943.0
Net earnings attributable to Laboratory Corporation of America Holdings	$490.9
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$212.9	88.4	$2.41	$491.6	93.2	$5.27
Dilutive effect of employee stock options and awards	—	0.6		—	0.8
Net earnings including impact of dilutive adjustments	$212.9	89.0	$2.39	$491.6	94.0	$5.23
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

	Three Months Ended March 31,
	2023	2022
Employee stock options and awards	0.6	0.3
5.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2023, are as follows:

	Dx	DD	Total
	March 31, 2023	March 31, 2023	March 31, 2023
Balance as of December 31, 2022	$4,533.5	$3,587.5	$8,121.0
Foreign currency impact and other adjustments to goodwill	(19.2)	14.2	(5.0)
Balance as of March 31, 2023	$4,514.3	$3,601.7	$8,116.0
The Company assesses goodwill and indefinite-lived intangibles for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company recognizes an impairment charge for the amount by which the reporting unit's carrying amount exceeds its fair value.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, the Company's business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers; increases in customer termination activity; or increases in operating costs.

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
The components of identifiable intangible assets are as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,723.8	$(1,605.4)	$3,118.4	$4,681.1	$(1,546.4)	$3,134.7
Patents, licenses and technology	574.8	(298.7)	276.1	574.1	(291.1)	283.0
Non-compete agreements	83.4	(56.3)	27.1	86.6	(50.5)	36.1
Trade name	16.4	(4.6)	11.8	16.4	(3.5)	12.9
Land use right	10.3	(9.0)	1.3	10.3	(8.8)	1.5
Canadian licenses	468.9	—	468.9	468.7	—	468.7
Other	14.2	(5.5)	8.7	14.2	(4.2)	10.0
	5,891.8	(1,979.5)	3,912.3	5,851.4	(1,904.5)	3,946.9
Amortization of intangible assets for the three months ended March 31, 2023, and 2022, was $69.3 and $67.1, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $206.2 for the remainder of fiscal 2023, $267.5 in fiscal 2024, $255.3 in fiscal 2025, $245.5 in fiscal 2026, $233.9 in fiscal 2027, and $2,141.3 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2023, and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
4.00% senior notes due 2023	$300.0	$300.0
Debt issuance costs	(0.3)	(0.4)
Current portion of note payable	1.7	1.7
Total short-term borrowings and current portion of long-term debt	$301.4	$301.3
Long-term debt at March 31, 2023, and December 31, 2022, consisted of the following:

	March 31, 2023	December 31, 2022
2.30% senior notes due 2024	$400.0	$400.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	432.7	420.3
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(32.4)	(33.8)
Note payable	2.0	2.3
Total long-term debt	$5,052.3	$5,038.8
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $67.3 at March 31, 2023.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There were no balances outstanding on the Company's current revolving credit facility as of March 31, 2023 and December 31, 2022. As of March 31, 2023, the effective interest rate on the revolving credit facility was 5.63%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at March 31, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
There were $84.5 in outstanding letters of credit as of March 31, 2023.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2023, and December 31, 2022.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2022	88.2
Shares issued under employee stock plans	0.4
Common shares at March 31, 2023	88.6
Share Repurchase Program
As of March 31, 2023, the Company had outstanding authorization from the board of directors to purchase up to $1,531.5 of the Company's common stock. The repurchase authorization has no expiration.
Dividends
For the three months ended March 31, 2023, the Company paid $64.4 in common stock dividends. On April 6, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $64.7 in the aggregate. The dividend will be payable on June 8, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on May 18, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2022	$(462.3)	$(30.9)	$(493.2)
Current year adjustments	48.1	10.3	58.4
Pension settlement charge	—	(7.9)	(7.9)
Amounts reclassified from accumulated other comprehensive income	—	(1.2)	(1.2)
Tax effect of adjustments	—	(0.3)	(0.3)
Balance as of March 31, 2023	$(414.2)	$(30.0)	$(444.2)

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
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2009, the Company received a subpoena from the State of Michigan Department of Attorney General seeking documents related to its billing to Michigan Medicaid. The Company cooperated with this request. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas has intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas health care providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney's fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company's Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid's alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
November 11, 2022, the court entered a Judgment. Plaintiffs filed a Notice of Appeal with respect to the court's order granting the Company's Motion for Partial Summary Judgment, referenced above. The Company will vigorously defend the lawsuit.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the court entered an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. On August 26, 2021, Plaintiffs filed a Motion for Class Certification. On February 13, 2023, the court entered an order denying Plaintiffs' Motion for Class Certification. On February 27, 2023, Plaintiffs filed a Petition for Permission to Appeal the court’s order with the U.S. Court of Appeals for the Fourth Circuit. On April 5, 2023, the Fourth Circuit denied Plaintiffs’ Petition.On December 29, 2021, a related lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the court entered an order granting the Company's Motion to Dismiss. On March 13, 2023, Plaintiffs filed a Notice of Appeal. The Company will vigorously defend the lawsuits.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company's Petition for Permission to Appeal the Order Granting Class Certification. The Company will vigorously defend the lawsuit.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the remaining patent at issue, finding that the Company willfully infringed Ravgen's patent, and awarded damages of $272.0. Plaintiff has filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney's fees and costs. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and the Company has filed an appeal of this decision.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On February 24, 2022, the parties entered into a Memorandum of Understanding of the terms of a settlement of the Bermejo I and Bermejo II lawsuits and on March 17, 2023, the court issued a preliminary approval of the parties’ settlement agreement of the Bermejo I lawsuit, but the Bermejo II lawsuit settlement is still pending Court approval.
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
On November 23, 2021, the Company was served with a single plaintiff Private Attorney General Act lawsuit, Poole v. Laboratory Corporation of America, filed in the Superior Court of California, County of Kern, alleging various violations of the California Labor Code, including that Plaintiff was not properly paid wages owed, not properly paid meal and rest break premiums, not reimbursed for certain business related expenses, and other allegations including the untimely payment of wages and receipt of inaccurate wage statements. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney's fees and costs. The case was removed to the U.S. District Court for the Eastern District of California. A settlement of the Bermejo I and Bermejo II lawsuits, if approved by the court, will resolve the portion of the Poole lawsuit relating to service representatives and senior service representatives.
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
In April 2023, the Company received Civil Investigative Demands issued by the DOJ in Washington, D.C. requiring the production of information related to the Medicare billing rule regarding reimbursement for laboratory testing performed for hospital patients. The Company is cooperating with the DOJ.

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
9.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2023, and December 31, 2022, is as follows:

			Fair Value Measurements as of
			March 31, 2023
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	March 31, 2023	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.1	$—	$15.1	$—
Cross currency swaps	Other liabilities	48.5	—	48.5	—
Interest rate swaps	Other liabilities	67.3	—	67.3	—
Cash surrender value of life insurance policies	Other assets, net	106.4	—	106.4	—
Deferred compensation liability	Other liabilities	102.7	—	102.7	—
Contingent consideration	Accrued expenses and other; Other liabilities	69.0	—	—	69.0

			Fair Value Measurements as of
			December 31, 2022
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2022	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities, net	45.7	—	45.7	—
Interest rate swaps	Other liabilities, net	79.7	—	79.7	—
Cash surrender value of life insurance policies	Other assets, net	100.7	—	100.7	—
Deferred compensation liability	Other liabilities	96.9	—	96.9	—
Contingent consideration	Accrued expenses and other; Other liabilities	77.4	—	—	77.4

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2022	$77.4
Adjustments	(8.4)
Balance as of March 31, 2023	$69.0
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
The Company offers certain employees the opportunity to participate in an employee-funded deferred compensation plan (DCP). A participant's deferrals are allocated by the participant to one or more of 26 measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participant's allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $5,082.0 and $4,973.9 as of March 31, 2023, and December 31, 2022, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. These cross currency swaps are included in other long-term liabilities as appropriate with an aggregate fair value of $48.5 and $45.7 as of March 31, 2023 and December 31, 2022, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statement of Comprehensive Earnings.
10.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2023	2022
Cash paid during period for:
Interest	$70.4	$20.6
Income taxes, net of refunds	33.0	28.9
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	(4.2)	(9.2)

11.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2023, and 2022. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM. Segment asset information is not presented because it is not used by the CODM at the segment level.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The Corporate costs not allocated to segments include the costs of centralized functions other charges such as acquisition expenses, spin off costs and COVID-19 related costs not deemed to relate to segment. Centralized functions include corporate governance, executive management and related human resources, finance, legal, risk management, and information technology functions.

	Three Months Ended March 31,
	2023	2022
Revenues:
Dx	$2,382.8	$2,454.1
DD	1,401.3	1,459.3
Intercompany eliminations and other	(6.2)	(13.8)
Total revenues	$3,777.9	$3,899.6

Operating Earnings:
Dx segment operating income	$441.5	$683.1
DD segment operating income	123.9	168.6
Segment operating income	565.4	851.7
General corporate and unallocated expenses	(144.3)	(82.9)
Amortization of intangibles and other assets	(69.3)	(67.1)
Restructuring and other charges	(8.6)	(12.6)
Goodwill and other asset impairments	(2.2)	(1.2)
Total operating income	$341.0	$687.9
12.  SUBSEQUENT EVENTS
On May 3, 2023, the Company entered into agreements to create a comprehensive strategic relationship with Jefferson Health (Jefferson), the largest health system serving the greater Philadelphia area and Southern New Jersey. When complete, the arrangements between Jefferson and the Company will serve to build academic collaborations around teaching and the development of innovative tests. The new strategic collaboration will deliver efficiency and comprehensive laboratory aspects of healthcare for the communities served by Jefferson through the Company's leading clinical laboratory services, robust data and digital tools and extensive network of patient service centers. The transaction is expected to close by mid-year 2023, subject to customary closing conditions and applicable regulatory approvals.

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
45.risks associated with the impact, timing, expected benefits and costs, or terms of the planned spin-off of the Company’s Clinical Development and Commercialization Services (CDCS) business, which includes the parts of its DD segment focused on providing Phase I-IV clinical trial management, market access, and technology solutions to pharmaceutical and biotechnology organizations, including but not limited to (i) uncertainties as to the completion and timing of the transaction; (ii) the failure to obtain appropriate assurances regarding the tax-free nature of the spin-off; (iii) the failure to obtain receipt of required regulatory approvals; (iv) the effect of the announcement or pendency of the transaction on the Company’s business relationships, operating results, and business generally; (v) unexpected issues that arise in the continued planning for the transaction; (vi) the failure to have the Form 10 registration statement that will be filed with the SEC declared effective on a timely basis, or at all; (vii) risks that the proposed transaction disrupts current plans and operations of Labcorp or CDCS; (viii) potential difficulties attracting or retaining Company or CDCS employees as a result of the spin-off announcement, pendency or completion of the spin-off; (ix) risks related to diverting management’s attention from the Company and CDCS’ ongoing business operations; (x) the ability of the Company to successfully separate CDCS operations from the Company’s ongoing operations; (xi) market

INDEX

receptiveness to effect transactions in the capital markets; and (xii) market reaction to the announcement and planning for the transaction; and
46.the effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, the end of the federal Public Health Emergency, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.
GENERAL (dollars in millions, except per share data)
Revenues for the three months ended March 31, 2023, were $3,777.9, a decrease of 3.1% from $3,899.6 during the three months ended March 31, 2022. The decrease was due to organic revenue of 3.6% and unfavorable foreign currency translation of 0.7%, partially offset by acquisitions, net of divestitures, of 1.2%. The 3.6% decrease in organic revenue was driven by a 11.6% decrease in COVID-19 PCR and antibody testing (COVID-19 Testing), partially offset by a 7.9% increase in the company's organic Base Business. Base Business includes Labcorp's operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.
Spin-Off of the Company's CDCS Business
On July 28, 2022, the Company announced that the Board of Directors authorized the Company to pursue a spin-off of the Company’s wholly owned CDCS business to its shareholders through a tax-free transaction. The planned spin-off will result in two independent companies, each poised for strong, sustainable growth. On January 9, 2023, Thomas (Tom) Pike joined the Company as president and chief executive officer of its DD Clinical Development business unit, and when the planned spin-off is complete, Mr. Pike will become the chief executive officer and chairman of the board of directors of the independent, publicly listed company. On February 9, 2023, the Company announced that the name of the CDCS business will become Fortrea in connection with the planned spin-off.
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

INDEX

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

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2023, compared with three months ended March 31, 2022
Revenues

	Three Months Ended March 31,
	2023	2022	Change
Dx	$2,382.8	$2,454.1	(2.9)%
DD	1,401.3	1,459.3	(4.0)%
Intercompany eliminations and other	(6.2)	(13.8)	55.1%
Total	$3,777.9	$3,899.6	(3.1%)
Total revenues for the three months ended March 31, 2023, were $3,777.9, a decrease of 3.1% over $3,899.6 in the first quarter of 2022. The decrease was due to lower organic revenue of 3.6% and unfavorable foreign currency translation of 0.7%, partially offset by acquisitions net of divestitures of 1.2%. The 3.6% decrease in organic revenue was driven by a 11.6% decrease in COVID-19 Testing, partially offset by a 7.9% increase in the Company's organic Base Business.
Dx revenues for the three months ended March 31, 2023, were $2,382.8, a decrease of 2.9% over $2,454.1 in the first quarter of 2022. The decrease was due to organic revenue of 4.7% and unfavorable foreign currency translation of 0.3%, partially offset by acquisitions of 2.0%. The 4.7% decrease in organic revenue was due to a 18.4% decrease in COVID-19 Testing, partially offset by a 13.7% increase in the Base Business. Total Base Business growth compared to the Base Business in the prior year was 19.8%, which includes the benefit from the Ascension lab management agreement of approximately 7% as well as the positive impact from weather and revenue days of approximately 2%.
Dx total volume (measured by requisitions) for the three months ended March 31, 2023, decreased by 3.3% as organic volume decreased by 5.6% and acquisition volume contributed 2.3%. Organic volume was impacted by a 12.7% decrease in COVID-19 Testing, partially offset by a 7.1% increase in Base Business. Price/mix increased by 0.4% due to Base Business growth of 6.6%, partially offset by a decrease in COVID-19 Testing of 5.7%, unfavorable foreign currency translation of 0.3%, and lower acquisitions of 0.2%. Base Business volume was up 11.0% compared to the Base Business last year, which includes the combined favorable impact from weather and revenue days of approximately 2%. Price/mix was up 8.8% in the Base Business compared to the Base Business last year, which includes the benefit of the Ascension lab management agreement.
DD revenues for the three months ended March 31, 2023, were $1,401.3, a decrease of 4.0% over $1,459.3 in the first quarter of 2022. The decrease was primarily due to an organic decline of 2.4%, unfavorable foreign currency translation of 1.5%, and unfavorable acquisitions net of divestitures of 0.1%. The decrease in organic revenue was negatively impacted by approximately 8.0% due to non-human primate (NHP) related constraints, reduced COVID-19 vaccine and therapeutic work, and the loss of a functional services provider (FSP) contract. Our backlog expected to be recognized in the next 12 months decreased from approximately 30% at December 31, 2022, to approximately 29.5% at March 31, 2023, as a result of an increase in the average contract length.
Cost of Revenues

	Three Months Ended March 31,
	2023	2022	Change
Cost of revenues	$2,803.2	$2,666.7	5.1%
Cost of revenues as a % of revenues	74.2%	68.4%
Cost of revenues increased 5.1% during the three months ended March 31, 2023, as compared with the corresponding period in 2022. Cost of revenues as a percentage of revenues during the three months ended March 31, 2023, increased to 74.2% as compared to 68.4% in the corresponding period in 2022. This increase in cost of revenues as a percent of revenues

INDEX

was primarily due to a reduction in COVID-19 Testing revenues, the impact of the Ascension Management Service Agreement, and higher personnel expenses, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Change
Selling, general and administrative expenses	$553.6	$464.1	19.3%
Selling, general and administrative expenses as a % of revenues	14.7%	11.9%
Selling, general and administrative expenses as a percentage of revenues were 14.7% and 11.9% during the three months ended March 31, 2023, and 2022, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues and spin off transaction costs.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2023	2022	Change
Amortization of intangibles and other assets	$69.3	$67.1	3.3%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to March 31, 2022.
Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2023	2022	Change
Goodwill and other asset impairments	$2.2	$1.2	83.3%
The Company recorded impairment charges of $2.2 in capitalized software costs during the three months ended March 31, 2023. The Company recorded impairment charges of $1.2 in other assets in Ukraine and Russia during the three months ended March 31, 2022.
Restructuring and Other Charges

	Three Months Ended March 31,
	2023	2022	Change
Restructuring and other charges	$8.6	$12.6	(31.7)%
During the three months ended March 31, 2023, the Company recorded net restructuring and other charges of $8.6. The charges were comprised of $4.9 related to severance and other personnel costs and $4.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the increase of $0.7 of previously established severance liabilities and the reversal of previously established liability of $0.3 in unused facility-related costs.
During the three months ended March 31, 2022, the Company recorded net restructuring and other charges of $12.6. The charges were comprised of $5.4 related to severance and other personnel costs and $7.7 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.4 in unused severance costs and $0.1 in unused facility-related costs.
Interest Expense

	Three Months Ended March 31,
	2023	2022	Change
Interest expense	$(50.7)	$(42.2)	20.1%
The increase in interest expense for the three months ended March 31, 2023, as compared with the corresponding period in 2022, is primarily due to the increased interest rates on variable rate debt and higher borrowings under the Credit Facility.
Equity Method Income

	Three Months Ended March 31,
	2023	2022	Change
Equity method income, net	$(2.1)	$3.4	(160.2)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended March 31, 2023,

INDEX

as compared with the corresponding period in 2022, was primarily due to the decreased profitability of the Company's joint ventures in 2023.
Other, net

	Three Months Ended March 31,
	2023	2022	Change
Other, net	$(12.6)	$(10.1)	24.5%
 The change in Other, net for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, is primarily due to investment losses of $1.5 for the three months ended March 31, 2023 compared to investment gains of $8.0 for the corresponding period of 2022. In addition, foreign currency transaction losses of $2.9 were recognized for the three months ended March 31, 2023 as compared to losses of $2.6 for the corresponding period of 2022.
Income Tax Expense

	Three Months Ended March 31,
	2023	2022	Change
Income tax expense	$64.5	$148.0	(56.4)%
Income tax expense as a % of earnings before income taxes	23.2%	23.1%
The current year effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and the disallowance of certain executive compensation which are partially offset by research and development tax credits and favorable foreign rate differentials. The prior year effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes which were partially offset by windfall stock compensation deductions and favorable foreign rate differentials.
Operating Income by Segment
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19-related costs, and other special items. These changes align with how the CODM now evaluates segment performance and allocates resources. Prior periods have been conformed for comparability.

	Three Months Ended March 31,
	2023	2022	Change
Dx segment operating income	$441.5	$683.1	(35.4)%
Dx segment operating margin	18.5%	27.8%	(9.3)%
DD segment operating income	123.9	168.6	(26.5)%
DD segment operating margin	8.8%	11.6%	(2.7)%
Segment operating income	565.4	851.7	(33.6)%
General corporate and unallocated expenses	(144.3)	(82.9)	74.1%
Amortization of intangibles and other assets	(69.3)	(67.1)	3.3%
Restructuring and other charges	(8.6)	(12.6)	(31.7)%
Goodwill and other asset impairments	(2.2)	(1.2)	83.3%
Total operating income	$341.0	$687.9	(50.4)%
Dx operating income was $441.5 for the three months ended March 31, 2023, a decrease of $241.6 over operating income of $683.1 in the corresponding period of 2022, and Dx operating margin decreased 930 basis points year-over-year. The decrease in adjusted operating income and adjusted operating margin was due to a reduction in COVID-19 Testing. Excluding COVID-19 Testing, operating income and margin were up due to the benefit of Base Business organic growth and LaunchPad savings, which were partially offset by higher personnel expense.
DD operating income was $123.9 for the three months ended March 31, 2023, a decrease of $44.7 over operating income of $168.6 in the corresponding period of 2022. The decrease was due to NHP-related constraints, reduced COVID-19 vaccine and therapeutic work, the FSP contract loss, and a provision for credit losses on certain biotech receivables, partially offset by demand growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $144.3 for the three months ended March 31, 2023, an increase of $61.4 over corporate expenses of $82.9 in the corresponding period of 2022, primarily due to spin transaction costs, personnel costs, bonus allocation, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.

INDEX

LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)
The Company's cash-generating ability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated from operations, will be sufficient to satisfy its cash requirements, cash dividends, and share repurchases over the next twelve months. The Company's senior unsecured revolving credit facility is further discussed in Note 6 (Debt) to the Company's condensed consolidated financial statements.
In summary, the Company's cash flows were as follows for the three months ended March 31, 2023, and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$121.2	$356.0
Net cash used for investing activities	(99.7)	(573.1)
Net cash used for financing activities	(60.6)	(17.7)
Effect of exchange rate changes on cash and cash equivalents	3.0	(4.4)
Net decrease in cash and cash equivalents	$(36.1)	$(239.2)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2023, and 2022, totaled $393.9 and $1,233.5, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2023, the Company's operations provided $121.2 of cash as compared to $356.0 during the same period in 2022. The $234.8 decrease in cash provided from operations in 2023 as compared with the corresponding 2022 period is primarily due to lower cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the three months ended March 31, 2023, was $99.7 as compared to $573.1 for the three months ended March 31, 2022. The change in cash used for investing activities was primarily due to a decrease in business acquisitions and lower capital expenditures during the three months ended March 31, 2023. Capital expenditures were $93.9 and $117.2 for the three months ended March 31, 2023, and 2022, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities for the three months ended March 31, 2023, was $60.6 as compared to $17.7 for the three months ended March 31, 2022. The change in cash flows from financing activities for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, was primarily due to the payment of dividends of $64.4 in 2023.
At March 31, 2023, the Company had $393.9 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at March 31, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
For the three months ended March 31, 2023, the Company did not repurchase any of the Company's common stock. As of March 31, 2023, the Company had an outstanding authorization from the board of directors to purchase up to $1,531.5 more of the Company's common stock with no expiration date.
For the three months ended March 31, 2023, the Company paid $64.4 in common stock dividends. On April 6, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $64.7 in the aggregate. The dividend will be payable on June 8, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on May 18, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
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
Foreign Currency Exchange Rates
Approximately 14.2% of the Company's revenues for the three months ended March 31, 2023, and approximately 15.7% of the Company's revenue for the three months ended March 31, 2022, were denominated in currencies other than the U.S. Dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In the first quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the three months ended March 31, 2023, by approximately $6.1. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $48.1 and $(74.6) at March 31, 2023 and 2022, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2023, the Company had 28 open foreign exchange forward contracts with various amounts maturing monthly through April 2023 with a notional value totaling approximately $663.5. At December 31, 2022, the Company had 27 open foreign exchange forward contracts with various amounts maturing monthly through January 2023 with a notional value totaling approximately $629.5.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

INDEX

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 8 (Commitments and Contingencies) to the Company’s condensed consolidated financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
The risk factors set forth below revise and supplement the corresponding risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. With the exception of the following, there have been no material changes in the risk factors that appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The Company depends on a variety of U.S. and international financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect the Company's business and financial condition.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and international financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Additionally, bank payment processes could become unavailable which could temporarily impact the Company's ability to conduct business with suppliers and pay its employees on a timely basis. Any inability to access or delay in accessing these funds could adversely affect the Company's business and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
The Board of Directors has authorized the repurchase of specified amounts of the Company's stock since 2007. During the three months ended March 31, 2023, the Company did not repurchase any of its common stock. As of March 31, 2023, the Company had outstanding authorization from the board of directors to purchase up to $1,531.5 of the Company's common stock. The repurchase authorization has no expiration date.
Item 5. Other Information
None.

INDEX

Item 6. Exhibits

(a)	Exhibits
10.1*
Amendment No. 1, dated as of January 13, 2023, to the Third Amended and Restated Credit Agreement (originally dated as of April 30, 2021), among the Company, Bank of America, N.A., as administrative agent, and lenders party thereto (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

10.2*
Executive Employment Agreement, dated January 4, 2023, by and between Laboratory Corporation of America and Thomas Pike (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022)

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

May 4, 2023