Form 10-Q
period 2023-06-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2023-08-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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

The number of shares outstanding of the issuer's common stock is 88.6 million shares as of August 3, 2023.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,930.6	$320.6
Accounts receivable, net	1,904.8	1,785.5
Unbilled services	137.8	211.8
Supplies inventory	487.8	470.6
Prepaid expenses and other	659.9	610.4
Current assets of discontinued operations	—	1,226.1
Total current assets	5,120.9	4,625.0
Property, plant and equipment, net	2,762.1	2,794.1
Goodwill, net	6,182.2	6,123.7
Intangible assets, net	3,154.1	3,123.6
Joint venture partnerships and equity method investments	67.2	65.7
Deferred income taxes	6.4	6.4
Other assets, net	425.8	378.4
Long-term assets of discontinued operations	—	3,038.2
Total assets	$17,718.7	$20,155.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$713.1	$852.2
Accrued expenses and other	657.8	787.0
Unearned revenue	349.7	310.6
Short-term operating lease liabilities	154.8	163.8
Short-term finance lease liabilities	6.5	6.0
Short-term borrowings and current portion of long-term debt	301.4	301.3
Current liabilities of discontinued operations	—	657.6
Total current liabilities	2,183.3	3,078.5
Long-term debt, less current portion	5,042.4	5,038.8
Operating lease liabilities	623.5	652.9
Financing lease liabilities	81.7	83.6
Deferred income taxes and other tax liabilities	564.5	543.4
Other liabilities	418.5	401.1
Long-term liabilities of discontinued operations	—	241.3
Total liabilities	8,913.9	10,039.6
Commitments and contingent liabilities
Noncontrolling interest	19.8	18.9
Shareholders’ equity:
Common stock, 88.7 and 88.2 shares outstanding at June 30, 2023, and December 31, 2022, respectively	8.1	8.1
Additional paid-in capital	94.4	—
Retained earnings	8,836.2	10,581.7
Accumulated other comprehensive loss	(153.7)	(493.2)
Total shareholders’ equity	8,785.0	10,096.6
Total liabilities and shareholders’ equity	$17,718.7	$20,155.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$3,033.7	$2,923.0	$6,071.5	$6,067.5
Cost of revenues	2,191.5	1,980.5	4,379.2	4,042.9
Gross profit	842.2	942.5	1,692.3	2,024.6
Selling, general and administrative expenses	505.8	432.4	963.0	854.4
Amortization of intangibles and other assets	51.5	49.8	104.9	100.0
Goodwill and other asset impairments	2.8	—	5.0	1.2
Restructuring and other charges	15.8	31.5	23.3	35.0
Operating income	266.3	428.8	596.1	1,034.0
Other income (expense):
Interest expense	(49.8)	(42.3)	(100.5)	(84.4)
Equity method income, net	0.9	1.4	(1.2)	4.8
Investment income	4.5	1.7	6.7	2.5
Other, net	(16.9)	(29.5)	(23.8)	(45.2)
Earnings from continuing operations before income taxes	205.0	360.1	477.3	911.7
Provision for income taxes	49.8	92.1	113.7	222.6
Earnings from continuing operations	155.2	268.0	363.6	689.1
Earnings from discontinued operations, net of tax	33.9	90.9	38.8	161.9
Net earnings	189.1	358.9	402.4	851.0
Less: Net earnings attributable to the noncontrolling interest	(0.2)	(0.3)	(0.6)	(0.8)
Net earnings attributable to Laboratory Corporation of America Holdings	$188.9	$358.6	$401.8	$850.2

Basic earnings per common share:
Basic earnings per common share continuing operations	$1.75	$2.90	$4.10	$7.43
Basic earnings per common share discontinued operations	$0.38	$0.99	$0.43	$1.74
Basic earnings per common share	$2.13	$3.89	$4.53	$9.17

Diluted earnings per common share:
Diluted earnings per common share continuing operations	$1.74	$2.89	$4.08	$7.38
Diluted earnings per common share discontinued operations	$0.38	$0.98	$0.43	$1.73
Diluted earnings per common share	$2.12	$3.87	$4.51	$9.11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$189.1	$358.9	$402.4	$851.0
Foreign currency translation adjustments	51.7	(241.1)	99.8	(315.7)
Net benefit plan adjustments	1.1	0.7	2.3	2.9
Other comprehensive earnings (loss) before tax	52.8	(240.4)	102.1	(312.8)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.3)	(0.2)	(0.6)	(0.8)
Other comprehensive earnings (loss), net of tax	52.5	(240.6)	101.5	(313.6)
Comprehensive earnings	241.6	118.3	503.9	537.4
Less: Net earnings attributable to the noncontrolling interest	(0.2)	(0.3)	(0.6)	(0.8)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$241.4	$118.0	$503.3	$536.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	491.6	—	491.6
Other comprehensive earnings (loss), net of tax	—	—	—	(73.0)	(73.0)
Issuance of common stock under employee stock plans	—	18.2	—	—	18.2
Net share settlement tax payments from issuance of stock to employees	—	(27.3)	—	—	(27.3)
Stock compensation	—	38.2	—	—	38.2
BALANCE AT MARCH 31, 2022	$8.5	$29.1	$10,948.4	$(264.9)	$10,721.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	358.6	—	358.6
Other comprehensive earnings (loss), net of tax	—	—	—	(240.6)	(240.6)
Dividends declared	—	—	(68.6)	—	(68.6)
Issuance of common stock under employee stock plans	—	0.9	—	—	0.9
Net share settlement tax payments from issuance of stock to employees	—	(10.1)	—	—	(10.1)
Stock compensation	—	39.4	—	—	39.4
Purchase of common stock	(0.2)	(59.3)	(340.5)	—	(400.0)
BALANCE AT JUNE 30, 2022	$8.3	$—	$10,897.9	$(505.5)	$10,400.7

BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	212.9	—	212.9
Other comprehensive earnings (loss), net of tax	—	—	—	49.0	49.0
Dividends declared	—	—	(64.7)	—	(64.7)
Issuance of common stock under employee stock plans	—	27.6	—	—	27.6
Net share settlement tax payments from issuance of stock to employees	—	(20.5)	—	—	(20.5)
Stock compensation	—	40.6	—	—	40.6
BALANCE AT MARCH 31, 2023	$8.1	$47.7	$10,729.9	$(444.2)	$10,341.5
Net earnings attributable to Laboratory Corporation of America Holdings	$—	$—	$188.9	$—	$188.9
Other comprehensive earnings (loss), net of tax	—	—	—	52.5	52.5
Fortrea Holdings Inc. spin off	—	—	(2,018.1)	238.0	(1,780.1)
Dividends declared	—	—	(64.5)	—	(64.5)
Issuance of common stock under employee stock plans	—	26.8	—	—	26.8
Net share settlement tax payments from issuance of stock to employees	—	(18.2)	—	—	(18.2)
Stock compensation	—	38.1	—	—	38.1
BALANCE AT JUNE 30, 2023	$8.1	$94.4	$8,836.2	$(153.7)	$8,785.0

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$402.4	$851.0
Earnings from discontinued operations, net of tax	(38.8)	(161.9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	285.0	272.7
Stock compensation	67.3	63.7
Operating lease right-of-use asset expense	85.1	87.6
Goodwill and other asset impairments	5.0	1.2
Deferred income taxes	16.2	(23.9)
Other	3.1	14.5
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease (increase) in accounts receivable	(107.6)	64.6
Decrease (increase) in unbilled services	74.1	(81.6)
Increase in supplies inventory	(16.1)	(35.7)
Increase in prepaid expenses and other	(30.2)	(17.5)
Increase (decrease) in accounts payable	(160.3)	112.5
Increase in unearned revenue	34.8	29.6
Decrease in accrued expenses and other	(272.8)	(272.2)
Net cash provided by continuing operating activities	347.2	904.6
Net cash provided by discontinued operating activities	125.4	23.9
Net cash provided by operating activities	472.6	928.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(181.5)	(247.4)
Proceeds from sale of assets	0.2	1.1
Proceeds from sale or distribution of investments	—	0.4
Proceeds from exit from swaps	—	3.0
Investments in equity affiliates	(10.4)	(4.7)
Acquisition of businesses, net of cash acquired	(136.9)	(554.9)
Net cash used in continuing investing activities	(328.6)	(802.5)
Net cash used in discontinued investing activities	(24.7)	(13.1)
Net cash used for investing activities	(353.3)	(815.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,420.9	—
Payments on revolving credit facilities	(1,420.9)	—
Net share settlement tax payments from issuance of stock to employees	(38.7)	(37.4)
Net proceeds from issuance of stock to employees	54.4	19.1
Dividends paid	(129.0)	(66.7)
Purchase of common stock	—	(400.0)
Other	(11.4)	(12.4)
Net cash used in continuing financing activities	(124.7)	(497.4)
Net cash provided by discontinued financing activities	1,609.1	—
Net cash provided by (used in) financing activities	1,484.4	(497.4)
Effect of exchange rate changes on cash and cash equivalents	6.3	(19.4)
Net increase (decrease) in cash and cash equivalents	1,610.0	(403.9)
Cash and cash equivalents at beginning of period	430.0	1,472.7
Less: Cash and cash equivalents of discontinued operations as of beginning of period	$109.4	$90.5
Cash and cash equivalents at end of period	$1,930.6	$978.3
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings (Labcorp® or the Company) is a global leader of innovative and comprehensive laboratory service that serves physicians, hospitals, patients and biopharmaceutical clients. The Company provides insights and advances science to improve health and improve lives through its strong diagnostics and drug development laboratory capabilities.
On June 30, 2023 (the Distribution Date), Labcorp completed the previously announced separation (the Separation) of Fortrea Holdings Inc. (Fortrea) from the Company, see Note 2 (Discontinued Operations) to the Condensed Consolidated Financial Statements. The remainder of the Drug Development segment has been renamed as the Biopharma Laboratory Services Segment. All current and historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. All historical assets and liabilities of Fortrea are classified as current and long-term assets of discontinued operations and current and long-term liabilities of discontinued operations in the accompanying balance sheet as of December 31, 2022. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS). For further financial information about these segments, see Note 12 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2023, Dx and BLS contributed approximately 77% and 23%, respectively, of revenues to the Company. During the six months ended June 30, 2023, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s fiscal year 2022 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
Recent Accounting Pronouncements
On Dec. 14, 2022, the SEC adopted significant amendments to Rule 10b5-1 under the Securities Exchange Act of 1934 and new rules and disclosure requirements associated with 10b5-1 trading plans meant to address the SEC and other industry participants’ views of potential abuses under the current insider trading regime, including “cooling-off” periods for insiders, prohibitions on overlapping plans, certain insider certifications, and other requirements. The final rules became effective for the Company in the second quarter of 2023.
On May 3, 2023, the SEC adopted amendments to the disclosure requirements relating to repurchases of an issuer’s equity securities, including requiring issuers to provide daily repurchase activity on a quarterly basis. These disclosures will be required in the Company's first filing that covers its first full fiscal quarter beginning on or after October 1, 2023.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
On July 26, 2023, the SEC adopted amendments intended to enhance and standardize disclosures related to cybersecurity. The amendments require timely disclosure of material cybersecurity incidents and annual disclosures related to cybersecurity risk management, strategy, and governance. These annual disclosures will be required beginning with annual reports for fiscal years ending after December 15, 2023, or the Company's 2023 Annual Report on Form 10-K.
2.    DISCONTINUED OPERATIONS
A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (1) a component (or group of components) meets the criteria to be classified as held for sale; (2) the component or group of components is disposed of by sale; or (3) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.
The spin-off of Fortrea from Labcorp was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea common stock to holders of record of Labcorp common stock. Each holder of record of Labcorp common stock received one share of Fortrea common stock for every share of Labcorp common stock held at 5:00 p.m., Burlington, North Carolina, time on June 20, 2023, the record date for the distribution.
In June 2023, Fortrea, prior to the Separation and while a subsidiary of the Company, issued $570.0 of 7.500% senior secured notes due 2030 (the Fortrea Notes). As of June 30, 2023, the initial proceeds were held in escrow for release to Fortrea upon satisfaction of certain conditions, including completion of the Separation. The proceeds from the Fortrea Notes were used to fund cash payments of approximately $1,600.0 to the Company in connection with the Separation. The Company does not guarantee the Fortrea Notes following the Separation. Also in June 2023, Fortrea entered into three floating secured overnight financing rate (SOFR) credit facilities totaling $1,520.0. These are comprised of $450.0 Revolver maturing June 30, 2028; $500.0 Term Loan A maturing June 30, 2028; and $570.0 Term Loan B maturing June 30, 2030.
In connection with the spin-off, all outstanding (vested and unvested) share-based awards of the Company held by Fortrea employees were adjusted and converted into awards of Fortrea common stock. In each case, the award was equitably adjusted or converted in a manner intended to preserve the aggregate intrinsic value of the original Company equity award and, other than regarding performance share awards, the terms of the equity awards, such as vesting dates, generally remain substantially the same. These conversions and adjustments did not materially impact the number of Company share-based awards outstanding. In addition, the Company entered into several agreements with Fortrea on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with Fortrea after the spin-off, including a separation and distribution agreement, a tax matters agreement, an employee matters agreement, and a transition services agreement. These agreements contain the key provisions relating to the spin-off, including provisions relating to the principal intercompany transactions required to effect the spin-off, the conditions to the spin-off and provisions governing the relationship between Fortrea and the Company after the spin-off.
Financial Information of Discontinued Operations
Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations reflect the after-tax results of Fortrea's business and Separation-related fees, and does not include any allocation of general corporate overhead expense or interest expense of the Company.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following table summarizes the significant line items included in Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$766.5	$773.9	$1,506.6	$1,529.0
Cost of revenues	629.1	593.7	1,244.5	1,198.0
Gross profit	137.4	180.2	262.1	331.0
Selling, general and administrative expenses	85.4	53.6	184.1	95.7
Amortization of intangibles and other assets	16.0	16.6	31.9	33.5
Restructuring and other charges	4.1	12.9	3.0	22.0
Operating income	31.9	97.1	43.1	179.8
Other income (expense):
Interest expense	(0.5)	(0.2)	(0.5)	(0.3)
Investment income	0.5	0.3	(1.2)	0.6
Other, net	8.3	19.1	4.2	24.7
Earnings before income taxes	40.2	116.3	45.6	204.8
Provision for income taxes	6.3	25.4	6.8	42.9
Net earnings attributable to Laboratory Corporation of America Holdings	$33.9	$90.9	$38.8	$161.9
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2022:

December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$109.4
Accounts receivable, net	436.5
Unbilled services	583.6
Prepaid expenses and other	96.6
Total current assets	1,226.1
Property, plant and equipment, net	162.1
Goodwill, net	1,997.3
Intangible assets, net	823.3
Deferred income taxes	1.2
Other assets, net	54.3
Total assets	$4,264.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82.6
Accrued expenses and other	281.8
Unearned revenue	271.5
Short-term operating lease liabilities	21.7
Total current liabilities	657.6
Operating lease liabilities	26.8
Deferred income taxes and other tax liabilities	192.8
Other liabilities	21.7
Total liabilities	898.9
Total shareholders’ equity	3,365.4
Total liabilities and shareholders’ equity	$4,264.3

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
3.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three and six months ended June 30, 2023, and 2022, were as follows:

	For the Three Months Ended June 30, 2023				For the Three Months Ended June 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	23%	—%	—%	23%
Patients	10%	—%	—%	10%	9%	—%	—%	9%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	35%	—%	—%	35%	37%	—%	—%	37%
Total Dx revenues by payer	77%	—%	—%	77%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology and medical device companies	10%	9%	4%	23%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%

	For the Six Months Ended June 30, 2023				For the Six Months Ended June 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	25%	—%	—%	25%	22%	—%	—%	22%
Patients	10%	—%	—%	10%	7%	—%	—%	7%
Medicare and Medicaid	8%	—%	—%	8%	7%	—%	—%	7%
Third party	35%	—%	—%	35%	41%	—%	—%	41%
Total Dx revenues by payer	78%	—%	—%	78%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology and medical device companies	9%	9%	4%	22%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $2,537.0 (83.6%) and $2,449.5 (83.8%) for the three months ended June 30, 2023, and 2022, respectively, and for the six months ended June 30, 2023, and 2022, were $5,094.4 (83.9%) and $5,061.6 (83.4%), respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	June 30, 2023	December 31, 2022
Dx accounts receivable	$1,114.4	$1,046.9
BLS accounts receivable	821.0	769.3
Less BLS allowance for doubtful accounts	(30.6)	(30.7)
Accounts receivable	$1,904.8	$1,785.5

Gross unbilled services	$148.7	$222.3
Less reserve for unbilled services	(10.9)	(10.5)
Unbilled services	$137.8	$211.8

Unearned revenue	$349.7	$310.6
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $20.2 and $21.1 for the three months ended June 30, 2023 and 2022, respectively, and $72.8 and $56.6 for the six months ended June 30, 2023, and 2022, respectively.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the six months ended June 30, 2023, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2022	$30.7	$10.5	$0.7	$41.9
Plus, credit loss expense	4.3	—	—	4.3
Less, write offs	(4.4)	0.4	—	(4.0)
Balance as of June 30, 2023	$30.6	$10.9	$0.7	$42.2
The credit loss expense in the first six months primarily related to the collection risk from several biotech receivable balances in the first quarter.
4.    BUSINESS ACQUISITIONS
During the six months ended June 30, 2023, the Company closed two acquisitions for cash of $136.9 which expanded its presence in the northeastern U.S. and Canada. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $84.1 in identifiable intangible assets. A residual amount of non-tax deductible goodwill of approximately $50.8 was recorded as of June 30, 2023. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 7 and 15 years, respectively. The purchase price allocations for these acquisitions have not been finalized as of June 30, 2023. Had the Company's total 2023 acquisitions been completed as of January 1, 2023, the Company's pro forma results would not have been materially different from those reported.
During the six months ended June 30, 2023, the Company recorded several measurement period adjustments for 2022 acquisitions, relating to final valuations and deferred tax true-ups. The adjustments include the following:

Measurement Period Adjustments During Six Months Ended June 30, 2023
Cash and cash equivalents	$0.2
Prepaid expenses and other	0.6
Property, plant and equipment	(1.5)
Goodwill	(29.4)
Intangible assets	19.5
Total assets acquired	$(10.6)
Accrued expenses and other	(8.3)
Deferred income taxes	(2.3)
Total liabilities acquired	(10.6)
Net assets acquired	$—
During the six months ended June 30, 2022, the Company acquired several businesses and related assets for approximately $554.9 in cash. The purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $325.3 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $332.8. The amortization period for intangible assets acquired from this businesses range from 5 to 15 years for customer relationships and non-compete agreements. These acquisitions were made primarily to complement and accelerate the Company’s existing liquid biopsy capabilities and enhance the Company's diagnostic footprint and capabilities. The preliminary valuation of acquired assets and assumed liabilities, include the following:

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

Amounts Acquired During Six Months Ended June 30, 2022
Accounts receivable	$4.1
Unbilled services	2.9
Inventories	2.6
Prepaid expenses and other	1.2
Property, plant and equipment	10.0
Goodwill	332.8
Intangible assets	325.3
Other assets	0.8
Total assets acquired	$679.7
Accounts payable	4.1
Accrued expenses and other	24.1
Unearned revenue	3.3
Deferred income taxes	17.1
Other liabilities	76.2
Total liabilities acquired	124.8
Net assets acquired	$554.9
Pro Forma Information
Had the Company's total 2022 acquisitions been completed as of January 1, 2022, the Company's pro forma results would have been as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Revenues	$2,961.9	$6,149.8
Net earnings from continuing operations attributable to Laboratory Corporation of America Holdings	$270.2	$690.0
5.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of common shares outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$155.0	88.7	$1.75	$267.7	92.3	$2.90	$363.0	88.6	$4.10	$688.3	92.7	$7.43
Dilutive effect of employee stock options and awards	—	0.3		—	0.4		—	0.4		—	0.6
Net earnings including impact of dilutive adjustments	$155.0	89.0	$1.74	$267.7	92.7	$2.89	$363.0	89.0	$4.08	$688.3	93.3	$7.38
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee stock options and awards	0.5	0.5	0.4	0.3
6.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2023, are as follows:

	Dx	BLS	Total
	June 30, 2023	June 30, 2023	June 30, 2023
Balance as of December 31, 2022	$4,533.5	$1,590.2	$6,123.7
Goodwill acquired during the period	50.8	—	50.8
Foreign currency impact and other adjustments to goodwill	(16.3)	24.0	7.7
Balance as of June 30, 2023	$4,568.0	$1,614.2	$6,182.2
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
The components of identifiable intangible assets are as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,595.7	$(1,262.8)	$2,332.9	$3,489.9	$(1,169.6)	$2,320.3
Patents, licenses and technology	551.9	(258.1)	293.8	520.4	(243.3)	277.1
Non-compete agreements	86.7	(50.5)	36.2	80.1	(46.8)	33.3
Trade name	16.4	(4.6)	11.8	16.4	(3.5)	12.9
Land use right	3.5	(2.4)	1.1	3.5	(2.2)	1.3
Canadian licenses	470.1	—	470.1	468.7	—	468.7
Other	14.2	(6.0)	8.2	14.2	(4.2)	10.0
	4,738.5	(1,584.4)	3,154.1	4,593.2	(1,469.6)	3,123.6
Amortization of intangible assets for the three and six months ended June 30, 2023, and 2022, was $51.5 and $49.8 and $104.9 and $100.0, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $107.6 for the remainder of fiscal 2023, $210.8 in fiscal 2024, $201.4 in fiscal 2025, $192.5 in fiscal 2026, $181.1 in fiscal 2027, and $1,675.4 thereafter.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
7.    DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2023, and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
4.00% senior notes due 2023	$300.0	$300.0
Debt issuance costs	(0.2)	(0.4)
Current portion of note payable	1.6	1.7
Total short-term borrowings and current portion of long-term debt	$301.4	$301.3
Long-term debt at June 30, 2023, and December 31, 2022, consisted of the following:

	June 30, 2023	December 31, 2022
2.30% senior notes due 2024	$400.0	$400.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	421.6	420.3
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(30.8)	(33.8)
Note payable	1.6	2.3
Total long-term debt	$5,042.4	$5,038.8
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $78.4 at June 30, 2023.
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There were no balances outstanding on the Company's current revolving credit facility as of June 30, 2023 and December 31, 2022. As of June 30, 2023, the effective interest rate on the revolving credit facility was 6.17%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at June 30, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
There were $84.7 in outstanding letters of credit as of June 30, 2023.
8.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2023, and December 31, 2022.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2022	88.2
Shares issued under employee stock plans	0.5
Common shares at June 30, 2023	88.7
Share Repurchase Program
As of June 30, 2023, the Company had outstanding authorization from the board of directors to purchase up to $1,531.5 of the Company's common stock.
Dividends
For the six months ended June 30, 2023, the Company paid $129.0 in common stock dividends. On July 13, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the third quarter, or approximately $64.8 in the aggregate. The dividend will be payable on September 8, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on August 8, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2022	$(462.3)	$(30.9)	$(493.2)
Fortrea Holdings Inc. spin off	231.6	6.4	238.0
Current year adjustments	99.8	12.5	112.3
Pension settlement charge	—	(7.9)	(7.9)
Amounts reclassified from accumulated other comprehensive income	—	(2.3)	(2.3)
Tax effect of adjustments	—	(0.6)	(0.6)
Balance as of June 30, 2023	$(130.9)	$(22.8)	$(153.7)
9.    COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction-related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
The Company believes that it is in compliance in all material respects with all statutes, regulations, and other requirements applicable to its commercial laboratory operations and biopharma laboratory services. These industries are, however, subject to extensive regulation, and the courts have not interpreted many of the applicable statutes and regulations. Therefore, the applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, the loss of various licenses, certificates and authorizations, additional liabilities from third-party claims, and/or exclusion from participation in government programs.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Many of the current claims and legal actions against the Company are in preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450 “Contingencies,” the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and reasonably estimable and would exceed the aggregate legal reserve. When loss contingencies are not both probable and reasonably estimable, the Company does not establish separate reserves.
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company's judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages, (ii) there is uncertainty as to the outcome of pending appeals or motions, (iii) there are significant factual issues to be resolved, and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the adverse outcomes are probable and reasonably estimable, and it does not believe they will have a material adverse effect on the Company's financial statements.
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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. On September 10, 2018, the Company filed a Motion to Dismiss Plaintiffs' Amended Complaint and Strike Class Allegations. On August 16, 2019, the court entered

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
an order granting in part and denying in part the Motion to Dismiss the Amended Complaint, and denying the Motion to Strike the Class Allegations. On August 26, 2021, Plaintiffs filed a Motion for Class Certification. On February 13, 2023, the court entered an order denying Plaintiffs' Motion for Class Certification. On February 27, 2023, Plaintiffs filed a Petition for Permission to Appeal the court’s order with the U.S. Court of Appeals for the Fourth Circuit. On April 5, 2023, the Fourth Circuit denied Plaintiffs’ Petition. On December 29, 2021, a related lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the court entered an order granting the Company's Motion to Dismiss. On March 13, 2023, Plaintiffs filed a Notice of Appeal. The Company will vigorously defend the lawsuits.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other health care providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On January 22, 2020, the Company filed Motions to Dismiss all claims. On December 16, 2021, the court granted in part and denied in part the Company's Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. On May 5, 2023, the court granted in part and denied in part the Company's Motion to Dismiss. The Company will vigorously defend the remaining claims in the multi-district litigation.
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
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the remaining patent at issue, finding that the Company willfully infringed Ravgen's patent, and awarded damages of $272.0. Plaintiff filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney's fees and costs. On May 12, 2023, the court issued an order granting Plaintiff's motion in part and awarding enhanced damages of $100.0. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and the Company has filed an appeal of this decision.
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
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. The Company will vigorously defend the lawsuit.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
10.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2023, and December 31, 2022, is as follows:

			Fair Value Measurements as of
			June 30, 2023
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	June 30, 2023	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swaps	Other liabilities	68.4	—	68.4	—
Interest rate swaps	Other liabilities	78.4	—	78.4	—
Cash surrender value of life insurance policies	Other assets, net	106.3	—	106.3	—
Deferred compensation liability	Other liabilities	101.1	—	101.1	—
Contingent consideration	Accrued expenses and other; Other liabilities	69.0	—	—	69.0

			Fair Value Measurements as of
			December 31, 2022
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2022	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities, net	45.7	—	45.7	—
Interest rate swaps	Other liabilities, net	79.7	—	79.7	—
Cash surrender value of life insurance policies	Other assets, net	100.7	—	100.7	—
Deferred compensation liability	Other liabilities	96.9	—	96.9	—
Contingent consideration	Accrued expenses and other; Other liabilities	77.4	—	—	77.4

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2022	$77.4
Adjustments	(8.4)
Balance as of June 30, 2023	$69.0
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $5,007.7 and $4,973.9 as of June 30, 2023, and December 31, 2022,

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. These cross currency swaps are included in other long-term liabilities as appropriate with an aggregate fair value of $68.4 and $45.7 as of June 30, 2023 and December 31, 2022, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statement of Comprehensive Earnings.
11.     SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2023	2022
Cash paid during period for:
Interest	$109.5	$95.5
Income taxes, net of refunds	133.3	277.8
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	16.5	(11.2)

12.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2023, and 2022. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
As a result of the spin-off, the Company recast the segment results to exclude the historical results of Fortrea. Additionally, the remaining operations of the Drug Development segment has been renamed as the BLS Segment. Prior periods have been conformed for comparability.
Segment asset information is not presented because it is not used by the CODM at the segment level. The Corporate costs not allocated to segments include the costs of centralized functions other charges such as acquisition expenses, spin-off costs, remaining unallocated costs of the CDCS business, and COVID-19 related costs not deemed to relate to segment. Centralized functions include corporate governance, executive management and related human resources, finance, legal, risk management, and information technology functions.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Dx	$2,340.8	$2,255.4	$4,723.6	$4,709.5
BLS	699.0	677.9	1,360.3	1,382.1
Intercompany eliminations and other	(6.1)	(10.3)	(12.4)	(24.1)
Total revenues	$3,033.7	$2,923.0	$6,071.5	$6,067.5

Operating Earnings:
Dx segment operating income	$409.7	$515.6	$851.2	$1,198.7
BLS segment operating income	104.6	93.0	178.2	188.9
Segment operating income	514.3	608.6	1,029.4	1,387.6
General corporate and unallocated expenses	(177.9)	(98.5)	(300.1)	(217.4)
Amortization of intangibles and other assets	(51.5)	(49.8)	(104.9)	(100.0)
Restructuring and other charges	(15.8)	(31.5)	(23.3)	(35.0)
Goodwill and other asset impairments	(2.8)	—	(5.0)	(1.2)
Total operating income	$266.3	$428.8	$596.1	$1,034.0
13.  SUBSEQUENT EVENTS
On July 6, 2023, the Company entered into an agreement to acquire select assets of Legacy Health's outreach laboratory business in the northwest U.S. Labcorp will also manage Legacy Health's inpatient hospital laboratories through a long-term agreement to provide staffing, leadership, scientific knowledge, analytics, supply chain services and laboratory support. On July 24, 2023, the Company also completed the acquisition of certain assets of Enzo Biochem, Inc. in New Jersey, which serves the New York tri-state healthcare communities. On August 3, 2023, the Company announced it had entered into an agreement with Tufts Medicine, a leading integrated academic health system in Massachusetts, to acquire the Tufts Medicine outreach laboratory business and select operating assets as a first step toward a larger strategic partnership. The combined purchase price for these transactions was approximately $385.0.

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
45.risks associated with the impacts and expected benefits and costs of the recently completed spin-off of Fortrea, including but not limited to factors that could adversely affect the Company's ability to realize the expected benefits of the spin-off, the failure of the spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company's agreements with Fortrea and/or otherwise in connection with the spin-off; and
46.the effects, duration, and severity of the ongoing COVID-19 pandemic, including the impact on operations, personnel, supplies, liquidity, and collections, as well as the impact of past or future actions or omissions by the Company or governments in response to the COVID-19 pandemic including, but not limited to, the end of the federal Public Health Emergency, and damage to the Company's reputation or loss of business resulting from the perception of the Company's response to the COVID-19 pandemic.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

INDEX

GENERAL (dollars in millions, except per share data)
Revenues for the six months ended June 30, 2023, were $6,071.5, an increase of 0.1% from $6,067.5 during the six months ended June 30, 2022. The increase was due to acquisitions, net of divestitures, of 1.6%, partially offset by lower organic revenue of 1.3% and unfavorable foreign currency translation of 0.2%. The 1.3% decrease in organic revenue was driven by an 11.2% decrease in COVID-19 PCR and antibody testing (COVID-19 Testing), partially offset by a 9.9% increase in the company's organic Base Business. Base Business includes Labcorp's operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.
Separation of Fortrea Holdings Inc.
On June 30, 2023, Labcorp completed the previously announced separation of Fortrea from the Company.
The spin-off of Fortrea from Labcorp was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea common stock to holders of record of Labcorp common stock. Each holder of record of Labcorp common stock received one share of Fortrea common stock for every share of Labcorp common stock held at 5:00 p.m., Burlington, North Carolina time on June 20, 2023, the record date for the distribution.
In June 2023, Fortrea, prior to the Separation and while a subsidiary of the Company, issued $570.0 of 7.500% senior secured notes due 2030 (the Fortrea Notes). As of June 30, 2023, the initial proceeds were held in escrow for release to Fortrea upon satisfaction of certain conditions, including completion of the Separation. The proceeds from the Fortrea Notes were used to fund cash payments of approximately $1,600.0 to the Company in connection with the Separation. The Company does not guarantee the Fortrea Notes following the Separation. Also in June 2023, Fortrea Holdings Inc. entered into three floating secured overnight financing rate (SOFR) credit facilities totaling $1,520.0. These are comprised of $450.0 Revolver maturing June 30, 2028; $500.0 Term Loan A maturing June 30, 2028; and $570.0 Term Loan B maturing June 30, 2030.
Upon closing of the spin transaction, Fortrea made a cash distribution to the Company of approximately $1,600.0 as consideration for the assets that the Company contributed to Fortrea in connection with the spin-off. The Company intends to use these proceeds toward a $1,000.0 accelerated share repurchase program and paying down $300.0 of debt maturing this year, with the remaining funds to be returned to shareholders through additional future share repurchases and/or cash dividends.
All current and historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
As a result of the separation of Fortrea, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment has been renamed the Biopharma Laboratory Services segment.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2023, compared with three months ended June 30, 2022
Revenues

	Three Months Ended June 30,
	2023	2022	Change
Dx	$2,340.8	$2,255.4	3.8%
BLS	699.0	677.9	3.1%
Intercompany eliminations and other	(6.1)	(10.3)	40.8%
Total	$3,033.7	$2,923.0	3.8%
Total revenues for the three months ended June 30, 2023, were $3,033.7, an increase of 3.8% over $2,923.0 in the second quarter of 2022. The increase was due to organic growth of 2.0%, acquisitions, net of divestitures, of 1.6% and favorable foreign currency translation of 0.2%. The 2.0% increase in organic revenue was driven by a 9.8% increase in the Company's organic Base Business, partially offset by a 7.8% decrease in COVID-19 Testing.
Dx revenues for the three months ended June 30, 2023, were $2,340.8, an increase of 3.8% over $2,255.4 in the second quarter of 2022. The increase was due to organic revenue of 1.8% and acquisitions of 2.2%, partially offset by unfavorable foreign currency translation of 0.2%. The 1.8% increase in organic revenue was due to an 11.9% increase in the Base Business, partially offset by a 10.1% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the

INDEX

prior year was 15.7%. The increase was due to the Ascension lab management agreement of approximately 7% as well as continued volume recovery compared to last year, which was negatively impacted by COVID-19.
Dx total volume (measured by requisitions) for the three months ended June 30, 2023, increased by 1.4% as acquisition volume contributed 2.5%, while organic volume decreased by 1.1%. Organic volume was impacted by a 6.1% decrease in COVID-19 Testing, partially offset by a 5.1% increase in the Base Business. Price/mix increased by 2.4% due to organic Base Business growth of 6.8%, partially offset by a decrease in COVID-19 Testing of 3.9%, lower acquisitions of 0.3%, and unfavorable foreign currency translation of 0.2%. Base Business volume increased 8.1% compared to the Base Business last year. Price/mix was up 7.5% in the Base Business compared to the Base Business last year, which includes the benefit of the Ascension lab management agreement.
BLS revenues for the three months ended June 30, 2023, were $699.0, an increase of 3.1% over $677.9 in the second quarter of 2022. The increase was primarily due to organic growth of 2.1% and favorable foreign currency translation of 1.5%, partially offset by divestitures of 0.4%. The increase in organic revenue was negatively impacted by approximately 5.0% due to non-human primate (NHP) related constraints in its Early Development business.
Cost of Revenues

	Three Months Ended June 30,
	2023	2022	Change
Cost of revenues	$2,191.5	$1,980.5	10.7%
Cost of revenues as a % of revenues	72.2%	67.8%
Cost of revenues increased 10.7% during the three months ended June 30, 2023, as compared with the corresponding period in 2022. Cost of revenues as a percentage of revenues during the three months ended June 30, 2023, increased to 72.2% as compared to 67.8% in the corresponding period in 2022. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues and higher personnel costs, partially offset by a recovery in the organic Base Business.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Change
Selling, general and administrative expenses	$505.8	$432.4	17.0%
Selling, general and administrative expenses as a % of revenues	16.7%	14.8%
Selling, general and administrative expenses as a percentage of revenues were 16.7% and 14.8% during the three months ended June 30, 2023, and 2022, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues and spin-off transaction costs, partially offset by the impact of the Ascension lab management agreement.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2023	2022	Change
Amortization of intangibles and other assets	$51.5	$49.8	3.4%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2022.
Goodwill and Other Asset Impairments

	Three Months Ended June 30,
	2023	2022	Change
Goodwill and other asset impairments	$2.8	$—	100.0%
The Company recorded impairment charges of $2.8 in intangible assets during the three months ended June 30, 2023. The Company recorded no impairment charges during the three months ended June 30, 2022.
Restructuring and Other Charges

	Three Months Ended June 30,
	2023	2022	Change
Restructuring and other charges	$15.8	$31.5	(49.8)%
During the three months ended June 30, 2023, the Company recorded net restructuring and other charges of $15.8. The charges were comprised of $5.2 related to severance and other personnel costs and $8.9 in facility closures, lease terminations,

INDEX

and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.6 in unused severance liabilities and the increase of a previously established liability of $2.3 in unused facility-related costs.
During the three months ended June 30, 2022, the Company recorded net restructuring and other charges of $31.5. The charges were comprised of $15.1 related to severance and other personnel costs and $16.9 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.5 in unused severance costs.
Interest Expense

	Three Months Ended June 30,
	2023	2022	Change
Interest expense	$(49.8)	$(42.3)	17.7%
The increase in interest expense for the three months ended June 30, 2023, as compared with the corresponding period in 2022, is primarily due to the increased interest rates on variable rate debt and higher borrowings under the Credit Facility.
Equity Method Income

	Three Months Ended June 30,
	2023	2022	Change
Equity method income, net	$0.9	$1.4	(33.8)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended June 30, 2023, as compared with the corresponding period in 2022, was primarily due to the decreased profitability of the Company's joint ventures in 2023.
Other, net

	Three Months Ended June 30,
	2023	2022	Change
Other, net	$(16.9)	$(29.5)	(42.7)%
 The change in Other, net for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, is primarily due to investment losses of $4.1 for the three months ended June 30, 2023 compared to investment losses of $6.2 for the corresponding period of 2022. In addition, foreign currency transaction losses of $11.2 were recognized for the three months ended June 30, 2023 as compared to losses of $23.5 for the corresponding period of 2022.
Income Tax Expense

	Three Months Ended June 30,
	2023	2022	Change
Income tax expense	$49.8	$92.1	(46.0)%
Income tax expense as a % of earnings before income taxes	24.3%	25.6%
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
Operating Income by Segment
As a result of the spin-off of Fortrea, which was completed on June 30, 2023, the Company recast the segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment has been renamed the Biopharma Laboratory Services segment.

INDEX

	Three Months Ended June 30,
	2023	2022	Change
Dx segment operating income	$409.7	$515.6	(20.5)%
Dx segment operating margin	17.5%	22.9%	(5.4)%
BLS segment operating income	104.6	93.0	12.5%
BLS segment operating margin	15.0%	13.7%	1.3%
Segment operating income	514.3	608.6	(15.5)%
General corporate and unallocated expenses	(177.9)	(98.5)	80.6%
Amortization of intangibles and other assets	(51.5)	(49.8)	3.4%
Restructuring and other charges	(15.8)	(31.5)	(49.8)%
Goodwill and other asset impairments	(2.8)	—	1.0
Total operating income	$266.3	$428.8	(37.9)%
Dx operating income was $409.7 for the three months ended June 30, 2023, a decrease of $105.9 over operating income of $515.6 in the corresponding period of 2022, and Dx operating margin decreased 540 basis points year-over-year. The decrease was due to a reduction in COVID-19 Testing. Excluding the mix impact from Ascension, Base Business margin increased due to the benefit of organic growth and LaunchPad savings, which was partially offset by higher personnel expense.
BLS operating income was $104.6 for the three months ended June 30, 2023, an increase of $11.6 over operating income of $93.0 in the corresponding period of 2022. The increase was due to demand growth and LaunchPad savings, partially offset by higher personnel expense. The improvement in operating income and margin was impacted by NHP-related constraints.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $177.9 for the three months ended June 30, 2023, an increase of $79.4 over corporate expenses of $98.5 in the corresponding period of 2022, primarily due to spin-off transaction costs, personnel costs, bonus allocation, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.
Six Months Ended June 30, 2023, compared with six months ended June 30, 2022
Revenues

	Six Months Ended June 30,
	2023	2022	Change
Dx	$4,723.6	$4,709.5	0.3%
BLS	1,360.3	1,382.1	(1.6)%
Intercompany eliminations and other	(12.4)	(24.1)	48.5%
Total	$6,071.5	$6,067.5	0.1%
The increase in revenues for the six months ended June 30, 2023, as compared with the corresponding period in 2022 was 0.1%. The increase was due to acquisitions net of divestitures of 1.6%, partially offset by lower organic revenue of 1.3% and unfavorable foreign currency translation of 0.2%. The 1.3% decrease in organic revenue was driven by an 11.2% decrease in COVID-19 Testing, partially offset by a 9.9% increase in the Company's organic Base Business.
Dx revenues for the six months ended June 30, 2023, were $4,723.6, an increase of 0.3% over $4,709.5 during the six months ended June 30, 2022. The increase was due to acquisitions of 2.1%, partially offset by lower organic revenue of 1.6% and unfavorable foreign currency translation of 0.2%. The 1.6% decrease in organic revenue was due to a 14.4% decrease in COVID-19 Testing, partially offset by a 12.8% increase in the Base Business. Total Base Business growth compared to the Base Business in the prior year was 17.7%, which includes the benefit from the Ascension lab management agreement of approximately 7%.
Dx total volume (measured by requisitions) for the six months ended June 30, 2023, decreased by 1.0% as organic volume decreased by 3.4% and acquisition volume contributed 2.4%. Organic volume was impacted by a 9.5% decrease in COVID-19 Testing, partially offset by a 6.1% increase in Base Business. Price/mix increased by 1.3% due to organic Base Business growth of 6.7%, partially offset by a decrease in COVID-19 Testing of 4.9%, unfavorable foreign currency translation of 0.3%, and lower acquisitions of 0.2%. Base Business volume increased 9.5% compared to the Base Business last year. Price/mix was up 8.2% in the Base Business compared to the Base Business last year, which includes the benefit of the Ascension lab management agreement.
BLS revenues for the six months ended June 30, 2023, were $1,360.3, a decrease of 1.6% over $1,382.1 during the six months ended June 30, 2022. The decrease was primarily due to an organic decline of 1.1%, unfavorable foreign currency

INDEX

translation of 0.1%, and divestitures net of acquisitions of 0.3%. The decrease in organic revenue was negatively impacted by approximately 6.0% due to NHP related constraints. BLS backlog expected to convert to revenue in the next 12 months is $2,460.0 or 30.9%.
Cost of Revenues

	Six Months Ended June 30,
	2023	2022	Change
Cost of revenues	$4,379.2	$4,042.9	8.3%
Cost of revenues as a % of revenues	72.1%	66.6%
Cost of revenues increased 8.3% during the six months ended June 30, 2023, as compared with the corresponding period in 2022. Cost of revenues as a percentage of revenues during the six months ended June 30, 2023, increased to 72.1% as compared to 66.6% in the corresponding period in 2022. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues, the impact of the Ascension Management Service Agreement, and higher personnel expenses, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Change
Selling, general and administrative expenses	$963.0	$854.4	12.7%
Selling, general and administrative expenses as a % of revenues	15.9%	14.1%
Selling, general and administrative expenses as a percentage of revenues were 15.9% and 14.1% during the six months ended June 30, 2023, and 2022, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues and spin-off transaction costs, partially offset by the impact of the Ascension lab management agreement.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2023	2022	Change
Amortization of intangibles and other assets	$104.9	$100.0	4.9%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2022.
Goodwill and Other Asset Impairments

	Six Months Ended June 30,
	2023	2022	Change
Goodwill and other asset impairments	$5.0	$1.2	315.9%
The Company recorded impairment charges of $5.0 in capitalized software costs and other intangible assets during the six months ended June 30, 2023. The Company recorded impairment charges of $1.2 in other assets in Ukraine and Russia during the six months ended June 30, 2022.
Restructuring and Other Charges

	Six Months Ended June 30,
	2023	2022	Change
Restructuring and other charges	$23.3	$35.0	(33.3)%
During the six months ended June 30, 2023, the Company recorded net restructuring and other charges of $23.3. The charges were comprised of $9.2 related to severance and other personnel costs and $13.2 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of $1.1 of previously established severance liabilities and the increase of a previously established liability of $2.0 in unused facility-related costs.
During the six months ended June 30, 2022, the Company recorded net restructuring and other charges of $35.0. The charges were comprised of $17.4 related to severance and other personnel costs and $17.6 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $1.0 in unused severance costs and $0.1 in unused facility-related costs.

INDEX

Interest Expense

	Six Months Ended June 30,
	2023	2022	Change
Interest expense	$(100.5)	$(84.4)	19.1%
The increase in interest expense for the six months ended June 30, 2023, as compared with the corresponding period in 2022, is primarily due to the increased interest rates on variable rate debt and higher borrowings under the Credit Facility.
Equity Method Income

	Six Months Ended June 30,
	2023	2022	Change
Equity method income, net	$(1.2)	$4.8	(124.3)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the six months ended June 30, 2023, as compared with the corresponding period in 2022, was primarily due to the decreased profitability of the Company's joint ventures in 2023.
Other, net

	Six Months Ended June 30,
	2023	2022	Change
Other, net	$(23.8)	$(45.2)	(47.2)%
 The change in Other, net for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, is primarily due to investment losses of $5.6 for the three months ended June 30, 2023 compared to investment losses of $14.2 for the corresponding period of 2022. In addition, foreign currency transaction losses of $18.0 were recognized for the six months ended June 30, 2023 as compared to losses of $31.7 for the corresponding period of 2022.
Income Tax Expense

	Six Months Ended June 30,
	2023	2022	Change
Income tax expense	$113.7	$222.6	(48.9)%
Income tax expense as a % of earnings before income taxes	23.8%	24.4%
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
Operating Income by Segment
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, remaining unallocated costs of the CDCS business, COVID-19-related costs, and other special items. These changes align with how the CODM now evaluates segment performance and allocates resources. Prior periods have been conformed for comparability.

	Six Months Ended June 30,
	2023	2022	Change
Dx segment operating income	$851.2	$1,198.7	(29.0)%
Dx segment operating margin	18.0%	25.5%	(7.4)%
BLS segment operating income	178.2	188.9	(5.7)%
BLS segment operating margin	13.1%	13.7%	(0.6)%
Segment operating income	1,029.4	1,387.6	(25.8)%
General corporate and unallocated expenses	(300.1)	(217.4)	38.0%
Amortization of intangibles and other assets	(104.9)	(100.0)	4.9%
Restructuring and other charges	(23.3)	(35.0)	(33.4)%
Goodwill and other asset impairments	(5.0)	(1.2)	316.7%
Total operating income	$596.1	$1,034.0	(42.4)%

INDEX

Dx operating income was $851.2 for the six months ended June 30, 2023, a decrease of $347.5 over operating income of $1,198.7 in the corresponding period of 2022, and Dx operating margin decreased 740 basis points year-over-year. The decrease was due to a reduction in COVID-19 Testing and higher personnel costs, partially offset by a recovery in the Base Business.
BLS operating income was $178.2 for the six months ended June 30, 2023, a decrease of $10.7 over operating income of $188.9 in the corresponding period of 2022. The decrease was due to NHP-related constraints and higher personnel costs, partially offset by demand growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $300.1 for the six months ended June 30, 2023, a increase of $82.7 over corporate expenses of $217.4 in the corresponding period of 2022, primarily due to spin-off transaction costs, personnel costs, bonus allocation, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)
The Company's cash-generating ability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated from operations, will be sufficient to satisfy its cash requirements, cash dividends, and share repurchases over the next twelve months. The Company's senior unsecured revolving credit facility is further discussed in Note 7 (Debt) to the Company's condensed consolidated financial statements.
In summary, the Company's cash flows from continuing operations were as follows for the six months ended June 30, 2023, and 2022, respectively:

	Six Months Ended June 30,
	2023	2022
Net cash provided by operating activities from continuing operations	$347.2	$904.6
Net cash used for investing activities from continuing operations	(328.6)	(802.5)
Net cash used for financing activities from continuing operations	(124.7)	(497.4)
Effect of exchange rate changes on cash and cash equivalents	6.3	(19.4)
Net decrease in cash and cash equivalents from continuing operations	$(99.8)	$(414.7)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2023, and 2022, totaled $1,930.6 and $978.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, the Company's continuing operations provided $347.2 of cash as compared to $904.6 during the same period in 2022. The $557.4 decrease in cash provided from operations in 2023 as compared with the corresponding 2022 period is primarily due to lower cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2023, was $328.6 as compared to $802.5 for the six months ended June 30, 2022. The change in cash used for investing activities was primarily due to a decrease in business acquisitions and lower capital expenditures during the six months ended June 30, 2023. Capital expenditures were $181.5 and $247.4 for the six months ended June 30, 2023, and 2022, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities for the six months ended June 30, 2023, was $124.7 as compared to $497.4 for the six months ended June 30, 2022. The change in cash flows from financing activities for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, was primarily due to no share repurchase activity during the six months ended June 30, 2023 as compared to $400.0 during the corresponding period in 2022. Upon closing of the spin transaction, Fortrea made a cash distribution to the Company of approximately $1,600.0 as partial consideration for the assets that the Company contributed to Fortrea in connection with the spin-off. The Company intends to use approximately $1.0 billion of the proceeds toward an accelerated share repurchase program and $300.0 to pay down debt maturing this year.
At June 30, 2023, the Company had $1,930.6 of cash and $1,000.0 of available borrowings under its revolving credit

INDEX

facility, which does not mature until 2026. Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at June 30, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
For the six months ended June 30, 2023, the Company did not repurchase any of the Company's common stock. As of June 30, 2023, the Company had an outstanding authorization from the board of directors to purchase up to $1,531.5 more of the Company's common stock with no expiration date.
For the six months ended June 30, 2023, the Company paid $129.0 in common stock dividends. On July 13, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $64.8 in the aggregate. The dividend will be payable on September 8, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on August 8, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
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
Foreign Currency Exchange Rates
Approximately 13.6% of the Company's revenues for the six months ended June 30, 2023, and approximately 14.3% of the Company's revenue for the six months ended June 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In the second quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2023, by approximately $12.1. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $51.7 and $(241.1) at June 30, 2023 and 2022, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2023, the Company had 10 open foreign exchange forward contracts with various amounts maturing monthly through July 2023 with a notional value totaling approximately $415.3. At December 31, 2022, the Company had 27 open foreign exchange forward contracts with various amounts maturing monthly through January 2023 with a notional value totaling approximately $629.5.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 (Commitments and Contingencies) to the Company’s condensed consolidated financial statements, above, which is incorporated herein by reference.
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
The recently completed spin-off of Fortrea Holdings Inc. may not achieve the intended results.
On June 30, 2023, Labcorp completed the previously announced spin-off of Fortrea Holdings Inc. (Fortrea). The spin-off poses risks and challenges that could impact the Company’s business, including, but not limited to, the failure to achieve the intended benefits from the spin-off, the failure to receive tax-free treatment for U.S. federal income purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea in connection with the spin-off.
The spin-off may adversely impact relationships with customers, suppliers, employees, and other business counterparties and the Company may experience delays, business disruption, increased costs, including from lost synergies, which could adversely affect the Company’s business, financial condition, and results of operations. The Company may also experience increased challenges in attracting, retaining, and motivating key personnel, which could harm the Company’s business. The Company's ongoing transitional and commercial arrangements with Fortrea intend to provide for a seamless delivery of services to the customers and other stakeholders of the independent companies following the spin-off, but those arrangements may not meet the intended objectives and could have unexpected costs or challenges, which could negatively impact the Company’s business, including relationships with customers and other business counterparties, and which could also result in a decline in value of the Company.
The Company might not be able to engage in certain desirable capital-raising or strategic transactions.
The Company’s ability to engage in certain transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free qualification of the Fortrea spin-off and certain related transactions under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code. Even if the spin-off and certain related transactions otherwise qualify for tax-free treatment under Section 355 of the Code, they may result in corporate-level taxable gain to the Company if there is a 50% or greater change in ownership, by vote or value, of shares of the Company’s stock, Fortrea’s stock, or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the spin-off, which is generally presumed to include any acquisitions or issuances of stock within two years of the spin-off. To avoid realizing such taxable gain, the Company may be restricted or limited in its capital-raising or in the strategic transactions that it elects to pursue during such time period.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
The Board of Directors has authorized the repurchase of specified amounts of the Company's stock since 2007. During the three months ended June 30, 2023, the Company did not repurchase any of its common stock. As of June 30, 2023, the Company had outstanding authorization from the board of directors to purchase up to $1,531.5 of the Company's common stock. The repurchase authorization has no expiration date.

INDEX

Item 5. Other Information
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)	Exhibits
2.1†*
Separation and Distribution Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023)

10.1†*
Tax Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023)

10.2†
Employee Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2023)

10.3†*
Transition Services Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2023)

10.4**	Laboratory Corporation of America Holdings Amended and Restated 2016 Employee Stock Purchase Plan
10.5**	First Amendment to the Laboratory Corporation of America Holdings Amended and Restated 2016 Employee Stock Purchase Plan
31.1**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32***	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS**	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally copies of any of the omitted schedules to the Securities and Exchange Commission upon its request.
*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
**	filed herewith
***	furnished herewith

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

August 4, 2023