Form 10-Q
period 2023-09-30
LABORATORY CORP OF AMERICA HOLDINGS
filed 2023-10-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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

The number of shares outstanding of the issuer's common stock is 84.9 million shares as of October 27, 2023.

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$727.9	$320.6
Accounts receivable, net	1,957.0	1,785.5
Unbilled services	108.0	211.8
Supplies inventory	461.1	470.6
Prepaid expenses and other	700.2	610.4
Current assets of discontinued operations	—	1,226.1
Total current assets	3,954.2	4,625.0
Property, plant and equipment, net	2,820.5	2,794.1
Goodwill, net	6,331.9	6,123.7
Intangible assets, net	3,275.6	3,123.6
Joint venture partnerships and equity method investments	39.5	65.7
Deferred income taxes	7.7	6.4
Other assets, net	456.6	378.4
Long-term assets of discontinued operations	—	3,038.2
Total assets	$16,886.0	$20,155.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$690.6	$852.2
Accrued expenses and other	689.7	787.0
Unearned revenue	360.8	310.6
Short-term operating lease liabilities	162.3	163.8
Short-term finance lease liabilities	6.4	6.0
Short-term borrowings and current portion of long-term debt	991.0	301.3
Current liabilities of discontinued operations	—	657.6
Total current liabilities	2,900.8	3,078.5
Long-term debt, less current portion	4,427.6	5,038.8
Operating lease liabilities	662.4	652.9
Financing lease liabilities	80.2	83.6
Deferred income taxes and other tax liabilities	499.5	543.4
Other liabilities	423.0	401.1
Long-term liabilities of discontinued operations	—	241.3
Total liabilities	8,993.5	10,039.6
Commitments and contingent liabilities
Noncontrolling interest	19.4	18.9
Shareholders’ equity:
Common stock, 84.9 and 88.2 shares outstanding at September 30, 2023, and December 31, 2022, respectively	7.7	8.1
Additional paid-in capital	4.7	—
Retained earnings	8,069.5	10,581.7
Accumulated other comprehensive loss	(208.8)	(493.2)
Total shareholders’ equity	7,873.1	10,096.6
Total liabilities and shareholders’ equity	$16,886.0	$20,155.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$3,056.8	$2,866.8	$9,128.3	$8,934.2
Cost of revenues	2,205.6	1,980.6	6,584.8	6,023.4
Gross profit	851.2	886.2	2,543.5	2,910.8
Selling, general and administrative expenses	525.5	453.2	1,488.5	1,307.6
Amortization of intangibles and other assets	55.7	49.0	160.6	149.0
Goodwill and other asset impairments	10.2	—	15.2	1.2
Restructuring and other charges	7.5	10.0	30.8	45.0
Operating income	252.3	374.0	848.4	1,408.0
Other income (expense):
Interest expense	(50.3)	(46.3)	(150.8)	(130.7)
Investment income	15.9	3.7	22.6	6.2
Equity method income (expense), net	(0.3)	1.7	(1.5)	6.5
Other, net	21.1	(17.6)	(2.7)	(62.8)
Earnings from continuing operations before income taxes	238.7	315.5	716.0	1,227.2
Provision for income taxes	55.1	38.2	168.8	260.8
Earnings from continuing operations	183.6	277.3	547.2	966.4
Earnings from discontinued operations, net of tax	—	75.9	38.8	237.8
Net earnings	183.6	353.2	586.0	1,204.2
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(0.9)	(1.2)
Net earnings attributable to Laboratory Corporation of America Holdings	$183.3	$352.8	$585.1	$1,203.0

Basic earnings per common share:
Basic earnings per common share continuing operations	$2.12	$3.07	$6.22	$10.50
Basic earnings per common share discontinued operations	$—	$0.84	$0.44	$2.59
Basic earnings per common share	$2.12	$3.91	$6.66	$13.09

Diluted earnings per common share:
Diluted earnings per common share continuing operations	$2.11	$3.06	$6.19	$10.45
Diluted earnings per common share discontinued operations	$—	$0.84	$0.44	$2.57
Diluted earnings per common share	$2.11	$3.90	$6.63	$13.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$183.6	$353.2	$586.0	$1,204.2
Foreign currency translation adjustments	(56.0)	(256.5)	43.8	(572.2)
Net benefit plan adjustments	1.1	1.3	3.4	4.2
Other comprehensive earnings (loss) before tax	(54.9)	(255.2)	47.2	(568.0)
Provision (benefit) for income tax related to items of comprehensive earnings	(0.2)	(0.3)	(0.8)	(1.1)
Other comprehensive earnings (loss), net of tax	(55.1)	(255.5)	46.4	(569.1)
Comprehensive earnings	128.5	97.7	632.4	635.1
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(0.9)	(1.2)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$128.2	$97.3	$631.5	$633.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	491.6	—	491.6
Other comprehensive earnings (loss), net of tax	—	—	—	(73.0)	(73.0)
Issuance of common stock under employee stock plans	—	18.2	—	—	18.2
Net share settlement tax payments from issuance of stock to employees	—	(27.3)	—	—	(27.3)
Stock compensation	—	38.2	—	—	38.2
BALANCE AT MARCH 31, 2022	$8.5	$29.1	$10,948.4	$(264.9)	$10,721.1
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	358.6	—	358.6
Other comprehensive earnings (loss), net of tax	—	—	—	(240.6)	(240.6)
Dividends declared	—	—	(68.6)	—	(68.6)
Issuance of common stock under employee stock plans	—	0.9	—	—	0.9
Net share settlement tax payments from issuance of stock to employees	—	(10.1)	—	—	(10.1)
Stock compensation	—	39.4	—	—	39.4
Purchase of common stock	(0.2)	(59.3)	(340.5)	—	(400.0)
BALANCE AT JUNE 30, 2022	$8.3	$—	$10,897.9	$(505.5)	$10,400.7
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	352.8	—	352.8
Other comprehensive earnings (loss), net of tax	—	—	—	(255.5)	(255.5)
Dividends declared	—	—	(66.4)	—	(66.4)
Issuance of common stock under employee stock plans	—	31.5	—	—	31.5
Net share settlement tax payments from issuance of stock to employees	—	(7.2)	—	—	(7.2)
Stock compensation	—	36.3	—	—	36.3
Purchase of common stock	(0.1)	(60.6)	(339.3)	—	(400.0)
BALANCE AT SEPTEMBER 30, 2022	$8.2	$—	$10,845.0	$(761.0)	$10,092.2

BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	212.9	—	212.9
Other comprehensive earnings (loss), net of tax	—	—	—	49.0	49.0
Dividends declared	—	—	(64.7)	—	(64.7)
Issuance of common stock under employee stock plans	—	27.6	—	—	27.6
Net share settlement tax payments from issuance of stock to employees	—	(20.5)	—	—	(20.5)
Stock compensation	—	40.6	—	—	40.6
BALANCE AT MARCH 31, 2023	$8.1	$47.7	$10,729.9	$(444.2)	$10,341.5
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	188.9	—	188.9
Other comprehensive earnings (loss), net of tax	—	—	—	52.5	52.5
Fortrea Holdings Inc. spin off	—	—	(2,018.1)	238.0	(1,780.1)
Dividends declared	—	—	(64.5)	—	(64.5)
Issuance of common stock under employee stock plans	—	26.8	—	—	26.8
Net share settlement tax payments from issuance of stock to employees	—	(18.2)	—	—	(18.2)
Stock compensation	—	38.1	—	—	38.1
BALANCE AT JUNE 30, 2023	$8.1	$94.4	$8,836.2	$(153.7)	$8,785.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	183.3	—	183.3
Other comprehensive earnings (loss), net of tax	—	—	—	(55.1)	(55.1)
Dividends declared	—	—	(64.6)	—	(64.6)
Net share settlement tax payments from issuance of stock to employees	—	(0.9)	—	—	(0.9)
Stock compensation	—	34.4	—	—	34.4
Purchase of common stock	(0.4)	(123.2)	(885.4)	—	(1,009.0)
BALANCE AT SEPTEMBER 30, 2023	$7.7	$4.7	$8,069.5	$(208.8)	$7,873.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$586.0	$1,204.2
Earnings from discontinued operations, net of tax	(38.8)	(237.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	430.9	406.8
Stock compensation	101.7	93.2
Operating lease right-of-use asset expense	128.5	129.0
Goodwill and other asset impairments	15.2	1.2
Deferred income taxes	(18.2)	(44.8)
Other	3.9	—
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Decrease (increase) in accounts receivable	(173.6)	59.8
Decrease (increase) in unbilled services	103.4	(64.6)
Decrease (increase) in supplies inventory	9.7	(47.5)
Increase in prepaid expenses and other	(74.9)	(52.7)
Increase (decrease) in accounts payable	(188.6)	112.6
Increase in unearned revenue	50.7	27.6
Decrease in accrued expenses and other	(313.2)	(429.4)
Net cash provided by continuing operating activities	622.7	1,157.6
Net cash provided by discontinued operating activities	125.4	144.7
Net cash provided by operating activities	748.1	1,302.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(286.4)	(330.2)
Proceeds from sale of assets	0.3	1.2
Proceeds from sale or distribution of investments	6.7	0.7
Proceeds from exit from swaps	—	2.9
Investments in equity affiliates	(20.1)	(6.1)
Acquisition of businesses, net of cash acquired	(516.7)	(1,013.6)
Net cash used in continuing investing activities	(816.2)	(1,345.1)
Net cash used in discontinued investing activities	(24.7)	(33.8)
Net cash used for investing activities	(840.9)	(1,378.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	1,968.5	—
Payments on revolving credit facilities	(1,878.9)	—
Net share settlement tax payments from issuance of stock to employees	(39.6)	(44.6)
Net proceeds from issuance of stock to employees	54.4	50.6
Dividends paid	(192.9)	(131.6)
Purchase of common stock	(1,009.0)	(800.0)
Other	(15.0)	(24.0)
Net cash used in continuing financing activities	(1,112.5)	(949.6)
Net cash provided by discontinued financing activities	1,499.7	—
Net cash provided by (used in) financing activities	387.2	(949.6)
Effect of exchange rate changes on cash and cash equivalents	3.5	(36.6)
Net increase (decrease) in cash and cash equivalents	297.9	(1,062.8)
Cash and cash equivalents at beginning of period	430.0	1,472.7
Less: Cash and cash equivalents of discontinued operations as of end of period	$—	$105.0
Cash and cash equivalents at end of period	$727.9	$304.9
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
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS). For further financial information about these segments, see Note 12 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2023, Dx and BLS contributed approximately 77% and 23%, respectively, of revenues to the Company. During the nine months ended September 30, 2023, Dx and BLS contributed approximately 77% and 23%, respectively, of revenues to the Company.
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
In June 2023, Fortrea, prior to the Separation and while a subsidiary of the Company, issued $570.0 of 7.500% senior secured notes due 2030 (the Fortrea Notes). The proceeds from the Fortrea Notes were used to fund cash payments of approximately $1,600.0 to the Company in connection with the Separation. The Company does not guarantee the Fortrea Notes following the Separation. Also in June 2023, Fortrea entered into three floating secured overnight financing rate (SOFR) credit facilities totaling $1,520.0. These are comprised of a $450.0 Revolver maturing June 30, 2028; a $500.0 Term Loan A maturing June 30, 2028; and a $570.0 Term Loan B maturing June 30, 2030.
In connection with the spin-off, the Company entered into several agreements with Fortrea on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with Fortrea after the spin-off, including a separation and distribution agreement, a tax matters agreement, an employee matters agreement, and a transition services agreement. These agreements contain the key provisions relating to the spin-off, including provisions relating to the principal intercompany transactions required to effect the spin-off, the conditions to the spin-off and provisions governing the relationship between Fortrea and the Company after the spin-off. The costs to provide these services are included in operating income but the service fees are included in other income.
Financial Information of Discontinued Operations
Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations reflect the after-tax results of Fortrea's business and Separation-related fees, and do not include any allocation of general corporate overhead expense or interest expense of the Company.
The following table summarizes the significant line items included in Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$739.5	$1,506.6	$2,268.5
Cost of revenues	—	566.0	1,244.5	1,764.0
Gross profit	—	173.5	262.1	504.5
Selling, general and administrative expenses	—	56.8	184.1	152.5
Amortization of intangibles and other assets	—	16.2	31.9	49.7
Restructuring and other charges	—	5.1	3.0	27.1
Operating income	—	95.4	43.1	275.2
Other income (expense):
Interest expense	—	—	(0.5)	(0.3)
Investment income (expense)	—	0.4	(1.2)	1.0
Other, net	—	10.3	4.2	35.0
Earnings before income taxes	—	106.1	45.6	310.9
Provision for income taxes	—	30.2	6.8	73.1
Net earnings attributable to Laboratory Corporation of America Holdings	$—	$75.9	$38.8	$237.8

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2022:

December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$109.4
Accounts receivable, net	436.5
Unbilled services	583.6
Prepaid expenses and other	96.6
Total current assets	1,226.1
Property, plant and equipment, net	162.1
Goodwill, net	1,997.3
Intangible assets, net	823.3
Deferred income taxes	1.2
Other assets, net	54.3
Total assets	$4,264.3

LIABILITIES
Current liabilities:
Accounts payable	$82.6
Accrued expenses and other	281.8
Unearned revenue	271.5
Short-term operating lease liabilities	21.7
Total current liabilities	657.6
Operating lease liabilities	26.8
Deferred income taxes and other tax liabilities	192.8
Other liabilities	21.7
Total liabilities	898.9

3.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three and nine months ended September 30, 2023, and 2022, were as follows:

	For the Three Months Ended September 30, 2023				For the Three Months Ended September 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	23%	—%	—%	23%
Patients	9%	—%	—%	9%	8%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	38%	—%	—%	38%
Total Dx revenues by payer	77%	—%	—%	77%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology and medical device companies	10%	9%	4%	23%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Nine Months Ended September 30, 2023				For the Nine Months Ended September 30, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	22%	—%	—%	22%
Patients	9%	—%	—%	9%	8%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	39%	—%	—%	39%
Total Dx revenues by payer	77%	—%	—%	77%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology and medical device companies	10%	9%	4%	23%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $2,550.6 (83.4%) and $2,392.4 (83.5%) for the three months ended September 30, 2023, and 2022, respectively, and for the nine months ended September 30, 2023, and 2022, were $7,645.0 (83.8%) and $7,454.0 (83.4%), respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	September 30, 2023	December 31, 2022
Dx accounts receivable	$1,160.0	$1,046.9
BLS accounts receivable	829.8	769.3
Less BLS allowance for doubtful accounts	(32.8)	(30.7)
Accounts receivable	$1,957.0	$1,785.5

Gross unbilled services	$116.9	$222.3
Less reserve for unbilled services	(8.9)	(10.5)
Unbilled services	$108.0	$211.8

Unearned revenue	$360.8	$310.6
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $6.3 and $9.3 for the three months ended September 30, 2023 and 2022, respectively, and $79.1 and $65.9 for the nine months ended September 30, 2023, and 2022, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the nine months ended September 30, 2023, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2022	$30.7	$10.5	$0.7	$41.9
Plus, credit loss expense	6.2	—	—	6.2
Less, write offs	(4.1)	(1.6)	—	(5.7)
Balance as of September 30, 2023	$32.8	$8.9	$0.7	$42.4
The credit loss expense in the first nine months primarily related to the collection risk from several biotech receivable balances in the first quarter.
4.    BUSINESS ACQUISITIONS
During the nine months ended September 30, 2023, the Company acquired several businesses and related assets for cash of approximately $516.7. These acquisitions consisted of the clinical and outreach businesses of Jefferson Health ($108.0), Enzo BioChem ($112.8), Providence Health & Services - Oregon ($110.0), Tufts Medicine ($157.0), and other smaller acquisitions

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
($28.9). The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $284.6 in identifiable intangible assets. A residual amount of non-tax deductible goodwill of approximately $230.5 was recorded as of September 30, 2023. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively. The purchase price allocations for these acquisitions have not been finalized as of September 30, 2023. The preliminary valuation of acquired assets and assumed liabilities, include the following:

	Business Acquisitions	Measurement Period Adjustments	Amounts Acquired During the Nine Months Ended September 30, 2023
Cash and cash equivalents	$—	$0.2	$0.2
Accounts receivable	(3.0)	—	(3.0)
Inventories	1.3	—	1.3
Prepaid expenses and other	0.4	0.6	1.0
Property, plant and equipment	4.7	(1.5)	3.2
Goodwill	230.5	(29.4)	201.1
Intangible assets	284.6	19.5	304.1
Other assets	2.1	—	2.1
Total assets acquired	$520.6	$(10.6)	$510.0
Accrued expenses and other	3.9	(8.3)	(4.4)
Deferred income taxes	—	(2.3)	(2.3)
Total liabilities acquired	3.9	(10.6)	(6.7)
Net assets acquired	$516.7	$—	$516.7
During the nine months ended September 30, 2022, the Company acquired several businesses and related assets for approximately $1,013.6 in cash. The purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $407.4 in identifiable intangible assets and a residual amount of non-tax deductible goodwill of approximately $571.3. The amortization period for intangible assets acquired from this businesses range from 5 to 23 years for customer relationships and non-compete agreements. These acquisitions were made primarily to complement and accelerate the Company’s existing liquid biopsy capabilities and enhance the Company's diagnostic footprint and capabilities. The preliminary valuation of acquired assets and assumed liabilities, include the following:

	Preliminary Personal Genome Diagnostics Inc.	Preliminary Ascension Healthcare	Other Acquisitions	Measurement Period Adjustments	Amounts Acquired During the Nine Months Ended September 30, 2022
Accounts receivable	$4.1	$—	$—	$—	$4.1
Unbilled services	2.9	—	—	—	2.9
Inventories	2.5	24.6	—	—	27.1
Prepaid expenses and other	1.2	0.4	—	—	1.6
Property, plant and equipment	9.9	43.5	0.1	—	53.5
Deferred income taxes	—	—	—	17.7	17.7
Goodwill	285.6	161.2	62.2	62.3	571.3
Intangible assets	272.9	197.0	71.7	(134.2)	407.4
Other assets	—	—	0.8	—	0.8
Total assets acquired	579.1	426.7	134.8	(54.2)	1,086.4
Accounts payable	3.8	—	—	—	3.8
Accrued expenses and other	23.7	—	—	32.9	56.6
Unearned revenue	3.3	—	—	—	3.3
Lease liabilities	—	2.9	—	—	2.9
Deferred income taxes	17.1	—	—	(17.1)	—
Other liabilities	76.2	—	—	(70.0)	6.2
Total liabilities acquired	124.1	2.9	—	(54.2)	72.8
Net assets acquired	$455.0	$423.8	$134.8	$—	$1,013.6

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Pro Forma Information
Had the Company's total 2023 and 2022 acquisitions been completed as of January 1, the Company's pro forma results would have been as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2023	2022	2022
Revenues	$3,073.4	$9,218.6	$2,933.5	$9,205.7
Net earnings from continuing operations attributable to Laboratory Corporation of America Holdings	$185.2	$597.1	$358.5	$1,228.7
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$183.3	86.6	$2.12	$276.9	90.2	$3.07	$546.3	87.9	$6.22	$965.2	91.9	$10.50
Dilutive effect of employee stock options and awards	—	0.4		—	0.5		—	0.4		—	0.5
Net earnings including impact of dilutive adjustments	$183.3	87.0	$2.11	$276.9	90.7	$3.06	$546.3	88.3	$6.19	$965.2	92.4	$10.45
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Employee stock options and awards	0.2	0.2	0.4	0.2
6.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2023, are as follows:

	Dx	BLS	Total
Balance as of December 31, 2022	$4,533.5	$1,590.2	$6,123.7
Goodwill acquired during the period	230.5	—	230.5
Foreign currency impact and other adjustments to goodwill	(18.6)	(3.7)	(22.3)
Balance as of September 30, 2023	$4,745.4	$1,586.5	$6,331.9

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
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, the Company's business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily, a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers; increases in customer termination activity; or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. During the fourth quarter of 2022, the company recorded a goodwill impairment, related to the early development reporting unit, at which time the amount of fair value in excess of carrying value was reduced to zero. As such, the company continues to closely monitor the performance of the early development reporting unit.
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
The components of identifiable intangible assets are as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,735.5	$(1,298.8)	$2,436.7	$3,489.9	$(1,169.6)	$2,320.3
Patents, licenses and technology	520.5	(263.1)	257.4	520.4	(243.3)	277.1
Non-compete agreements	120.7	(54.7)	66.0	80.1	(46.8)	33.3
Trade name	16.4	(5.4)	11.0	16.4	(3.5)	12.9
Land use right	3.5	(2.5)	1.0	3.5	(2.2)	1.3
Canadian licenses	495.6	—	495.6	468.7	—	468.7
Other	14.2	(6.3)	7.9	14.2	(4.2)	10.0
	4,906.4	(1,630.8)	3,275.6	4,593.2	(1,469.6)	3,123.6
Amortization of intangible assets for the three and nine months ended September 30, 2023, and 2022, was $55.7 and $49.0 and $160.6 and $149.0, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $57.0 for the remainder of fiscal 2023, $228.0 in fiscal 2024, $218.2 in fiscal 2025, $209.3 in fiscal 2026, $198.1 in fiscal 2027, and $1,784.0 thereafter.
7.    DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2023, and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
Revolving line of credit	$90.0	$—
4.00% senior notes due 2023	300.0	300.0
3.25% senior notes due 2024	600.0	—
Debt issuance costs	(0.8)	(0.4)
Current portion of note payable	1.8	1.7
Total short-term borrowings and current portion of long-term debt	$991.0	$301.3

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Long-term debt at September 30, 2023, and December 31, 2022, consisted of the following:

	September 30, 2023	December 31, 2022
2.30% senior notes due 2024	$400.0	$400.0
3.25% senior notes due 2024	—	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	405.1	420.3
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(28.5)	(33.8)
Note payable	1.0	2.3
Total long-term debt	$4,427.6	$5,038.8
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month SOFR plus 1.0706% to hedge against changes in the fair value of a portion of the Company's long-term debt. These interest rate swaps are included in other long-term liabilities and deducted from the value of the senior notes with an aggregate fair value of $94.9 at September 30, 2023.
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There was $90.0 outstanding on the Company's current revolving credit facility as of September 30, 2023. As of September 30, 2023, the effective interest rate on the revolving credit facility was 6.42%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at September 30, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
There were $85.4 in outstanding letters of credit as of September 30, 2023.
8.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2023, and December 31, 2022.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2022	88.2
Shares issued under employee stock plans	0.6
Shares retired due to Fortrea spin	(0.2)
Shares repurchased	(3.7)
Common shares at September 30, 2023	84.9
Share Repurchase Program
On August 8, 2023, the Company entered into accelerated share repurchase agreements (collectively, the ASR Agreements) with two different banks, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC (collectively, the Financial Institutions),

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
to repurchase approximately $1,000.0 in the aggregate of the Company’s common stock (Common Stock), as part of the Company’s Common Stock repurchase program. The remaining repurchase authorization has no expiration date.
Under the ASR Agreements, the Company made an aggregate payment of $1,000.0 to the Financial Institutions and received an aggregate initial number of approximately 3.7 shares of Common Stock from the Financial Institutions, which were removed from the outstanding share count in connection with entering into the ASR Agreements. The 3.7 shares reflects the 80% of the shares that would ultimately be repurchased under the ASR Agreements if the price of the Common Stock established in the ASR Agreement as the inception of the ASR Agreements remains constant. The specific number of shares that the Company ultimately will repurchase under the ASR Agreements will be based generally on the average of the daily volume-weighted average price per share of the Common Stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. At settlement, under certain circumstances, the Financial Institutions may be required to deliver additional shares of Common Stock to the Company, or the Company may be required, at its election, either to make cash payments or deliver shares of Common Stock to the Financial Institutions. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the Financial Institutions, and various acknowledgments, representations and warranties made by the parties to one another. Repurchases and settlements under the ASR Agreements are expected to be completed by the end of December 2023.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
As of September 30, 2023, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock.
Dividends
For the nine months ended September 30, 2023, the Company paid $192.9 in common stock dividends. On October 12, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the fourth quarter, or approximately $62.1 in the aggregate. The dividend will be payable on December 12, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on November 8, 2023. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2022	$(462.3)	$(30.9)	$(493.2)
Fortrea Holdings Inc. spin off	231.6	6.4	238.0
Current year adjustments	43.8	17.6	61.4
Pension settlement charge	—	(10.8)	(10.8)
Amounts reclassified from accumulated other comprehensive income	—	(3.4)	(3.4)
Tax effect of adjustments	—	(0.8)	(0.8)
Balance as of September 30, 2023	$(186.9)	$(21.9)	$(208.8)
9.    COMMITMENTS AND CONTINGENCIES
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction-related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and managed care organizations (MCOs) reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.

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
On March 10, 2017, the Company was served with a putative class action lawsuit, Victoria Bouffard, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient list prices unlawfully exceed the rates negotiated for the same services with private and public health insurers in violation of various state consumer protection laws. The lawsuit also alleges breach of implied contract or quasi-contract, unjust enrichment, and fraud. The lawsuit seeks statutory, exemplary, and punitive damages, injunctive relief, and recovery of attorney's fees and costs. In May 2017, the Company filed a Motion to Dismiss Plaintiffs' Complaint and Strike Class Allegations; the Motion to Dismiss was granted in March 2018 without prejudice. On October 10, 2017, a second putative class action lawsuit, Sheryl Anderson, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint contained similar allegations and sought similar relief to the Bouffard complaint, and added additional counts regarding state consumer protection laws. On August 10, 2018, the Plaintiffs filed an Amended Complaint, which consolidated the Bouffard and Anderson actions. In September 2023, the lawsuit was dismissed with prejudice. On December 29, 2021, a related lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the court entered an order granting the Company's Motion to Dismiss. On March 13, 2023, Plaintiffs filed a Notice of Appeal. The Company will vigorously defend the Nolan lawsuit.
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
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company's website uses Google Analytics and other online tracking technologies. The Company will vigorously defend the lawsuit.
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
10.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2023, and December 31, 2022, is as follows:

			Fair Value Measurements as of
			September 30, 2023
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	September 30, 2023	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.2	$—	$15.2	$—
Cross currency swaps	Other liabilities	55.6	—	55.6	—
Interest rate swaps	Other liabilities	94.9	—	94.9	—
Cash surrender value of life insurance policies	Other assets, net	112.2	—	112.2	—
Deferred compensation liability	Other liabilities	105.4	—	105.4	—
Contingent consideration	Accrued expenses and other; Other liabilities	66.1	—	—	66.1

			Fair Value Measurements as of
			December 31, 2022
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2022	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities, net	45.7	—	45.7	—
Interest rate swaps	Other liabilities, net	79.7	—	79.7	—
Cash surrender value of life insurance policies	Other assets, net	100.7	—	100.7	—
Deferred compensation liability	Other liabilities	96.9	—	96.9	—
Contingent consideration	Accrued expenses and other; Other liabilities	77.4	—	—	77.4

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2022	$77.4
Adjustments	(11.3)
Balance as of September 30, 2023	$66.1
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s condensed consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
The Company offers certain employees the opportunity to participate in an employee-funded deferred compensation plan (DCP). A participant's deferrals are allocated by the participant to one or more of multiple measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant's investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participant's allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $4,936.6 and $4,973.9 as of September 30, 2023, and December 31, 2022, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross-Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. These cross currency swaps are included in other long-term liabilities as appropriate with an aggregate fair value of $55.6 and $45.7 as of September 30, 2023 and December 31, 2022, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statement of Comprehensive Earnings.
11.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2023	2022
Cash paid during period for:
Interest	$180.3	$159.2
Income taxes, net of refunds	181.2	391.7
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	23.1	8.2

12.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2023, and 2022. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
As a result of the spin-off, the Company recast the segment results to exclude the historical results of Fortrea. Additionally, the remaining operations of the Drug Development segment has been renamed as the BLS segment. Prior periods have been conformed for comparability.
Segment asset information is not presented because it is not used by the CODM at the segment level. The Corporate costs not allocated to segments include the costs of centralized functions, other charges such as acquisition expenses, spin-off costs, remaining unallocated costs of the CDCS business, and COVID-19 related costs not deemed to relate to segment. Centralized functions include corporate governance, executive management and related human resources, finance, legal, risk management, and information technology functions.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Dx	$2,344.7	$2,207.6	$7,068.3	$6,917.1
BLS	719.1	666.4	2,079.4	2,048.5
Intercompany eliminations and other	(7.0)	(7.2)	(19.4)	(31.4)
Total revenues	$3,056.8	$2,866.8	$9,128.3	$8,934.2

Operating Earnings:
Dx segment operating income	$386.3	$439.8	$1,237.5	$1,638.5
BLS segment operating income	109.0	105.0	287.2	293.9
Segment operating income	495.3	544.8	1,524.7	1,932.4
General corporate and unallocated expenses	(169.6)	(111.8)	(469.7)	(329.2)
Amortization of intangibles and other assets	(55.7)	(49.0)	(160.6)	(149.0)
Restructuring and other charges	(7.5)	(10.0)	(30.8)	(45.0)
Goodwill and other asset impairments	(10.2)	—	(15.2)	(1.2)
Total operating income	$252.3	$374.0	$848.4	$1,408.0
13.  SUBSEQUENT EVENTS
On October 4, 2023, the Company announced it had entered into an agreement with Baystate Health, Inc. (Baystate Health) to acquire its outreach laboratory business and select operating assets, including laboratory service centers operated by Baystate Health throughout Massachusetts for $151.1 in cash. This strategic relationship will build upon Labcorp's and Baystate Health's existing reference laboratory relationship to improve the efficiency of routine and specialty lab testing.

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

INDEX

GENERAL (dollars in millions, except per share data)
Revenues for the nine months ended September 30, 2023, were $9,128.3, an increase of 2.2% from $8,934.2 during the nine months ended September 30, 2022. The increase was due to acquisitions, net of divestitures, of 1.8%, organic revenue of 0.3% and favorable foreign currency translation of 0.1%. The 0.3% increase in organic revenue was driven by a 10.0% increase in the company's organic Base Business, partially offset by a 9.6% decrease COVID-19 Testing. Base Business includes Labcorp's operations except for COVID-19 Testing.
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

RESULTS OF OPERATIONS (dollars in millions)

Three months ended September 30, 2023, compared with three months ended September 30, 2022
Revenues

	Three Months Ended September 30,
	2023	2022	Change
Dx	$2,344.7	$2,207.6	6.2%
BLS	719.1	666.4	7.9%
Intercompany eliminations and other	(7.0)	(7.2)	2.8%
Total	$3,056.8	$2,866.8	6.6%
Total revenues for the three months ended September 30, 2023, were $3,056.8, an increase of 6.6% over $2,866.8 in the third quarter of 2022. The increase was due to an increase in organic revenue of 3.7%, acquisitions, net of divestitures, of 2.2%, and favorable foreign currency translation of 0.7%. The 3.7% increase in organic revenue was driven by a 10.1% increase in the company's organic Base Business, partially offset by a 6.3% decrease in COVID-19 PCR and antibody testing (COVID-19 Testing). Base Business includes Labcorp's operations except for COVID-19 Testing.
Dx revenues for the three months ended September 30, 2023, were $2,344.7, an increase of 6.2% over $2,207.6 in the third quarter of 2022. The increase was due to organic revenue of 3.4% and acquisitions of 3.0%, partially offset by unfavorable foreign currency translation of 0.1%. The 3.4% increase in organic growth was due to an 11.6% increase in the Base Business,

INDEX

partially offset by a 8.2% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 15.9%. The Ascension lab management agreement contributed approximately 6.0% of the Base Business growth.
Dx total volume (measured by requisitions) for the three months ended September 30, 2023, increased by 2.3% as acquisition volume contributed 3.4%, while organic volume decreased by 1.1%. Organic volume was impacted by a 4.5% decrease in COVID-19 Testing, partially offset by a 3.4% increase in the Base Business. Price/mix increased by 3.9% due to organic Base Business growth of 8.2%, partially offset by a decrease in COVID-19 Testing of 3.7%, lower acquisitions of 0.4%, and an unfavorable currency translation of 0.1%. Base Business volume increased 7.2% compared to the Base Business last year. Price/mix was up 8.8% in the Base Business compared to the Base Business last year, which includes the benefit of the Ascension lab management agreement.
BLS revenues for the three months ended September 30, 2023, were $719.1, an increase of 7.9% over $666.4 in the third quarter of 2022. The increase was primarily due to organic growth of 4.9% and favorable foreign currency translation of 3.3%, partially offset by an unfavorable impact of divestitures of 0.2%.
Cost of Revenues

	Three Months Ended September 30,
	2023	2022	Change
Cost of revenues	$2,205.6	$1,980.6	11.4%
Cost of revenues as a % of revenues	72.2%	69.1%
Cost of revenues increased 11.4% during the three months ended September 30, 2023, as compared with the corresponding period in 2022. Cost of revenues as a percentage of revenues during the three months ended September 30, 2023, increased to 72.2% as compared to 69.1% in the corresponding period in 2022. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues, partially offset by the impact of the Ascension lab management agreement.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	Change
Selling, general and administrative expenses	$525.5	$453.2	16.0%
Selling, general and administrative expenses as a % of revenues	17.2%	15.8%
Selling, general and administrative expenses as a percentage of revenues was 17.2% and 15.8% during the three months ended September 30, 2023, and 2022, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues and spin-related costs, partially offset by the impact of the Ascension lab management agreement.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2023	2022	Change
Amortization of intangibles and other assets	$55.7	$49.0	13.6%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2022.
Goodwill and Other Asset Impairments

	Three Months Ended September 30,
	2023	2022	Change
Goodwill and other asset impairments	$10.2	$—	100.0%
The Company recorded impairment charges of $10.2 in intangible assets during the three months ended September 30, 2023 primarily due to a license impairment related to the divestiture of a joint venture. The Company recorded no impairment charges during the three months ended September 30, 2022.
Restructuring and Other Charges

	Three Months Ended September 30,
	2023	2022	Change
Restructuring and other charges	$7.5	$10.0	(24.7)%
During the three months ended September 30, 2023, the Company recorded net restructuring and other charges of $7.5. The charges were comprised of $11.2 related to severance and other personnel costs and $0.9 in facility closures, lease terminations,

INDEX

and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.1 in unused severance liabilities and the reversal of a previously established liability of $4.5 in unused facility-related costs.
During the three months ended September 30, 2022, the Company recorded net restructuring and other charges of $10.0. The charges were comprised of $2.8 related to severance and other personnel costs and $7.5 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.3 in unused facility-related costs.
Interest Expense

	Three Months Ended September 30,
	2023	2022	Change
Interest expense	$(50.3)	$(46.3)	8.7%
The increase in interest expense for the three months ended September 30, 2023, as compared with the corresponding period in 2022, is primarily due to the increased interest rates on variable rate debt and higher borrowings under the Credit Facility.
Equity Method Income

	Three Months Ended September 30,
	2023	2022	Change
Equity method income, net	$(0.3)	$1.7	(110.3)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended September 30, 2023, as compared with the corresponding period in 2022, was primarily due to the decreased profitability of the Company's joint ventures in 2023.
Other, net

	Three Months Ended September 30,
	2023	2022	Change
Other, net	$21.1	$(17.6)	(219.3)%
 The change in Other, net for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, is primarily due to $22.7 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, the Company recorded investment gains of $4.0 for the three months ended September 30, 2023 compared to investment losses of $5.2 for the corresponding period of 2022. Foreign currency transaction losses of $2.8 were recognized for the three months ended September 30, 2023, as compared to losses of $8.2 for the corresponding period of 2022.
Income Tax Expense

	Three Months Ended September 30,
	2023	2022	Change
Income tax expense	$55.1	$38.2	44.5%
Income tax expense as a % of earnings before income taxes	23.1%	12.1%
The current year effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and the disallowance of certain executive compensation, which are partially offset by research and development tax credits and favorable foreign rate differentials. The prior year effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, which were partially offset by windfall stock compensation deductions and favorable foreign rate differentials.
Operating Income by Segment
As a result of the spin-off of Fortrea, which was completed on June 30, 2023, the Company recast the segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment have been renamed the Biopharma Laboratory Services segment.

INDEX

	Three Months Ended September 30,
	2023	2022	Change
Dx segment operating income	$386.3	$439.8	(12.2)%
Dx segment operating margin	16.5%	19.9%	(3.4)%
BLS segment operating income	109.0	105.0	3.8%
BLS segment operating margin	15.2%	15.8%	(0.6)%
Segment operating income	495.3	544.8	(9.1)%
General corporate and unallocated expenses	(169.6)	(111.8)	51.7%
Amortization of intangibles and other assets	(55.7)	(49.0)	13.7%
Restructuring and other charges	(7.5)	(10.0)	(25.0)%
Goodwill and other asset impairments	(10.2)	—	100.0%
Total operating income	$252.3	$374.0	(32.5)%
Dx operating income was $386.3 for the three months ended September 30, 2023, a decrease of $53.5 over operating income of $439.8 in the corresponding period of 2022, and Dx operating margin decreased 340 basis points year-over-year. The decrease in adjusted operating income was due to a reduction in COVID-19 Testing, while the margin was also affected by the mix impact from Ascension. Excluding the mix impact from Ascension, Base Business margin was up as the benefit of organic growth and Launchpad savings were partially offset by higher personnel expense.
BLS operating income was $109.0 for the three months ended September 30, 2023, an increase of $4.0 over operating income of $105.0 in the corresponding period of 2022. The increase was due to demand growth and LaunchPad savings, partially offset by higher personnel expense. The improvement in operating income and margin was impacted by the NHP-related constraints..
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $169.6 for the three months ended September 30, 2023, an increase of $57.8 over corporate expenses of $111.8 in the corresponding period of 2022, primarily due to spin-off transaction costs, personnel costs, bonus allocation, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.
Nine Months Ended September 30, 2023, compared with nine months ended September 30, 2022
Revenues

	Nine Months Ended September 30,
	2023	2022	Change
Dx	$7,068.3	$6,917.1	2.2%
BLS	2,079.4	2,048.5	1.5%
Intercompany eliminations and other	(19.4)	(31.4)	38.2%
Total	$9,128.3	$8,934.2	2.2%
The increase in revenues for the nine months ended September 30, 2023, as compared with the corresponding period in 2022 was 2.2%. The increase was due to acquisitions, net of divestitures, of 1.8%, organic revenue of 0.3% and favorable foreign currency translation of 0.1%. The 0.3% increase in organic revenue was driven by a 10.0% increase in the Company's organic Base Business, partially offset by a 9.6% decrease in COVID-19 Testing.
Dx revenues for the nine months ended September 30, 2023, were $7,068.3, an increase of 2.2% over $6,917.1 during the nine months ended September 30, 2022. The increase was due to acquisitions of 2.4%, partially offset by unfavorable foreign currency translation of 0.2%. Organic revenue was flat due to a 12.4% decrease in COVID-19 Testing, offset by a 12.4% increase in the Base Business. Total Base Business growth compared to the Base Business in the prior year was 17.1%, which includes the benefit from the Ascension lab management agreement of approximately 7%.
Dx total volume (measured by requisitions) for the nine months ended September 30, 2023 was flat as organic volume decreased by 2.6% and acquisition volume contributed 2.7%. Organic volume was impacted by a 7.9% decrease in COVID-19 Testing, partially offset by a 5.2% increase in Base Business. Price/mix increased by 2.1% due to organic Base Business growth of 7.2%, partially offset by a decrease in COVID-19 Testing of 4.6%, unfavorable foreign currency translation of 0.2%, and lower acquisitions of 0.3%. Base Business volume increased 8.7% compared to the Base Business last year. Price/mix was up 8.4% in the Base Business compared to the Base Business last year, which includes the benefit of the Ascension lab management agreement.

INDEX

BLS revenues for the nine months ended September 30, 2023, were $2,079.4, an increase of 1.5% over $2,048.5 during the nine months ended September 30, 2022. The increase was primarily due to an organic growth of 0.8%, favorable foreign currency translation of 1.0%, and divestitures, net of acquisitions, of 0.3%. The decrease in organic revenue was negatively impacted by approximately 4.0% due to NHP related constraints. BLS backlog expected to convert to revenue in the next 12 months is $2,410.0 or 30.9%.
Cost of Revenues

	Nine Months Ended September 30,
	2023	2022	Change
Cost of revenues	$6,584.8	$6,023.4	9.3%
Cost of revenues as a % of revenues	72.1%	67.4%
Cost of revenues increased 9.3% during the nine months ended September 30, 2023, as compared with the corresponding period in 2022. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2023, increased to 72.1% as compared to 67.4% in the corresponding period in 2022. This increase in cost of revenues as a percent of revenues was primarily due to a reduction in COVID-19 Testing revenues, the impact of the Ascension Management Service Agreement, and higher personnel expenses, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	Change
Selling, general and administrative expenses	$1,488.5	$1,307.6	13.8%
Selling, general and administrative expenses as a % of revenues	16.3%	14.6%
Selling, general and administrative expenses as a percentage of revenues were 16.3% and 14.6% during the nine months ended September 30, 2023, and 2022, respectively. The increase is primarily due to a reduction in COVID-19 Testing revenues and spin-related costs, partially offset by the impact of the Ascension lab management agreement.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2023	2022	Change
Amortization of intangibles and other assets	$160.6	$149.0	7.8%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2022.
Goodwill and Other Asset Impairments

	Nine Months Ended September 30,
	2023	2022	Change
Goodwill and other asset impairments	$15.2	$1.2	1,158.5%
The Company recorded impairment charges of $15.2 in licenses, capitalized software costs and other intangible assets during the nine months ended September 30, 2023. The Company recorded impairment charges of $1.2 in other assets in Ukraine and Russia during the nine months ended September 30, 2022.
Restructuring and Other Charges

	Nine Months Ended September 30,
	2023	2022	Change
Restructuring and other charges	$30.8	$45.0	(31.7)%
During the nine months ended September 30, 2023, the Company recorded net restructuring and other charges of $30.8. The charges were comprised of $20.4 related to severance and other personnel costs and $14.0 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of $1.1 of previously established severance liabilities and the increase of a previously established liability of $2.5 in unused facility-related costs.
During the nine months ended September 30, 2022, the Company recorded net restructuring and other charges of $45.0. The charges were comprised of $21.2 related to severance and other personnel costs and $25.1 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.9 in unused severance costs and $0.4 in unused facility-related costs.

INDEX

Interest Expense

	Nine Months Ended September 30,
	2023	2022	Change
Interest expense	$(150.8)	$(130.7)	15.4%
The increase in interest expense for the nine months ended September 30, 2023, as compared with the corresponding period in 2022, is primarily due to the increased interest rates on variable rate debt and higher borrowings under the Credit Facility.
Equity Method Income

	Nine Months Ended September 30,
	2023	2022	Change
Equity method income, net	$(1.5)	$6.5	(123.6)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the nine months ended September 30, 2023, as compared with the corresponding period in 2022, was primarily due to the decreased profitability of the Company's joint ventures in 2023.
Other, net

	Nine Months Ended September 30,
	2023	2022	Change
Other, net	$(2.7)	$(62.8)	(95.6)%
 The change in Other, net for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, is primarily due to $22.7 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, investment losses of $1.6 for the three months ended September 30, 2023 compared to investment losses of $19.4 for the corresponding period of 2022. Foreign currency transaction losses of $15.0 were recognized for the nine months ended September 30, 2023, as compared to losses of $39.3 for the corresponding period of 2022.
Income Tax Expense

	Nine Months Ended September 30,
	2023	2022	Change
Income tax expense	$168.8	$260.8	(35.3)%
Income tax expense as a % of earnings before income taxes	23.6%	21.3%
The current year effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and the disallowance of certain executive compensation which are partially offset by research and development tax credits and favorable foreign rate differentials. The prior year effective tax rate differed from the U.S. federal statutory rate of 21.0% primarily due to state income taxes, which were partially offset by windfall stock compensation deductions and favorable foreign rate differentials.
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

INDEX

	Nine Months Ended September 30,
	2023	2022	Change
Dx segment operating income	$1,237.5	$1,638.5	(24.5)%
Dx segment operating margin	17.5%	23.7%	(6.2)%
BLS segment operating income	287.2	293.9	(2.3)%
BLS segment operating margin	13.8%	14.3%	(0.5)%
Segment operating income	1,524.7	1,932.4	(21.1)%
General corporate and unallocated expenses	(469.7)	(329.2)	42.7%
Amortization of intangibles and other assets	(160.6)	(149.0)	7.8%
Restructuring and other charges	(30.8)	(45.0)	(31.6)%
Goodwill and other asset impairments	(15.2)	(1.2)	1,166.7%
Total operating income	$848.4	$1,408.0	(39.7)%
Dx operating income was $1,237.5 for the nine months ended September 30, 2023, a decrease of $401.0 over operating income of $1,638.5 in the corresponding period of 2022, and Dx operating margin decreased 620 basis points year-over-year. The decrease was due to a reduction in COVID-19 Testing, the impact of the Ascension lab management agreement and higher personnel costs, partially offset by a recovery in the Base Business.
BLS operating income was $287.2 for the nine months ended September 30, 2023, a decrease of $6.7 over operating income of $293.9 in the corresponding period of 2022. The decrease was due to NHP-related constraints and higher personnel costs, and stranded costs as a result of the Fortrea spin, partially offset by demand growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $469.7 for the nine months ended September 30, 2023, an increase of $140.5 over corporate expenses of $329.2 in the corresponding period of 2022, primarily due to spin-off transaction costs, personnel costs, bonus allocation, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)
The Company's cash-generating ability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company believes that its balances of cash and cash equivalents and borrowing capacity, along with cash generated from operations, will be sufficient to satisfy its cash requirements, cash dividends, and share repurchases over the next twelve months and beyond. The Company's senior unsecured revolving credit facility is further discussed in Note 7 (Debt) to the Company's condensed consolidated financial statements.
In summary, the Company's cash flows from continuing operations were as follows for the nine months ended September 30, 2023, and 2022, respectively:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by operating activities from continuing operations	$622.7	$1,157.6
Net cash used for investing activities from continuing operations	(816.2)	(1,345.1)
Net cash used for financing activities from continuing operations	(1,112.5)	(949.6)
Effect of exchange rate changes on cash and cash equivalents	3.5	(36.6)
Net decrease in cash and cash equivalents from continuing operations	$(1,302.5)	$(1,173.7)
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2023, and 2022, totaled $727.9 and $304.9, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2023, the Company's continuing operations provided $622.7 of cash as compared to $1,157.6 during the same period in 2022. The $534.9 decrease in cash provided from operations in 2023 as compared with the corresponding 2022 period is primarily due to lower COVID-19 Testing earnings, spin-related items, and higher working capital, partially offset by increased Base Business earnings.

INDEX

Cash Flows from Investing Activities
Net cash used for investing activities from continuing operations for the nine months ended September 30, 2023, was $816.2 as compared to $1,345.1 for the nine months ended September 30, 2022. The change in cash used for investing activities was primarily due to a decrease in business acquisitions and lower capital expenditures during the nine months ended September 30, 2023. Capital expenditures were $286.4 and $330.2 for the nine months ended September 30, 2023, and 2022, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities from continuing operations for the nine months ended September 30, 2023, was $1,112.5 as compared to $949.6 for the nine months ended September 30, 2022. The change in cash flows from financing activities from continuing operations for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, was primarily due to an increase in share repurchase activity during the nine months ended September 30, 2023, due to the ASR, as compared to $800.0 during the corresponding period in 2022. Upon closing of the spin transaction, Fortrea made a cash distribution to the Company of approximately $1,600.0 as partial consideration for the assets that the Company contributed to Fortrea in connection with the spin-off. The Company used $1000.0 of the proceeds to make an aggregate payment under two accelerated share repurchase agreements (as described in more detail below) and intends to use additional proceeds to pay down debt of approximately $300.0 maturing this year.
At September 30, 2023, the Company had $727.9 of cash and $910.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at September 30, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
On August 8, 2023, the Company entered into accelerated share repurchase agreements (collectively, the ASR Agreements) with two different banks, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC (collectively, the Financial Institutions), to repurchase approximately $1,000.0 in the aggregate of the Company’s common stock (Common Stock), as part of the Company’s Common Stock repurchase program. The remaining repurchase authorization has no expiration date.
Under the ASR Agreements, the Company made an aggregate payment of $1,000.0 to the Financial Institutions and received an aggregate initial number of approximately 3.7 shares of Common Stock from the Financial Institutions, which were removed from the outstanding share count in connection with entering into the ASR Agreements. The 3.7 shares reflects the 80% of the shares that would ultimately be repurchased under the ASR Agreements if the price of the Common Stock established in the ASR Agreement as the inception of the ASR Agreements remains constant. The specific number of shares that the Company ultimately will repurchase under the ASR Agreements will be based generally on the average of the daily volume-weighted average price per share of the Common Stock during a repurchase period, less a discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. At settlement, under certain circumstances, the Financial Institutions may be required to deliver additional shares of Common Stock to the Company, or the Company may be required, at its election, either to make cash payments or deliver shares of Common Stock to the Financial Institutions. The ASR Agreements contain provisions customary for agreements of this type, including provisions for adjustments to the transaction terms, the circumstances generally under which the ASR Agreements may be accelerated, extended or terminated early by the Financial Institutions and various acknowledgments, representations and warranties made by the parties to one another. Repurchases and settlements under the ASR Agreements are expected to be completed by the end of December 2023.
As of September 30, 2023, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock.
For the nine months ended September 30, 2023, the Company paid $192.9 in common stock dividends. On October 12, 2023, the Company announced a cash dividend of $0.72 per share of common stock for the third quarter, or approximately $62.1 in the aggregate. The dividend will be payable on December 12, 2023, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on November 8, 2023. The declaration and payment of any future dividends will be at the discretion of the Company’s board of directors.
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

INDEX

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
Foreign Currency Exchange Rates
Approximately 13.7% of the Company’s revenues for the nine months ended September 30, 2023, and approximately 14.2% of the Company’s revenue for the nine months ended September 30, 2022, were denominated in currencies other than the U.S. Dollar (USD). The Company’s financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In the third quarter of 2023 and the year ended December 31, 2022, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2023, by approximately $18.9. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(56.0) and $(256.5) at September 30, 2023 and 2022, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2023, the Company had 8 open foreign exchange forward contracts with various amounts maturing monthly through October 2023 with a notional value totaling approximately $473.7. At December 31, 2022, the Company had 27 open foreign exchange forward contracts with various amounts maturing monthly through January 2023 with a notional value totaling approximately $629.5.
The Company is party to U.S. to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $600.0, $300.0 maturing in 2024 and $300.0 maturing in 2025, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company’s debt from time to time is subject to interest at variable rates. As a result, fluctuations in interest rates can affect the business. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including by the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company’s term loan credit facility, now repaid, and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements.
In May 2021, to hedge against changes in the fair value portion of the Company’s long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month SOFR plus 1.0706%.
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
PART I - OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
During the three months ended September 30, 2023, the Company did not repurchase any of its common stock, other than as contemplated by the ASR Agreements. The following table sets forth information with respect to purchases of shares of the Company’s common stock based on activity under the ASR Agreements during the three months ended September 30, 2023, by or on behalf of the Company:

INDEX

	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	—		$—	—	$1,531.5
August 1 - August 31	3.7	(1)	267.34	3.7	531.5
September 1 - September 30	—		—	—	531.5
	3.7		$267.34	3.7	$531.5
(1) At inception of the ASR Agreements, the Company paid $1,000.0 and received 3.7 shares, which reflects 80% of the shares that would ultimately be repurchased under the ASR Agreements if the price of the Common Stock established in the ASR Agreement at the inception of the ASR agreements remains constant.
The board of directors has authorized the repurchase of specified amounts of the Company's stock since 2007. On August 8, 2023, the Company entered into ASR Agreements with the Financial Institutions to repurchase approximately $1,000.0 in the aggregate of the Company’s common stock, as part of the Company’s previously announced common stock repurchase program. The ASR Agreements are more fully discussed in the Notes to the Unaudited Condensed Consolidated Financial Statements. As of September 30, 2023, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock. The repurchase authorization has no expiration date.
Item 5. Other Information
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(a)
10.1*	Employment Separation Agreement and General Released effective September 8, 2023, by and Between Laboratory Corporation of America Holdings and Paul Kirchgraber
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	filed herewith
**	furnished herewith

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

October 30, 2023