Form 10-K
period 2023-12-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2024-02-26
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[☒] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [☐]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). [☐]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [☐] No [X].

As of June 30, 2023, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $17.3 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date: 84.1 million shares as of February 23, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2023, are incorporated by reference into Part III.

Index

Index

Summary of Material Risks
Laboratory Corporation of America® Holdings together with its subsidiaries (Labcorp or the Company) is subject to a variety of risks and uncertainties, including risks that could have a material adverse effect on its business, consolidated financial condition, revenues, results of operations, profitability, reputation, and cash flows. This summary should be read together with the more detailed description of the risks that the Company deems material described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K (Annual Report) and should not be relied upon as an exhaustive summary of the material risks facing the Company’s business. In addition to the following summary, investors should carefully consider all of the information set forth in this Annual Report before deciding to invest in any of the Company’s securities. The risks below are not the only ones that the Company faces. Additional risks not presently known to the Company, or that it presently deems immaterial, may also negatively impact the Company. This Annual Report also includes forward-looking statements, immediately following this risk summary, that involve risks or uncertainties. The Company’s results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere.
Risks Related to the Company’s Business Including Global Economic and Geopolitical Factors
a.General or macro-economic factors in the United States (U.S.) and globally may have a material adverse effect upon the Company, and significant fluctuations in global economic conditions, including the effects or inflation, short- or long-term recession, or an increase in the costs of goods and services could negatively impact testing volumes, drug development services, cash collections, profitability, and the availability and cost of credit.
b.Operations may be disrupted and adversely impacted by the effects of adverse weather, natural disasters, geopolitical events, public health crises, hostilities or acts of terrorism, acts of vandalism, disruption to supply chains, inaccessibility of natural resources, and other events beyond the Company's control.
c.An inability to attract, retain, and develop experienced and qualified personnel, including key management personnel, and increased personnel costs, could adversely affect the Company’s business.
d.Continued changes in healthcare reimbursement models and products, changes in government payment and reimbursement systems, or changes in payer mix, including an increase in third-party benefits management programs and value-based payment models, could have a material adverse effect on the Company's revenues, profitability, and cash flow.
e.Changes in government regulation or in practices relating to the pharmaceutical, biotechnology, or medical device industries could decrease the need for certain services that the Company provides.
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
n.The spin-off of Fortrea may not achieve the intended results, and the spin-off may limit the Company's ability to engage in certain capital-raising or strategic transactions.
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
c.The Company's Biopharma Laboratory Services (BLS) segment revenues depend on the pharmaceutical, biotechnology and medical device industries, including those industries' research and development (R&D) spending,

Index

ability to raise capital, reimbursement from governmental programs or commercial payers, and trends and other economic conditions affecting those industries.
d.Foreign currency exchange fluctuations could have a material adverse effect on the Company’s business.
e.The Company’s use of financial instruments to limit its exposure to interest rate and currency fluctuations could expose it to risks and financial losses that may adversely affect the Company’s financial condition, liquidity, and results of operations.
f.The Company’s level of indebtedness could adversely affect the Company’s liquidity, results of operations, and business.
g.The default or failure of one or more of the financial institutions that the Company relies on to provide banking services may adversely affect the Company’s business and financial condition.
Risks Related to Technology and Cybersecurity
a.Failure to maintain the security of information relating to the Company, or its customers, patients, or vendors, whether as a result of cybersecurity incidents or otherwise, could damage the Company’s reputation, cause it to incur substantial additional costs, result in litigation and enforcement actions, and materially adversely affect the Company’s business and operating results.
b.Failure or delays in the Company’s information technology systems, including the failure to develop and implement updates and enhancements to those systems, could disrupt the Company’s operations or customer relationships.
c.The Company depends on third parties to provide services critical to the Company's business and it shares and exchanges data with third parties. It depends on those third parties to comply with applicable laws and regulations. Cybersecurity incidents affecting the information technology systems of third parties could have a material adverse effect on the Company's operations.
Risks Related to Regulatory and Compliance Matters
a.Changes in payer regulations or policies, insurance regulations or approvals, other laws, regulations or policies in the U.S. or globally, or changes in their interpretation, may have a material adverse effect upon the Company.
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
d.Failure of the Company or its third-party service providers to comply with privacy and data security laws and regulations could result in fines, penalties, and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.
e.The Company’s international operations could subject it to additional risks and expenses that could have a material adverse impact on the business or results of operations, including exposure to liabilities under the tax, trade, anti-corruption, and data privacy laws and regulations of the jurisdictions in which the Company conducts business.
f.Failure to comply with the regulations of pharmaceutical, medical device, or diagnostic regulatory agencies could result in fines, penalties, and sanctions and have a material adverse effect upon the Company.
g.Increased regulations and restrictions on the import and supply of research animals, actions of animal rights activists, diseases in research animal populations, and the failure to conduct animal research in compliance with applicable laws and regulations could have a material adverse effect upon the Company.
h.U.S. Food and Drug Administration (FDA), European Union and other regulation of diagnostic products and medical devices, including increased regulation of laboratory-developed tests (LDTs) in the U.S., could result in increased costs, fines, and penalties and could impair the development and commercialization of new tests.
i.Failure to comply with international, national, state, or local environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act, and the U.S. Needlestick Safety and Prevention Act, could result in fines, penalties, and/or loss of licensure.
j.Environmental, social and governance (ESG) matters and the perception of the Company’s activities in these areas by stakeholders may impact the Company’s business and reputation.
Risks Related to Legal Matters
a.Adverse results in material litigation matters could have a material adverse effect upon the Company’s business.
b.The failure to successfully obtain, maintain, and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights could adversely affect the Company.
c.Changes in tax laws and regulations or the interpretation of such may have a significant impact on the financial position, results of operations, and cash flows of the Company.
d.If the Company fails to perform services in accordance with contractual requirements and regulatory standards, the Company could be subject to significant costs and liability.

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
3.significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health Act, the European Union's General Data Protection Regulation, and similar laws and regulations in jurisdictions in which the Company conducts business;
4.loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of applicable licensing laws or regulations regarding the operation of clinical laboratories, the development and commercialization of LDTs, and the delivery of clinical laboratory test results, including, but not limited to, the U.S. Clinical Laboratory Improvement Act of 1967, the U.S. Clinical Laboratory Improvement Amendments of 1988, the European Union In Vitro Diagnostics Regulation, and similar laws and regulations in jurisdictions in which the Company conducts business;
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
7.sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with the Animal Welfare Act or applicable national, state, and local laws and regulations in jurisdictions in which the Company conducts business;
8.changes in testing guidelines or recommendations by government agencies, medical specialty societies, and other authoritative bodies affecting the development, validation, approval, clearance, commercialization, or utilization of laboratory tests;
9.changes in applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests including LDTs, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the FDA, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom, the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the European Medicines Agency in the European Union, and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;

Index

10.changes in government regulations or reimbursement pertaining to the pharmaceutical, biotechnology and medical device and diagnostic industries, changes in reimbursement of pharmaceutical products, or reduced spending on research and development by pharmaceutical, biotechnology and medical device, and diagnostic customers;
11.liabilities that result from the failure to comply with corporate governance requirements;
12.increased competition, including price competition, potential reduction in rates in response to price transparency initiatives and consumerism, competitive bidding and/or changes or reductions to fee schedules, and competition from companies that do not comply with existing applicable laws or regulations or otherwise disregard compliance standards in the industry;
13.changes in payer mix or payment structure or process, including insurance carrier participation in health insurance exchanges, an increase in capitated reimbursement mechanisms, the impact of clearinghouses on the claims reimbursement process, the impact of a shift to consumer-driven health plans or plans carrying an increased level of member cost-sharing, and adverse changes in payer reimbursement or payer coverage policies (implemented directly or through a third-party utilization management organization) related to specific diagnostic tests, categories of testing, or testing methodologies;
14.failure to retain or attract business from managed care organizations (MCOs) as a result of changes in business models, including risk based or network approaches, out-sourced laboratory network management or utilization management companies, or other changes in strategy or business models by MCOs;
15.failure to obtain and retain new customers, an unfavorable change in the mix of testing services ordered, or a reduction in tests ordered, specimens submitted, or services requested by existing customers, and delays in payments from customers;
16.consolidation and convergence of customers, competitors, and suppliers, potentially causing material shifts in insourcing, utilization, pricing, reimbursement, and supply chain access;
17.failure to invest in or effectively develop and deploy new systems, system modifications or enhancements required in response to evolving market, business, and customer trends and needs;
18.customers choosing to insource services that are or could be purchased from the Company;
19.failure to identify, successfully close, and effectively integrate and/or manage acquisitions of new businesses or failure to maintain key customers and/or employees as a result of uncertainty surrounding the integration of acquisitions;
20.inability to achieve the expected benefits and synergies of newly-acquired businesses, including due to items not discovered in the due diligence process, and the impact on the Company's cash position, levels of indebtedness, and stock price;
21.termination, loss, delay, reduction in scope, or increased costs of contracts, including large contracts and multiple contracts;
22.liability arising from errors or omissions in the performance of testing and other services or other contractual arrangements;
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
27.inability to attract, retain, and develop experienced and qualified personnel or the loss of significant personnel as a result of illness, increased competition for talent, wage growth, or other market factors beyond the Company's control;
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
32.business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes; geopolitical crises, including terrorism and war; public health crises and disease epidemics and pandemics, including but not limited to the continued impact of COVID-19; and other events beyond the Company's control;
33.discontinuation or recalls of existing testing products;
34.a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity incidents such as denial of service attacks, malware, ransomware, and computer viruses, delays or failures in the development and implementation of the Company’s automation platforms, or adverse effects from the use of or regulation of artificial intelligence and machine learning tools, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security, and connectivity requirements;
35.business interruption, increased costs, and other adverse effects on the Company's operations due to the unionization of employees, union strikes, work stoppages, general labor unrest, or failure to comply with labor or employment laws;
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
41.expenses and risks associated with international operations, including, but not limited to, compliance with the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, other applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal and other operational risks associated with foreign jurisdictions;
42.failure to achieve expected efficiencies, benefits, and savings in connection with the Company's business process improvement initiatives;
43.changes in tax laws and regulations or changes in their interpretation;
44.changing global economic conditions and government and regulatory changes;
45.risks associated with the impacts and expected benefits and costs of the recently completed spin-off of Fortrea, including, but not limited to, factors that could adversely affect the Company’s ability to realize the expected benefits of the spin-off, the failure of the spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea and/or otherwise in connection with the spin-off; and
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

Index

PART I
Item 1.       BUSINESS
Labcorp® (Labcorp or the Company) is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With more than 67,000 employees, the Company serves clients in more than 100 countries.
The Company is organized under two segments, consisting of Diagnostics Laboratories (Dx), which includes routine testing and specialty/esoteric testing, and Biopharma Laboratory Services (BLS), consisting of Early Development Research Laboratories and Central Laboratory Services. The Company's strength in science, technology, and innovation, as well as its global scale, enable it to play a leading role in advancing healthcare across the globe. The Company worked on 90% of the new drugs approved by the FDA in 2023 and performed more than 600 million tests for patients around the world.
The significant reach, breadth, and advancement of the Company's offerings have resulted in Base Business revenue growth of 11.8% from 2022 through 2023 and 7.2% versus 2019 CAGR. Base Business includes the Company's business operations except for COVID-19 PCR and antibody testing (COVID-19 Testing).
For the period ended December 31, 2023, the Company generated revenues of $12,161.6 million, diluted earnings per share from continuing operations of $4.33, and had a total operating cash flow from continuing operations of 1,202.3 million.
The Company believes that science, technology, and innovation drive its continued success, differentiate the Company, and are foundational to its future. They are critical to the Company's ability to carry out its mission to improve health and improve lives.
Spin-off of Fortrea Holdings Inc.
On June 30, 2023, the Company completed the previously announced separation (spin-off) of its former clinical development and commercialization services (CDCS) business, Fortrea Holdings Inc. (Fortrea).
The spin-off of Fortrea was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea common stock to holders of record of Labcorp common stock (Common Stock). Each holder of record of Common Stock received one share of Fortrea common stock for every share of Common Stock held at 5:00 p.m., Burlington, North Carolina time on June 20, 2023, the record date for the distribution.
In June 2023, Fortrea, prior to the spin-off and while a subsidiary of the Company, issued $570.0 million of 7.500% senior secured notes due 2030 (the Fortrea Notes). The proceeds from the Fortrea Notes were used to fund cash payments of approximately $1,600.0 million to the Company in connection with the spin-off. The Company does not guarantee the Fortrea Notes following the spin-off. Also in June 2023, Fortrea entered into three floating secured overnight financing rate (SOFR) credit facilities totaling $1,520.0 million. These are comprised of $450.0 million Revolver maturing June 30, 2028; $500.0 million Term Loan A maturing June 30, 2028; and $570.0 million Term Loan B maturing June 30, 2030.
Upon closing of the spin-off, Fortrea made a cash distribution to the Company of approximately $1,600.0 million as partial consideration for the assets that the Company contributed to Fortrea in connection with the spin-off. The Company used these proceeds to repurchase approximately $1,000.0 million in the aggregate of Common Stock pursuant to accelerated share repurchase agreements and paying down $300.0 million of debt that matured in 2023, with the remaining funds to be returned to shareholders through additional future share repurchases and/or cash dividends.
All current and historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. The spin-off is expected to be treated as a tax-free transaction for the Company and its shareholders for U.S. federal income tax purposes.
As a result of the spin-off, the Company recast its segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment has been renamed the Biopharma Laboratory Services segment.
The spin-off provides the Company with:
•strengthened strategic flexibility and operational focus to pursue specific market opportunities and better meet customer needs;
•focused capital structures and capital allocation strategies to drive innovation and growth;
•a more targeted investment opportunity for different investor bases; and
•the ability to align its particular incentive compensation with its financial performance.

Index

Following the spin-off, the Company believes that it is positioned to:
•invest in R&D and innovation to develop and launch diagnostic advancements globally in key clinical areas including oncology, women's health, autoimmune disease and neurology through organic and inorganic opportunities;
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

Enterprise Strategy
Through leadership in science, technology and innovation, the Company provides vital information and services to help its customers make clear and confident health decisions and helps millions of people improve health and improve lives.
The Company is expanding its role in the rapidly evolving healthcare market by strengthening its positions across its portfolio of capabilities, growing strategic opportunities that drive new business, and differentiating its unique offerings, capabilities, and financial performance. The Company is focused on two near-term strategic opportunities for growth across both Dx and BLS:
1.To Be the Partner of Choice for Health Systems and Local and Regional Laboratories
The Company expects industry consolidation to continue, as hospitals and health systems focus on investing in core patient care services. The depth and the breadth of opportunity and the quality of the pipeline is robust, and the Company is optimistic about continued expansion. The Company seeks partnerships that meet financial criteria, including being accretive in the first year, returning each transaction's cost of capital within three years, and providing a clear path to improve margins.
The Company signed or completed six collaboration transactions with health systems in 2023. The Company believes it is an attractive partner for hospitals and health systems for multiple reasons:
•Innovative product offerings in high growth specialty areas: Many hospital and health systems want to be at the forefront of their offerings to patients with the latest specialty testing;
•Industry-leading test portfolio and national presence: Hospitals and health systems seek a partner who can scale as they expand and grow;
•Unique data and analytics capabilities: Clients need the ability to combine data from across multiple tests, healthcare IT systems, and labs, and the Company’s team has expertise to do this in a way that provides important patient care insights;
•Ability to integrate a hospital's laboratory services seamlessly: Clients value the Company’s track record of successful integrations to provide continuity of care for patients and providers.
2. To Lead in the Development, Licensing, and Scaling of Specialty Testing Including Companion Diagnostics
The Company is focused on four primary specialty testing areas: oncology, women's health, autoimmune disease, and neurology, which the Company believes represent significant growth areas. The development of specialty tests and companion diagnostics are attractive to health systems partners and biopharma as they continue to develop more products in specialty areas and cell and gene therapy. The Company has demonstrated its ability to provide comprehensive portfolios in these four areas, which comprise more than half of clinical trials conducted in its Central Laboratory Services business.
Longer-term, the Company is focused on three enterprise-wide strategic priorities to drive growth:
1.Establish leadership and partnership capabilities in cell and gene therapy
Cell and gene therapy is a growing focus of biopharma pipelines, with more than 2,000 clinical trials being conducted globally and representing approximately 20% of all biopharma drug pipelines. The Company expects the cell and gene therapy market to grow at a substantially higher rate than other types of therapies over the next five years. As cell and gene therapies expand, the Company has an opportunity to leverage its strong drug development capabilities, scientific expertise, and pharma relationships to become a development lab of choice. Longer-term as these therapies develop, the Company believes it can harness its diagnostic assets to support biopharma in commercializing cell and gene therapies and scaling these therapies through its hospital and health system business over time.

Index

2. Expand consumer-centric capabilities
Consumerism trends, such as greater choice, convenience, and transparency, continue to have a growing influence across the healthcare landscape and present new opportunities for growth. Through its core customer groups, the Company has more than 150 million customer interactions per year and has invested in modern capabilities to digitize and improve the patient journey across patient service centers. Through the Labcorp OnDemand channel, the Company has also demonstrated its ability to connect with consumers directly and is now offering more than 50 health and wellness tests through Labcorp OnDemand. Across its core businesses, the Company has an opportunity to make strategic investments to continue to enhance the customer experience through its patient portal, patient service center network, and other consumer-focused initiatives, and to capitalize on select direct revenue streams that require elevated consumer capabilities. The Company’s scaled operations, trusted brand, scientific leadership, and broad customer base are key differentiators that will support its efforts to expand over time to meet the evolving needs of its customer groups.
3. Expand global reach, including through companion diagnostics
International expansion of specialized diagnostics remains a key opportunity for future growth as the Company continues to add to its pipeline of specialty diagnostics. The Company is already a key partner to biopharma in companion diagnostics (CDx) with greater than $500.0 million in net orders in the BLS segment in 2023. As its pipeline of specialty diagnostics grows, the Company will seek to leverage its scientific leadership in new markets through a differentiated set of capabilities:
•A global central laboratory footprint
•Innovative science and technology
•A comprehensive and competitive testing portfolio
•Deep customer relationships in diagnostics and biopharma laboratory services
As CDx continue to become more important for serving customers across the enterprise, the Company has a unique set of capabilities to be an end-to-end partner to biopharma and will continue to expand these capabilities to fuel further targeted growth internationally.
COVID-19 Pandemic Response
The Company has supported the global response to COVID-19 since the earliest stages of the pandemic, and it continues to contribute to ongoing efforts.
The Company's additional contributions to the pandemic response in 2023 included assisting in the identification and monitoring of COVID-19 variants and surges in confirmed cases. The Company maintained its ability to quickly scale up COVID-19 PCR testing capacity throughout the year, even during periods of reduced demand. In doing so, the Company was able to immediately and effectively respond to surges in positive cases and testing needs. The Company performed approximately 13 million COVID-19 PCR tests and 1 million antibody tests in 2023, and since the start of the pandemic has performed approximately 74 million COVID-19 PCR tests and 9 million antibody tests.
Capital Allocation
The Company believes it has a strong track record of deploying capital to investments that enhance the Company's business and return capital to shareholders.
During 2023, the Company invested $671.5 million in strategic business acquisitions. The acquisitions have enhanced the Company’s service offerings, expanded its customer and revenue mix, and strengthened and broadened the scope of its geographic presence. The Company continues to evaluate acquisition opportunities that leverage the Company’s core competencies, complement existing scientific and technological capabilities, increase the Company’s presence in key geographic, therapeutic and strategic areas, and meet or exceed the Company’s financial criteria.
During 2023, the Company repurchased 4.8 million shares of Common Stock at an average price of $206.85 per share for a total cost of $1,000.0 million. The Company has accrued $9.0 million of excise tax related to this accelerated share repurchase, which will be paid in April 2024. At the end of 2023, the Company had outstanding authorization from the Board to purchase $530.4 million of Common Stock.
During 2023, capital expenditures were $453.6 million. The Company expects capital expenditures in 2024 to be approximately 3.5% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility expansion and updates, projects related to its LaunchPad initiative, and further acquisition integration initiatives.
The Company will continue to evaluate opportunities for strategic deployment of capital in light of market conditions.

Index

Seasonality and External Factors
The Company experiences seasonality across its business. For example, testing volume generally declines during the year-end holiday period and other major holidays and can also decline due to inclement weather or natural disasters. Testing volumes can also be impacted by changes in the global economy, exchange rate fluctuations, political and regulatory changes, the progress of ongoing studies and the startup of new studies, as well as the level of expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. Declines in testing volume reduce revenues, operating margins and cash flows.
In 2023, approximately 12.9% of the Company's revenues were billed in currencies other than the U.S. dollar, with the Swiss franc, British pound, Canadian dollar, and the euro representing the largest components of its currency exposure.
Given the seasonality and changing economic factors impacting the business, comparison of the results for successive quarters may not accurately reflect trends or results for the full year.
Company Reporting
The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website at www.labcorp.com as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Additionally, the SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.
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
The Company's Business
For the year ended December 31, 2023, the Company's revenues from continuing operations were $12.2 billion, an increase of 2.5% from $11.9 billion in 2022. The 2.5% increase in revenues for the year ended December 31, 2023, as compared to the corresponding period in 2022 was due to acquisitions, net of divestitures of 1.7%, organic revenue of 0.6%, and favorable foreign currency translation of 0.2%. The 0.6% increase in organic revenue was due to an 8.7% increase in the Company's organic Base Business, partially offset by an 8.1% decrease in COVID-19 Testing.

In Millions, Except Per Share Data	Years Ended December 31,
	2023	2022
Revenues	$12,161.6	$11,863.9
Gross profit	$3,364.9	$3,708.9
Operating income	$725.6	$1,436.5
Net earnings attributable to Laboratory Corporation of America Holdings	$418.0	$1,279.1
Cash flows from continuing operating activities	$1,202.3	$1,764.8
Basic earnings per common share from continuing operations	$4.35	$11.00
Diluted earnings per common share from continuing operations	$4.33	$10.94
The Company reports its business in two segments, Dx and BLS. In 2023, Dx and BLS contributed 77% and 23%, respectively, of revenues to the Company, and in 2022 contributed 77% and 23%, respectively. Nearly all of Dx’s revenues are generated in the U.S., with a smaller portion in Canada and a relatively small amount in the rest of the world. BLS’s revenues are nearly evenly split between the U.S. and the rest of the world, with approximately 42% derived from the U.S. and approximately 58% from other countries. Although this allocation of revenues provides some protection from economic shifts in any one country, it is still heavily tilted towards the U.S. As a result, the Company continues to actively explore new business opportunities outside the U.S. to further diversify its sources of revenues. The Company's revenues by segment payers/customer groups and by geography for the years ended December 31, 2023, 2022 and 2021 are as follows:

Index

	For the Year Ended December 31, 2023				For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	22%	—%	—%	22%	21%	—%	—%	21%
Patients	9%	—%	—%	9%	8%	—%	—%	8%	7%	—%	—%	7%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	39%	—%	—%	39%	42%	—%	—%	42%
Total Dx revenues by payer	77%	—%	—%	77%	77%	—%	—%	77%	78%	—%	—%	78%

BLS
Pharmaceutical, biotechnology and medical device companies	10%	9%	4%	23%	10%	9%	4%	23%	10%	9%	3%	22%

Total revenues	87%	9%	4%	100%	87%	9%	4%	100%	88%	9%	3%	100%
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. These changes align with how the chief operating decision maker now evaluates segment performance and allocates resources. Prior periods have been conformed for comparability.

Diagnostics Laboratories Segment
During 2023, the Dx segment generated $9,415.1 million in total revenues and $1,591.3 million in segment operating income, resulting in an operating margin of 16.9%.

In Millions	Year Ended December 31,
	2023	2022
Revenues	$9,415.1	$9,203.5
Dx segment operating income	$1,591.3	$2,025.5
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
Dx also provides patient access points that are strategically and conveniently located throughout the U.S., including more than 2,000 patient service centers (PSCs) and more than 6,000 in-office phlebotomists located in customer offices and facilities. Although testing for healthcare purposes and customers who provide healthcare services represents the most significant portion of the clinical laboratory industry, clinical laboratories also perform testing for other purposes and customers, including employment and occupational testing, DNA testing to determine parentage and to assist in immigration eligibility determinations, environmental testing, wellness testing, toxicology testing, pain management testing, and medical drug monitoring. Dx offers an expansive test menu that includes a wide range of clinical, anatomic pathology, genetic and genomic tests, and regularly adds new tests and improves the methodology of existing tests to enhance patient care. Dx also offers more than 50 consumer-initiated wellness testing available online through its Labcorp OnDemand™ platform. Dx has more than 160 million patient interactions per year, including patients getting lab results, going to the Company's websites, and purchasing testing online through Labcorp OnDemand.
As part of an ongoing commitment to be an efficient and high-value provider of laboratory services, Dx implemented and has maintained a comprehensive business process improvement initiative known as LaunchPad. The initiative was designed to reengineer the Company's systems and processes to create a sustainable and more efficient business model, and to improve the experience of all stakeholders.

Index

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

Testing and Related Services
•Standard Testing Services - frequently-ordered tests used in regular patient care include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, PAP tests, hemoglobin A1C, prostate-specific antigen (PSA), tests for sexually transmitted diseases (e.g., chlamydia, gonorrhea, trichomoniasis and human immunodeficiency (HIV), and hepatitis C (HCV)), vitamin D, microbiology cultures and procedures, and alcohol and other substance abuse tests
•Specialty Testing Services - industry leader in gene-based and esoteric testing; advanced tests that target specific diseases and use new technologies; services include anatomic pathology/oncology, cardiovascular disease, coagulation, diagnostic genetics, endocrinology, infectious disease, women's health, pharmacogenetics, parentage and donor testing, occupational testing services, medical drug monitoring services, chronic disease programs, and kidney stone prevention
•Dx offers a range of health and wellness services to employers and MCOs, including health fairs, on-site and at-home testing, vaccinations and health screenings

Development of New Tests
•More than 130 new tests launched in 2023
•Active diagnostics and therapeutics research division: approximately 650 studies, articles, and presentations produced in 2023
•Continuous investing, internally and externally, in new testing technologies and advanced testing capabilities

Technology-Enabled Services and Support
A range of services and support using proprietary technologies to improve the customer and patient experience and provide convenient access to data and analytics, including:
•More than 6.7 million enhanced clinical decision support (CDS) reports delivered to physicians and health systems
•Online and mobile applications improving the patient experience by allowing patients to learn about the Company's services and products, schedule PSC visits, check-in upon PSC arrival, complete documentation, access tests and test results, and manage their accounts
•Online applications for providers, MCOs and accountable care organizations (ACOs) to obtain test results and population and health management data

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
Fees for most laboratory services reimbursed by Medicare are established in the Clinical Laboratory Fee Schedule (CLFS) and fees for other testing reimbursed by Medicare, primarily related to pathology, are covered by the Physician Fee Schedule (PFS). During 2023, approximately 8.8% of Dx’s revenue was reimbursed under the CLFS (8.9% in 2022), and approximately 0.4% was reimbursed under the PFS (0.4% in 2022). Dx has experienced governmental reimbursement reductions as a direct result of several Congressional acts and regulatory initiatives, including those designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing, and new methods to establish and adjust fees.

Index

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
On December 29, 2022, President Biden signed into law the Consolidated Appropriations Act, 2023, which delayed by one additional year the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2023, resulting in a 0% update to the CLFS for 2023. The Consolidated Appropriations Act, 2023 also included mitigations to several other non-PAMA Medicare cuts in addition to delaying Medicare reimbursement cuts under PAMA. It delayed until 2025 the 4% Medicare cuts that would otherwise have been effective January 1, 2023 under PAYGO rules. In addition, it mitigated PFS cuts in 2023 and 2024 to by 2.5% and 1.25%, respectively, that would otherwise have been a decrease of 4.47% in 2023 based on the conversation factor put forward in the 2023 Medicare PFS Final Rule. To offset the cost, it extended the 2% Medicare sequestration through the first six months of 2032 and set the sequestration percentage at 2% in fiscal years 2030 and 2031.
On November 16, 2023, President Biden signed into law the Further Continuing Appropriations and Other Extensions Act, which delayed by one additional year the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2024, resulting in a 0% update to the CLFS for 2024.
In 2024, Dx anticipates a net PFS revenue decrease of approximately 0.7% ($1.0 million) from the 2024 Medicare PFS Final Rule, driven by a 3.4% decrease to the PFS conversion factor along with changes in relative value units (RVUs) for PFS procedures. The blood draw rate change was not mentioned in the 2024 Medicare PFS Final Rule, however the rate did receive a consumer price index adjustment resulting in an increase from $8.57 to $8.83 or approximately 3%. Congress is considering legislation that would mitigate these cuts if enacted.
Pursuant to PAMA as amended, for 2025 through 2027, a CLFS test price cannot be reduced by more than 15.0% per year (excluding non-PAMA reimbursement changes). CLFS rates for 2028 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for Clinical Diagnostic Laboratory Tests (CDLTs) established in 2018 will resume in 2025. New CLFS rates will be established in 2026 based on data from 2019 to be reported in 2025. New CLFS rates will be established in 2029 based on data from 2027 to be reported in 2028. CLFS rates for Advanced Diagnostic Laboratory Tests will be updated annually.

Index

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
ACLA has continued to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. Under the Laboratory Access for Beneficiaries Act, MedPAC was required to conduct a study and make recommendations to Congress on ways to improve data collection, reporting, and rate setting under PAMA to achieve, in a less burdensome manner, CLFS rates that accurately and fairly reflect private market rates. MedPAC's June 2021 report to Congress included an analysis of potential statistical sampling methodologies that could accomplish that objective, and ACLA incorporated the concept in PAMA reform proposals to Congress. On June 22, 2022, the Saving Access to Laboratory Services Act (SALSA), was introduced in both the U.S. Senate and the U.S. House of Representatives to provide for permanent reform of PAMA incorporating many of ACLA’s proposals. SALSA was re-introduced in the US. Senate on March 28, 2023 and in the U.S. House of Representatives on March 29, 2023. The Company supports the ongoing efforts to prevent or lessen the negative impact of the changes to the CLFS pursuant to PAMA, and the full impact of those efforts, but what the long-term effect will be on the CLFS rates is not yet known.
Further healthcare reform could occur in 2024, including changes to the Patient Protection and Affordable Care Act (ACA) and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
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
The Company serves many MCOs. These organizations have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In some cases, those fee structures are specific to independent clinical laboratories, while the fees paid to hospital-based and physician-office laboratories may be different, and are typically higher. MCOs may also offer managed Medicare or managed Medicaid plans. In addition, some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests, or based upon the proportionate share earned by the clinical laboratory from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. For the year ended December 31, 2023, capitated contracts with MCOs accounted for approximately $369.9 million, or 3.9%, of Dx's revenues.
In addition to reductions in test reimbursement, the Company also anticipates potential declines in test volumes as a result of increased controls over the utilization of laboratory services by Medicare, Medicaid, and other third-party payers, particularly MCOs. MCOs are implementing, directly or through third parties, various types of laboratory benefit management programs, which may include laboratory networks, utilization management tools (such as prior authorization and/or prior notification), and claims edits, which impact coverage and reimbursement of clinical laboratory tests. Some of these programs address clinical laboratory testing broadly, while others are focused on certain types of testing, including molecular, genetic, and toxicology testing. In addition, continued movement by patients into consumer-driven health plans may have an impact on the utilization of laboratory testing.
Helping to balance the overall negative market changes regarding reimbursement discussed above, the Company believes that the volume of clinical laboratory testing is positively influenced by several factors, including an increase in the number and

Index

types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population. Periodic infectious disease outbreaks such as the SARS-CoV-2 virus also have the potential to generate additional testing volume in the future, and enhance stakeholders’ appreciation for the value of laboratory testing in combating future potential outbreaks. Dx believes that its enhanced and growing menu of tests, focus on high-potential clinical areas, leading position with companion diagnostics, broad geographic footprint, and operating efficiency make it well positioned for growth due to a number of market factors, primarily related to a continued drive to improve outcomes and reduce costs across the healthcare system, including but not limited to greater price transparency required under “surprise billing” laws and regulations requiring disclosure of hospital charges.
Biopharma Laboratory Services Segment
During 2023, the BLS segment generated $2,774.2 million in total revenue and $396.3 million in segment operating income, resulting in an operating margin of 14.3%.

In Millions	Year Ended December 31,
	2023	2022
Revenues	$2,774.2	$2,697.3
BLS segment operating income	$396.3	$389.1
BLS provides drug development, medical device and companion diagnostic development solutions from early-stage research to clinical development, along with support for crop protection and chemical testing, through its Early Development Research Laboratories and Central Laboratory Services businesses. Its customers are comprised of pharmaceutical, biotechnology, medical device, and diagnostic companies across the world. With a global network of operations, BLS offers deep expertise in early development and clinical trials in each therapeutic area. BLS had provided support for 84% of the new drugs and therapeutic products approved in 2023 by the FDA, including 77% of those specific to oncology, 68% of those submitted by biotechnology companies, and 96% of those submitted by leading and large pharmaceutical companies. Through its industry-leading central laboratory business, it supports clinical trial activity in approximately 100 countries.

Service	Key Features
Early Development Research Laboratories
•Lead optimization: connects early discovery activities to regulated preclinical studies
•Analytical services: bioanalytical testing services offering appropriate dose and frequency of drug administration
•Safety assessment: general, genetic, and immunotoxicology services; nonclinical pathology; safety pharmacology services; preclinical medical device services; respiratory services; and developmental and reproductive toxicology (DART) studies
•Chemistry manufacturing services: robust, cost-effective solutions in the areas of safety, identity, strength, quality, and purity assessments for biologics
•Early phase development solutions: focused, multidisciplinary teams of experts that craft integrated solutions to identify and develop lead drug candidates and reduce development challenges
•Crop protection and chemical testing: Consulting services for chemical manufacturers and other firms engaged in the development of modern crop protection technology

Central Laboratory Services
•Clinical laboratory services for individuals participating in clinical studies
•Provided to biopharmaceutical customers through its global network of central laboratories in the U.S., Europe, and Asia
•Operates world's largest automated clinical trial sample collection kit production lines that enable kits to be produced with 5.5 sigma precision
•Six ISO 15189-certified laboratories

Technology Solutions
Proprietary digital tools and services providing customers with greater access to key insights and results, enhanced transparency, quality, and speed of clinical trial patient recruitment, resulting in reduced costs and increased market potential for customers:
•Metrics and benchmarking applications for monitoring patient recruitment at clinical site selection, protocol design, and optimization
•Ability to communicate with patients in the U.S. who may be eligible for clinical trials

Index

Human Capital
Mission and Culture
The Company believes in the power of science to change lives. The Company’s culture centers around its mission to improve health and improve lives. The Company's more than 67,000 employees located across 17 countries are essential to the Company’s ability to innovate and advance science and technology to empower patients, providers, and pharmaceutical companies to make clear and confident decisions. Engaging the collective expertise and passion of its employees across the globe is vital to achieving the Company’s mission, which permeates its performance-driven, collaborative, inclusive, customer-centered, and inquisitive culture.
Workforce Demographics
With the completion of the spin-off of Fortrea, nearly 20,000 employees moved from the Company to Fortrea. All workforce information presented here is for the Company only as of December 31, 2023, unless otherwise noted.
The Company's employees are globally dispersed, with 89% in the U.S. and Canada, 4% in Asia, and 7% in Europe. Of the Company’s global workforce, 85% of employees are full time, and 15% are part time. About 2.0% of this global workforce is employed under a collective bargaining agreement. Depending on business demand and the availability of talent, the Company supplements up to 8% of its workforce with contingent workers.
The Company sources the majority of its talent through its internal talent acquisition team. In 2023, the Company made investments in its talent to support retention and enable the Company's growth. For the third consecutive year, hiring outpaced voluntary attrition, both globally and in the U.S. The chart below shows hiring and voluntary attrition in 2023 as a percentage of total Company employees. Retention initiatives are discussed further in the section below on “Compensation and Benefits.”
Inclusion, Diversity and Belonging
The Company's diverse, global talent is core to its ability to innovate and meet patient and customer needs. The Company believes that the diversity of its employees and its inclusive programs contribute to a healthy, productive, and respectful work environment.

Index

Workforce Diversity Profile:
The Company's 2023 Inclusion, Diversity and Belonging (ID&B) strategic framework had three overarching pillars of focus: empowering inclusive leadership; developing and sustaining a diverse talent pipeline; and creating an environment for engagement across the Company and in the communities in which it operates. The Company’s strategy is designed as a continuing journey to sustain a highly inclusive environment consistent with the changing dynamics of the global workforce. In 2023, the Company continued to take steps to foster a more inclusive environment and strengthen its culture. Highlights include:
•shared quarterly diversity updates with senior leaders and progress on ID&B plans by senior leader to focus on inclusion and diversity within each business;
•held monthly meetings of the Company's ID&B advisory council, consisting of a cross section of leaders to learn about, and be advocates for, the Company's ID&B initiatives;
•deployed anti-harassment training to employees around the world;
•continued the global rollout of unconscious bias training program to all new Company leaders. More than 640 participated in 2023;
•continued the deployment of mentoring, including a formal mentoring initiative that includes a Reverse Diverse Mentoring program that received the Gold Award in the category of Best Advance in Mentoring to Develop Diverse Leaders from the Brandon Hall Group in 2021;
•continued offerings of leadership development programs for women in senior management through the vice president level, and the second annual virtual women's summit for executive women leaders;
•continued to offer opportunities for greater engagement between employees and management, including quarterly global town halls, which are held virtually and are open to all employees, interactions with front-line employees on visits to the Company's facilities, and in-person town halls with employees in select business units;
•developed and introduced the Company's employee value proposition, Embrace Possibilities Change Lives, intended to guide its people strategy, including programs and offerings to attract, retain, and develop talent and to enhance employee engagement;

Index

•continued global expansion of Employee Resource Groups (ERGs). ERGs are led by employee volunteers and are important resources to foster cross- connections, encourage belonging, support career development, and champion employee voices. The Company now has eight unique ERGs with 100 local chapters. Each ERG has executive sponsorship from senior leadership; and
•celebration of different cultures, constituencies, and observances throughout the year. Encouraged all employees to participate in Global Diversity Awareness Month by volunteering in their local communities.

For 2024, the Company updated its ID&B strategy and defined three focal pillars: Inclusive Leadership and Culture, Team Member Experience, and Community Engagement and Patient Focus. The governance structure will also evolve to include an Executive Council led by the Company's CEO, along with expansion of the ID&B advisory council.
Rewards
The Company operates in a complex, global, and dynamic life sciences industry and believes that its compensation and benefits programs must be competitive and flexible to attract and retain the caliber of talent needed for the sustained growth and success of the business.
The Company regularly monitors market activity and employee movement within and outside of the life sciences industry to maintain competitiveness. In 2023, the Company invested more than $20 million in special bonuses to more than 28,000 non-executive employees globally in patient and client-facing roles to recognize employee commitment and contributions throughout the COVID-19 pandemic. In addition, the Company awarded $96 million in annual merit increases to recognize its talent and foster pay competitiveness in the market.
Employee Wellbeing
The Company believes that its investments in compensation and employee wellbeing are crucial to maintaining competitive positioning and a productive, engaged workforce. The Company fulfills its commitment to employee wellbeing by investing in a variety of tools and resources to support its employees’ physical, emotional, and financial well-being.
Whether it is through zero-cost telehealth visits for medical, dermatological, and behavioral treatment as part of the Company's medical plans in the U.S., employer matching 401(k) contributions and financial wellness workshops, or custom stress management strategies for teams around the world through its Healthy Huddles program, the Company continues to offer various ways for employees to focus on their wellbeing.
The Company also understands the continuing urgency around mental wellbeing and the importance of providing resources to support employees and their families. In 2023, the Company expanded its wellbeing strategy to include a dedicated U.S. mental wellbeing specialist who oversees all mental wellbeing initiatives. Mental Health First Aid Training was completed by 425 of the Company's Human Resources and top leaders at the Company, and the program will expand to others in 2024. Sixty-six virtual sessions, called Healthy Huddles, were leveraged by leaders for their teams across the globe, with sessions such as guided meditations and stretch breaks. In partnership with employee assistance program (EAP) providers, the Company recognized World Mental Health Day in October 2023 with events and education throughout the whole month, including a global panel event featuring employees who shared their personal stories and struggles. An additional 32 live mental wellbeing educational webinars were shared worldwide, to help reduce stigma and enhance awareness. The addition of free behavioral health services via telemedicine led to a significant increase in utilization for U.S. members of the Company's medical plans.
Additional efforts in support of employee wellbeing include:
•Reducing the cost of monthly medical insurance contributions by $240 per year for approximately 19,000 employees in the U.S. earning less than $50,000 per year who participate in Company medical plans;
•Shifting the focus for annual wellness screenings to a more wholistic approach that emphasizes the importance of identifying metabolic conditions that can increase the risk of heart attack, stroke, and diabetes. Over 30,000 U.S. employees and their covered spouses and domestic partners received medical plan contribution discounts of up to $4,560;
•Providing up to $1,000 in health reimbursement account contributions, available to approximately 31,000 employees and their spouses or domestic partners to encourage health and wellness education and activities; and
•Reimbursing up to $300 in fitness-related expenses for approximately 15,000 employees across the U.S. and Canada.
The Company's No Charge Laboratory Testing program enables eligible U.S. employees and their covered dependents to offset any outstanding balance for most lab work sent to a Company facility or patient service center, following insurance claim processing. Additionally, the Company offers global initiatives to encourage sustainable transportation through programs such as discounted transportation vouchers, reduced-cost bicycle leases, and mileage reimbursement for bicycle commuters, with benefits varying by country.

Index

To enable its employees to establish ownership in the Company, the Company offers an Employee Stock Purchase Plan (ESPP) that allows U.S. employees to purchase Common Stock at a 15% discount. The plan was extended to an additional 5,000 employees in Canada and the U.K. in 2022 and 2023 to foster broader employee participation in the plan. Over 10,000 employees took advantage of the ESPP in 2023.
Development and Training
As an organization that pursues answers to the world’s most critical healthcare questions, the Company supports its employees with a work environment that emphasizes continuous learning and development. Through these learning and development opportunities, the Company encourages learning, growth and innovation, to deliver better patient care and new solutions for its customers. The Company provides professional skills training and role specific training, along with formal and informal mentoring, job rotations, and opportunities for temporary assignments. The Company onboards and develops new hires through extensive training provided by a dedicated team of technical skill trainers with different departments and functions.

2023 Training Milestones:
•Provided more than 13,700 courses, many of which are available virtually within the global learning management system;
•Completed over 1.3 million hours of training, primarily consisting of regulatory and technical training;
•Offered mentoring programs that 2,400 employees participated in as either mentors or mentees, the largest number of participants to date in the program’s 15-year history; and
•Completed more than 9,400 hours of professional development.
As a leader in science, the Company has almost 12,000 science-based jobs and leverages several internal scientific forums to help scientists at all levels of experience continuously learn, innovate, and advance the healthcare industry. From scientific councils to a Molecular Tumor Board to Science Micro Bites, those in scientific roles are staying current in their fields of study, sharing their knowledge with others, and helping to expand the skills and experience of their colleagues.
An example of scientific employees sharing knowledge and experience is the Lab Exchange Program that was launched in 2023. Through this program, colleagues in technical positions in our BLS and Dx labs are able to experience a two-week domestic or international assignment at one of five host site labs from the other business segment to which they normally are assigned, during which they are immersed in learning the processes and technologies used at that site. This helps encourage collaboration across business segments, and exposes both the employees participating in the program and the laboratory staff at their host site with greater knowledge of and exposure to the Company's full scope of laboratory operations.
The Company’s ongoing investment in the development of its people stems from a continuing commitment to build a stronger, more diverse team. In addition to traditional tuition reimbursement, over the past three years, Labcorp Education Advantage has actively supported employees in their pursuit of higher education by covering tuition costs for healthcare or life science degree programs that contribute to their career advancement within the Company. To date, more than 1,100 employees have benefited from this initiative, while also avoiding student loan debt.
Company Recognition for Focus on Employee Development
The Company was once again a proud recipient of the 2023 Princess Royal Training Awards (U.K.), honoring the work done through apprenticeship programs and initiatives to develop leaders. The 2023 award recognized the Company's partnership with the University of Leeds to provide a master's course in Biopharmaceutical Development. The Princess Royal Training Awards are offered to employers in the United Kingdom who can prove that their outstanding training and skills development programs have resulted in exceptional benefits for their business.
The Company was also ranked #1 in the Medical Care Facilities Sector and #35 out of all Fortune 500 companies surveyed in the 2023 American Opportunity Index. A joint project from the Burning Glass Institute, the Harvard Business School Project on Managing the Future of Work, and the Schultz Family Foundation, the index uses independent data to measure how well Fortune 500 companies drive economic mobility and positive career advancement for their employees. The Company aspires to create a workplace where employees can grow and discover more while advancing their career.
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

Index

In 2023, the Company reduced its work-related injury rate per 100 employees 13.6% over 2022. The Company's maintained work-related lost work injury rate per 100 employees increased by 25% over 2022, to 0.5%. The Company completed a Corporate EHS Audit on 11 significant laboratory facilities, allowing it to assess locations against common expectations and performance criteria. The Company also completed nearly 120,000 safety training sessions covering topics that included bloodborne pathogen, chemical safety, and employee health and safety general awareness. As previously reported, the Company modified the audit format in response to COVID-19 so that it could be effectively performed virtually, with the added benefit of reducing audit travel-related greenhouse gas emissions.
Community Engagement
The Labcorp Charitable Foundation, a private, charitable 501(c)(3) organization established by the Company, invested in more than 140 programs in 2023 that align with the Company’s strategic mission to improve health and improve lives in the areas of health, education, and community across the globe. The Foundation supports efforts to increase access to health services and create equitable opportunities for underserved populations across the globe.
Colleagues around the globe are invited to participate in the Company’s annual Employee Giving Campaign. Through the campaign, colleagues had the opportunity to donate to one or more of seven selected charities: the American Cancer Society, American Heart Association, American Diabetes Association, American Red Cross (Disaster Relief), United Way, the National Urban League, and Project HOPE. Employee contributions support these charities to provide needed services in their local communities and around the globe. The Labcorp Charitable Foundation offers a match opportunity for contributions made through the campaign.
In addition, the Company's employees took advantage of opportunities to support charitable causes and make a positive impact in their communities. For example, in honor of the life and legacy of Dr. Martin Luther King, Jr., colleagues participated in the “Cards of Encouragement” campaign, a global initiative to lift the spirits of hospitalized children and their families. With the help of Cards for Hospitalized Kids, close to 8,000 cards were distributed to children and their families staying at Ronald McDonald Houses or receiving treatment at nonprofit children’s hospitals. The Labcorp Charitable Foundation made a financial donation to the 39 supported charities.
The Company's global colleagues also support the local communities where they live and work. In observation of Childhood Cancer Awareness Month, Company colleagues in Geneva, Switzerland supported ARFEC (Association Romande des Familles d’Enfants atteints d’un Cancer) to benefit hospitalized children and their families through toy drives, the creation and sale of a calendar, and participation in the Geneva 20-kilometer race.
Dynacare, a Company subsidiary based in Canada, teamed up with Diabetes Canada to organize the #Dyncare4Diabetes campaign for the second consecutive year. The campaign raised awareness of diabetes and provides accessible and free testing for at risk individuals. In addition to offering free hemoglobin A1C testing at all Dynacare laboratory locations across the Greater Toronto Area and at mobile community clinics, Dynacare donated 50 cents to Diabetes Canada for every individual that participated in the campaign, up to a total of $25,000.
Customers
The Company provides its services to a broad range of customers across Dx and BLS. The primary customer groups serviced by the Company include:
•Payers - Health Plans and Employers. The Company serves many health plans, including MCOs, employer plans, and other health insurance providers, each of which operates on a national, regional, or local basis. In certain locations, health plans may delegate to independent physician associations (IPAs) or other alternative delivery systems (e.g., ACOs) the ability to negotiate for services on behalf of certain members.
•Pharmaceutical, Biotechnology, Medical Device, and Diagnostics Companies. The Company provides services to hundreds of pharmaceutical, biotechnology, medical device, and diagnostics companies, ranging from the world's largest multi-nationals to emerging, small and mid-market companies.
•Physicians, Large Provider Organizations, and Other Healthcare Providers. Physicians and other healthcare providers who are authorized to order clinical laboratory testing for their patients are a primary source of requests for Dx's testing services. These physicians and other providers may practice in a range of settings, including small medical practices, community-based clinics, and large, multidisciplinary organizations.
•Hospitals and Health Systems. The Company provides hospitals and health systems with services ranging from core and specialty testing to supply chain and technical support services, and the opportunity to be a research partner for participation in studies and clinical trials with BLS. In some cases, a hospital’s on-site laboratory may be operated or managed by an outside contractor or independent laboratory, including the Company.

Index

•Other Customers. The Company serves a broad range of other customers, including, but not limited to, governmental agencies, employers, patients and consumers, contract research organizations (CROs), crop protection and chemical companies, academic institutions, independent clinical laboratories, and retailers.
Sales, Marketing, and Customer Service
The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. The Company's sales force is responsible for both new sales and for customer retention and relationship building.
For Dx, these market segments have different representatives focused on each segment in order to better understand and respond to the unique needs of each segment. These include clinical areas, such as primary care, oncology, women's health, autoimmune diseases, neurology, infectious diseases, endocrinology, gastroenterology, rheumatology and other specialties; payers, such as ACOs, MCOs, and employers; and customers, such as physicians and physician organizations and hospitals and health systems. The BLS global sales organization provides customer coverage across the pharmaceutical, biotechnology, and medical device industries for services including lead optimization, preclinical safety assessment, analytical services, clinical trials, central laboratories, biomarkers, companion diagnostics, and technology solutions. As part of the Company's ongoing strategic priority to maximize the value of its unique leadership in both diagnostics and drug development, sales representatives from each business segment work together on outreach to potential customers of both businesses, including hospitals and health systems that may purchase testing and participate in clinical trials, or pharmaceutical, biotechnology, or medical device companies whose studies may benefit from use of Dx’s specialty testing, companion diagnostics, and network of PSCs.
Market Opportunity
Dx
The Company believes that in 2023, the U.S. clinical laboratory testing industry generated revenues of more than $80 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories, and independent clinical and anatomical pathology laboratories, such as those operated by Dx.
The clinical laboratory business is intensely competitive, and the Company believes that both competition and consolidation in the clinical laboratory business will continue. CMS has estimated that, as of February 2024, there were nearly 320,000 clinical laboratories of all types, including approximately 9,200 hospital-based laboratories, just under 123,000 physician-office laboratories, and 9,063 independent clinical and anatomic pathology laboratories in the U.S. Dx competes with all of those laboratories. In addition, an increasing number of health system laboratories have been expanding their operations and business, resulting in greater competition for testing from physicians within those systems and from unaffiliated physicians in the health system laboratories’ service areas.
Dx believes that the selection of a laboratory is primarily based on the following factors, all of which the Company believes it competes favorably in:
•brand strength and reputation;
•leadership in science, technology, and innovation;
•patient satisfaction levels;
•national scale, and local presence with access to testing within 10 miles of most households;
•quality, timeliness, and consistency in reporting test results;
•contractual relationships with MCOs;
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
BLS
The Company believes that in 2023, the global pharmaceutical industry spent more than $200 billion on R&D. Drug development services businesses like BLS typically derive most of their revenue from R&D, as well as marketing expenditures, of the pharmaceutical, biotechnology, and medical device industries.
Outsourcing of R&D services to CROs and other service providers has increased in the past, and is expected to continue increasing in the future. Increasing pressures to improve return on investment, to increase R&D productivity, to stay abreast of scientific advances and to comply with stringent government regulations and attempts to reduce and control the price of

Index

prescription drugs have all contributed to this outsourcing which provides clients with flexibility in aligning resources to demand. In the face of mounting complexity, the investment and amount of time required to develop new products are significant and have been increasing. These trends create opportunities for BLS and other companies providing drug development services that can help make the development process more efficient.
The drug development industry has many participants ranging from hundreds of small providers to a limited number of large companies with global capabilities. BLS competes against these small and large businesses, as well as in-house departments of pharmaceutical, biotechnology, medical device, and diagnostic companies, and to a lesser extent, selected academic research centers, universities, and teaching hospitals.
BLS believes that customers selecting a drug development partner often consider the following factors, all of which the Company believes it competes favorably in:
•reputation for quality and regulatory compliance;
•efficient, timely performance;
•expertise and experience in operations;
•application of technology and innovation;
•specific therapeutic and scientific expertise;
•data and analytical capabilities;
•ability to enhance patient recruitment;
•scope of service offerings;
•strengths in various geographic markets;
•price;
•quality of facilities;
•quality of relationships, including investigator and patient;
•ability to manage large-scale clinical trials both domestically and internationally;
•size and scale;
•ability to support decentralized clinical trials;
•ability to develop companion diagnostics; and
•access to talent.
Quality
Dx and BLS have comprehensive quality systems and processes appropriate for their respective businesses. The Company's quality programs are overseen by Dx's National Office of Quality, BLS’s Global Regulatory Compliance and Quality Assurance Unit, BLS's central laboratory services expanded laboratory management services department, and the Company's global supply chain management department and project management staff. The Company has procedures for monitoring its internal performance, as well as that of its vendors, suppliers, and other key stakeholders. In addition, various groups and departments within the Company provide oversight to monitor and control vendor products and performance, and play an essential role in the Company’s approach to quality through improvements in processes and automation.
Virtually all facets of the Company’s services are subject to quality programs and procedures, including accuracy and reproducibility of tests, turnaround time, customer service, marketing communications, data integrity, patient satisfaction, and billing. The Company’s quality programs include measures that compare current performance against desired performance goals to monitor critical aspects of service to its customers and patients. This includes licensing, credentialing, training, and competency assessment of professional and technical staff, and internal auditing. In addition to the Company's own quality programs, the Company’s laboratories, facilities and processes are subject to on-site regulatory agency inspections and accreditation evaluations, in addition to surveys and proficiency testing, by local or national government agencies, independent external accrediting programs, and inspections and audits by customers.
Thirty-three of the Company's laboratories have received ISO 15189, ISO 13485 and/or ISO 141791 accreditation, demonstrating that they meet international standards for quality and technical competence.
Information Systems
The Company is committed to developing and commercializing technology-enabled solutions to support its operations and provide better care. The Company operates standard platforms for its core business services and its financial and reporting systems. These standard systems provide consistency within workflows and information as well as a high level of system availability, security, and stability. The primary laboratory systems include standardized support for molecular diagnostics, digital pathology, and enhanced specialty laboratory solutions. The Company's centralized information systems are responsible for operational efficiencies, enabling the Company to achieve consistent, structured, and standardized operating results and effective patient care.

Index

The information systems used by Dx and BLS are discussed in more detail in the sections dedicated to each of those segments. The Company's cybersecurity processes and systems are discussed in more detail under “Cybersecurity” in Item 1C.
For several years the Company has deployed artificial intelligence and machine learning tools (AI) to supplement its existing data analysis projects and support greater efficiency in its operations. The Company is currently evaluating and testing various further applications of AI, while also implementing policies and processes to provide appropriate governance over the use of AI by the Company.
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
Regulation and Reimbursement
General
Because the Company operates in a number of distinct environments and in a variety of locations worldwide, it is subject to numerous, and sometimes overlapping, regulatory requirements. Both the clinical laboratory and the drug development businesses are subject to significant governmental regulation at the international, national, state and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, claims submission and reimbursement for laboratory services, healthcare fraud and abuse, drug development services, security and confidentiality of health information, quality, and environmental and occupational safety.
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
FDA and Other Regulatory Agency Laws and Regulations
Various regulatory agencies, including CMS and the FDA in the U.S., regulate the development, testing, manufacturing, labeling, advertising, marketing, distribution, storage, import, export, performance, and surveillance of diagnostic and therapeutic products and services, including certain products and services offered by the Company and the development of therapeutic products that comprise the majority of BLS’s business. The FDA and other regulatory agencies periodically inspect and review the manufacturing processes and product performance of diagnostic and therapeutic products, while CMS, certain state programs, and accreditation entities inspect and review the facilities, personnel, and procedures of clinical laboratories and their laboratory operations. The FDA and other regulatory agencies also periodically inspect test facilities that perform tests on samples from preclinical studies and on human subjects enrolled in such clinical studies of drugs, biologics, and medical devices. These agencies have the authority to take various administrative and legal actions for noncompliance, such as fines, withdrawal of product approval, warning or untitled letters, seizures, recalls, injunctions, and other civil and criminal sanctions.
Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (LDTs), which are assays developed and performed in-house by clinical laboratories and can be made available to the public without pre-market review by the FDA, with limited exceptions that require LDTs to follow pre-market requirements, such as during the COVID-19 public health emergency.
On September 29, 2023, the FDA released a proposed rule to regulate LDTs as medical devices, which was formally published in the Federal Register on October 3, 2023. The proposed rule seeks to make explicit that in vitro diagnostic products (IVDs) are devices under the Federal Food, Drug and Cosmetic Act, including when the manufacturer of the IVD is a clinical laboratory. In conjunction with this proposed rule and issuance of new regulations, the FDA is proposing a policy by which FDA would phase out its general enforcement discretion approach for LDTs over a period of four years after the publication of a final rule so that LDTs manufactured by a clinical laboratory would, over the transition period, fall under the existing enforcement approach as for IVDs. The proposed rule would not grandfather existing tests or exempt academic medical centers or small laboratories, but the FDA has requested public comments on whether it should include those features in a final rule. ACLA disputes FDA’s assertion that LDTs are medical devices, and filed comments in December 2023 opposing the proposed rule and urging its withdrawal based on both policy and legal grounds. In December 2023, the Company also filed comments opposing the proposed rule and urging its withdrawal for the reasons set forth in ACLA’s comments. Both ACLA and the Company have urged FDA to continue working with Congress and stakeholders toward enactment of appropriate legislation instead of pursuing device regulation of LDTs through a proposed rulemaking.
There are similar national and regional regulatory agencies, and regulations, in the jurisdictions outside of the U.S. in which the Company operates. For example, the European Union In Vitro Diagnostics Regulation, which became applicable May 26, 2022, established a new legislative framework for in vitro diagnostic devices including a rule-based classification and quality and safety standards. In addition, both Switzerland and the United Kingdom are implementing new legislative frameworks similar to the EU IVDR.
BLS’s laboratory facilities and Dx's clinical laboratory facilities that perform testing services in support of preclinical studies and clinical trials, must conform to a range of standards and regulations, including good laboratory practice (GLP) and good clinical practice (GCP), current good manufacturing practice (cGMP), human subject protection and investigational product exemption regulations, and quality system regulation (QSR) requirements, as applicable. The preclinical and clinical testing intended to support applications for research or marketing, and the studies that the Company conducts, are subject to periodic inspections by the FDA, as well as other regulatory agencies in the jurisdictions outside the U.S. in which the Company operates, which may include, without limitation, the Medicines and Healthcare products Regulatory Agency (MHRA) in the U.K., the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan, to determine compliance with GLP, GCP, and cGMP, as well as other applicable standards and regulations. If a regulatory agency determines during an inspection that the Company’s equipment, facilities, laboratories, operations, or processes do not comply with applicable regulations and GLP, GCP and/or cGMP standards, the regulatory agency may issue a formal notice (e.g., FDA Form 483), which may be followed by a warning letter or other enforcement actions if observations are not addressed satisfactorily. Noncompliance may result in, among other things, unanticipated compliance expenditures, the regulatory agency seeking civil, criminal or administrative sanctions and/or remedies against the Company, including suspension of its operations, and related customer contractual claims and other liabilities.

Index

The FDA Modernization Act 2.0 was enacted in December 2022 as Section 3209 of the Consolidated Appropriations Act, 2023. This Act amended Section 505 of the Federal Food, Drug and Cosmetic Act to clarify the methods manufacturers and sponsors can use to investigate the safety and efficacy of a drug or the toxicity of a biosimilar biologic product to include tests on animals, as well as certain tests that are not performed on animals. Specifically, the Act replaces a statutory reference to “tests on animals” as a viable option for preclinical testing with a reference to “nonclinical tests”, which includes animal testing, cell-based assays, microphysiological systems, or bioprinted or computer models. The Act does not eliminate animal testing or require the use of non-animal models. FDA previously had the authority to allow non-animal data to be considered during safety and efficacy reviews of new drugs and had previously issued related guidance. However, many procedures intended to reduce animal tests are still in various stages of development. Such alternative methodologies must first be validated before FDA will approve of their use instead of validated animal models, so the practical impact of the Act is likely to be limited for some time.
Additionally, certain BLS services and activities, such as chemistry, manufacturing, and controls (CMC) services, must conform to cGMP. BLS is subject to periodic inspections by the FDA and the MHRA, as well as other regulatory agencies in the jurisdictions outside the U.S. in which the Company operates, in order to assess, among other things, cGMP compliance. If a regulatory agency identifies deficiencies during an inspection, it may issue a formal notice, which may be followed by a warning letter if observations are not addressed satisfactorily. Failure to maintain compliance with cGMP regulations and other applicable requirements of various regulatory agencies could result in, among other things, fines, warnings or untitled letters, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, product seizures or recalls, injunctions, or criminal prosecution.
Some Dx products are regulated by the FDA and other similar national regulatory agencies as medical devices. The FDA defines a medical device in part as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article which is intended for the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease in man. FDA regulates the development, testing, manufacturing, marketing, post‑market surveillance, distribution, advertising, and labeling of products classified as medical devices separate from clinical diagnostic testing services offered under CLIA requirements. FDA regulatory requirements include: all of the relevant elements of the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, and other quality assurance procedures; labeling regulations; restrictions on promotion and advertising; Medical Device Reporting regulations, which require the manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; the Reports of Corrections and Removals regulations, which require manufacturers to report certain recalls and field actions to the FDA;, and other post-market requirements.
To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include sanctions, operating restrictions, partial suspension, or total shutdown of production, refusal to grant clearance or approvals of new devices, withdrawal of clearance or approval, and civil or criminal prosecution.
Animal Welfare Laws and Regulations
The conduct of animal research at BLS’s facilities in the U.S. must be in compliance with the Animal Welfare Act (AWA), which governs the care and use of warm-blooded animals for research in the U.S., other than laboratory rats, mice, and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. BLS complies with licensing and registration requirement standards set by the USDA and similar agencies in foreign jurisdictions such as the European Union, the U.K., and China for the care and use of regulated species. If the USDA determines that BLS’s equipment, facilities, laboratories or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. The USDA may impose fines, suspend and/or revoke licenses and registrations, or confiscate research animals. Other countries where the Company conducts business have similar laws and regulations with which the Company must also comply. In addition, certain of BLS’s animal-related activities may be subject to regulation by the U.S. Centers for Disease Control and Prevention (CDC), the Office of Laboratory Animal Welfare of the National Institutes of Health, the U.S. Fish and Wildlife Service, and similar organizations in other jurisdictions in which the Company operates.
Payment for Clinical Laboratory Services
In 2023, Dx derived approximately 10.6% of its revenue directly from traditional Medicare and Medicaid programs. In addition, Dx's other commercial laboratory testing business that is not directly related to Medicare or Medicaid nevertheless depends significantly on continued participation in these programs and in other government healthcare programs, in part

Index

because customers often want a single laboratory to perform all of their testing services. In recent years, both governmental and private-sector payers have made efforts to contain or reduce healthcare costs, including for clinical laboratory services.
Reimbursement under the PFS is capped at different rates in each Medicare Administrative Contractor's jurisdiction. Pursuant to PAMA, unless modified by Congress, reimbursement under the CLFS is set at a national rate that is updated every three years for most tests. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Laboratories primarily bill and are reimbursed by Medicare and Medicaid directly for covered tests performed on behalf of Medicare and Medicaid beneficiaries. For beneficiaries that participate in managed Medicare and managed Medicaid plans, laboratory bills are submitted to and paid by MCOs that manage those plans. Approximately 8.8% of Dx's revenue is reimbursed directly by Medicare under the CLFS.
Many pathology services performed by Dx are reimbursed by Medicare under the PFS. The PFS assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The PFS is also subject to adjustment on an annual basis. Such adjustments can impact both the conversion factor and relative value units. The Sustainable Growth Rate (SGR), the formula previously used to calculate the fee schedule conversion factor, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, Congress intervened repeatedly to prevent these payment reductions, and the conversion factor was increased or frozen for the subsequent year. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) permanently replaced the SGR formula and transitioned PFS reimbursement to a value-based payment system. MACRA retroactively avoided a 21.2% reduction in PFS reimbursement that had been scheduled for April 1, 2015, and provided for PFS conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by no updates for 2020 through 2025, and updates that vary based on participation in alternative payment models in subsequent years. These changes to the conversion factor may be offset by reductions to the relative value units, as was the case with the 2016 PFS reductions. For 2022, Congress increased the conversion factor by 3.0% over the amount announced in the final rule, instead of allowing a 3.75% reduction to take effect. In the Consolidated Appropriations Act of 2023, Congress mitigated PFS cuts in 2023 and 2024 by 2.5% and 1.25%, respectively, that would otherwise have been reduced by 4.47% in 2023 based on the conversion factor put forward in the 2023 Medicare PFS Final Rule. Approximately 0.4% of Dx's revenue is reimbursed under the PFS.
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
Future changes in national, state, and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company.
Further healthcare reform could occur in 2024, including changes to the ACA and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
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
The U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), which was enacted in February 2009, with regulations effective on September 23, 2013, strengthened and expanded the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of protected health information (PHI). HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also imposes a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.

Index

The Privacy Rule regulates the use and disclosure of PHI by covered entities. It also sets forth certain rights that individuals have with respect to their PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The HIPAA Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves the creation, receipt, maintenance, or transmission of PHI.
On February 6, 2014, CMS and HHS published final regulations that amended the HIPAA Privacy Rule to provide individuals (or their personal representatives) with the right to receive copies of their test reports from laboratories subject to HIPAA, or to request that copies of their test reports be transmitted to designated third parties.
On December 12, 2018, HHS issued a request for information (RFI) seeking input from the public on how the HIPAA regulations and the HIPAA Privacy Rule, in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (NPRM) containing potential modifications to the HIPAA Privacy Rule addressing standards that may impede the transition to value-based healthcare and strengthen individuals' rights to access their health information. The public comment period for the NPRM was closed on May 6, 2021. On April 12, 2023, HHS published a NPRM containing potential modifications to the HIPAA Privacy Rule addressing the use or disclosure of PHI in relation to the provision of reproductive health care pursuant to Executive Order 14076. The public comment period for the NPRM was closed on June 16, 2023. The Company is monitoring the NPRM process. If modifications to the HIPAA Privacy Rule are adopted, they may impact the Company's compliance obligations under HIPAA.
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
Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also requires HHS to conduct periodic audits to confirm compliance and authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents.
The total cost associated with complying with the ongoing requirements of HIPAA and HITECH is not expected to be material to the Company’s operations or cash flows. However, future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.
The information blocking provisions (Information Blocking Rules) of the 21st Century Cures Act became effective on April 5, 2021. The Information Blocking Rules prohibit covered actors, including healthcare providers, from engaging in activity that is likely to interfere with the access, exchanges, or use of electronic health information unless such activity falls into one of eight exceptions. The Information Blocking Rules provide for civil monetary penalties for noncompliance by healthcare information technology vendors and, separately, “appropriate disincentives” for noncompliance by healthcare providers. The Company believes that it is in compliance in all material respects with the requirements of the Information Blocking Rules.
In addition to the regulations described above, numerous other data protection, privacy and similar laws govern the confidentiality, security, use, and disclosure of personal information, as well as breach notification responsibilities. These laws vary by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information. In the U.S., the Federal Trade Commission (FTC) has authority to regulate unfair or deceptive acts or practices, including with respect to data privacy and security. If the Company’s public statements about collection, use, or disclosure of personal information are perceived to be inconsistent with the Company’s actual practices, the Company may face accusations of unfairness or deception under the Federal Trade Commission Act of 1914 or state law equivalents. In addition, some state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory's licensure, as well as civil and/or criminal penalties.
Effective August 14, 2020, the Substance Abuse and Mental Health Services Administration of HHS (SAMHSA) announced the finalization of proposed changes to the Confidentiality of Substance Use Disorder Patient Records regulation. This regulation protects the confidentiality of patient records relating to the identity, diagnosis, prognosis, or treatment that are maintained in connection with the performance of any federally assisted program or activity relating to substance use disorder education, prevention, training, treatment, rehabilitation, or research. Under the regulation, patient identifying information may only be released with the individual’s written consent, subject to certain limited exceptions. The latest changes to this regulation seek to better facilitate care coordination, while maintaining more stringent confidentiality of substance use disorder

Index

information. The Company adopted changes to its policies and procedures necessary for compliance.
Congress and state legislatures also have been implementing new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA created transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments to the CCPA introduced by the CPRA went into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states have passed legislation similar to the CCPA, including Virginia, Colorado, Connecticut, Utah, Tennessee, Oregon, Montana, Iowa, Delaware, Texas and Indiana. These laws generally mirror the principles and requirements of the CCPA; however, these laws do not provide for a private right of action. Additionally, Washington and Nevada have passed legislation specific to consumer health data, both of which come into effect on March 31, 2024. The Company continues to assess the impact of these laws on the Company’s business, and the Company is implementing and will prepare to implement appropriate processes to manage compliance with these laws as they become effective and more guidance is provided.
The European Union General Data Protection Regulation (GDPR) became effective May 25, 2018, replacing Directive 95/46/EC. The GDPR established requirements applicable to the use and transfer of personal data and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The GDPR, as well as the U.K.'s implementation -- the U.K. General Data Protection Regulation -- requires transparency with regard to the means and purposes of processing of personal data, collection of consent to process personal data in certain circumstances, the ability to provide records of processing upon request by a supervisory authority or data controller, implementation of appropriate technical and organizational measures to maintain security of personal data, notification of personal data breaches to supervisory authorities, data controllers, and individuals within expedient time frames, and performance of data protection impact assessments for certain processing activities. The GDPR also provides individual data subjects with certain rights, where applicable, including the right of access, the right to rectification, the right to be forgotten, the right to restrict or object to processing, and the right to data portability. The GDPR requires that personal data may only be transferred outside of the European Union to a country that offers an adequate level of data protection under standards set by the European Union, or where such transfer is otherwise pursuant to a legal framework approved by the European Union. On July 16, 2020, the Court of Justice of the European Union released its decision in Data Protection Commission v. Facebook Ireland Limited, Maximillian Schrems (Schrems II), which invalidated the EU-U.S. Privacy Shield as a legal framework for the transfer of personal data outside of the European Union, and suggesting additional safeguards for the use of Standard Contractual Clauses (SCCs) as a legal framework for the transfer of personal data outside of the European Union. On June 4, 2021, the European Commission release updated SCCs, which, in part, adopted many of the additional safeguards highlighted in the Schrems II decision. Companies using SCCs for the transfer of personal data outside of the European Union are required to use the new SCCs for new transfers of personal data as of September 27, 2021, and for all transfers of personal data as of December 27, 2022. The Company has established processes and frameworks to manage compliance with the GDPR and other global privacy and data protection requirements, and to manage preparation for future enacted regulations. Compliance could impose significant costs on the Company.
In addition to the GDPR, numerous other countries have laws governing the collection, use, disclosure, and transmission (including cross-border transfer) of personal information, including medical information. The legislative and regulatory landscape for privacy and data protection is complex and continually evolving. Data protection regulations have been enacted or updated in regions where the Company does business including in Asia and Europe, and in countries such as Canada, India, and the UK. Failure to comply with these regulations may result in, among other things, civil, criminal and contractual liability, fines, regulatory sanctions, and damage to the Company’s reputation.
Potential government regulation related to AI use and ethics may also increase compliance costs and impact operations as the Company continues to develop, test, adopt, and maintain AI within the Company's operations and in its products and services. The rapid evolution of AI, and potential government regulation, will require the application of resources to allow the Company to implement AI appropriately in order to minimize unintended, harmful impact, including from the exposure of Company or third-party information or the Company relying on flawed AI outputs. The Company has implemented an AI Code of Ethics and established an AI Ethics Board to review and help maintain compliance with AI ethical principles and regulatory requirements in the development and use of AI systems, including generative AI tools.
Fraud and Abuse Laws and Regulations
Existing U.S. laws governing federal healthcare programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories.

Index

These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice (DOJ), OIG and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The U.S. government's enforcement efforts have been conducted under statutory authorities such as those contained in HIPAA, which includes several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund U.S., state and local law enforcement efforts, and in the Deficit Reduction Act of 2005, which included requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the U.S. False Claims Act. Amendments to the False Claims Act, and other enhancements to the U.S. fraud and abuse laws enacted as part of the ACA, have further increased fraud and abuse enforcement efforts and compliance risks. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute.
The U.S. Anti-Kickback Statute prohibits knowingly providing anything of value in return for, or to induce the referral of, Medicare, Medicaid, or other U.S. federal healthcare program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in U.S. federal healthcare programs. The OIG has published “safe harbor” regulations that specify certain arrangements that are protected from prosecution under the Anti-Kickback Statute if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Statute; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case-by-case basis. Many states have their own Medicaid anti-kickback laws, and several states also have anti-kickback laws that apply to all payers (i.e., not just government healthcare programs).
From time to time, the OIG issues alerts and other guidance on certain practices in the healthcare industry that implicate the Anti-Kickback Statute or other fraud and abuse laws. OIG Special Fraud Alerts and Advisory Opinions relevant to the Company set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the U.S. fraud and abuse laws, including the Anti-Kickback Statute. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering or providing discounted laboratory services billed to referral sources in return for referrals of other tests that are billed to U.S. federal healthcare programs; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pickup and disposal of biohazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; (vi) providing free testing for healthcare providers, their families and their employees (i.e., so-called “professional courtesy” testing); (vii) rental of space in physician offices by equipment suppliers or other healthcare entities to which the physicians make referrals; (viii) compensation paid by laboratories to physicians and hospitals for blood specimen processing and for submitting patient data to registries; (ix) remuneration provided to physicians and other health care professionals by pharmaceutical and medical device companies in connection with company-sponsored speaker programs; and (x) arrangements between telemedicine companies and healthcare professionals that result in the fraudulent ordering or prescribing of medically unnecessary services, including prescription drugs, durable medical equipment, and clinical laboratory testing.
In addition to the Anti-Kickback Statute, in October 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018 (EKRA), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act. EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. As drafted, an EKRA prohibition on incentive compensation to sales employees is inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued, and there is no additional DOJ or other government guidance to indicate how and to what extent it will be applied and enforced in the industry. The Company continues to work through its trade association to address the scope of EKRA.
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

Index

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
In November 2021, CMS published the 2022 Medicare PFS Final Rule, which included further program integrity requirements. CMS finalized its proposal to expand the categories of parties within the purview of the denial and revocation provisions to include excluded administrative or management services personnel who furnish services payable by a federal healthcare program, such as a billing specialist, accountant, or human resources specialist. CMS also codified the billing privilege deactivation rebuttal process, under which a provider or supplier would have 15 calendar days from receipt of written notice of a deactivation to submit a rebuttal, and CMS could, in its discretion, extend the 15-day period to account for certain special situations. In addition, CMS defined factors it would use to determine whether revocation or suspension of billing privileges is appropriate due to a pattern or practice of non-compliant billing, which would be: (i) the percentage of submitted claims that were denied during the period under consideration; (ii) whether the provider or supplier has any history of final adverse actions and the nature of any such actions; (iii) the type of billing non-compliance and the specific facts surrounding said non-compliance (to the extent this can be determined); and (iv) any other information regarding the provider's or supplier's specific circumstances that CMS deems relevant to the determination. This is a reduction in the number of factors that were previously considered and a revision of some previous factors.
Environment, Health, and Safety
The Company is subject to licensing and requirements under laws and regulations relating to the protection of the environment, and employee health and safety. These laws and regulations, designed to minimize risk to employee health and safety and to the environment, include the safe handling, use, transportation and disposal of potentially infectious and hazardous materials; the assessment of potential work-related risks and establishment of work practice and engineering controls, and providing protective clothing and equipment, training, and medical surveillance.
The Company is committed to reducing its carbon footprint. The Company participates in the Carbon Development Project and the EcoVadis sustainable procurement rating processes. In 2023, the Company's greenhouse gas emission reduction science-based targets were accepted by the Science Based Targets initiative (SBTi).

Index

Energy-saving measures at Company facilities include for example, installation of energy efficient boilers, chillers, ventilation systems, and LED lighting, engaging in waste-to-energy disposition, and reducing waste going to landfills. The Company is also committed to reducing the fuel use of its courier fleet, and in 2023 the Company added nearly 190 hybrid vehicles to its fleet, to help achieve its goals of reducing fuel use. Funding for these and similar projects continued through 2023 and is expected to continue through 2024.
The Company seeks to comply with all relevant environment, employee-health, and safety laws and regulations. Failure to comply could subject the Company to various administrative and/or other enforcement actions.
Drug Testing
Drug testing for public sector employees is regulated by the SAMHSA, which has established detailed performance and quality standards that laboratories must meet to be approved to perform drug testing on employees of U.S. government contractors and certain other entities. To the extent that the Company’s laboratories perform such testing, each must be certified as meeting SAMHSA standards. The Company’s laboratories in Research Triangle Park, North Carolina; Raritan, New Jersey; Houston, Texas; Southaven, Mississippi; St. Paul, Minnesota; and Portland, Oregon, are all SAMHSA certified. Each laboratory also maintains state licensure and laboratory certifications required to provide testing for private sector employers.
Controlled Substances
BLS handles controlled substances as part of the services it provides in preclinical testing. The use of controlled substances is regulated by the U.S. Drug Enforcement Administration under the Controlled Substances Act (CSA) and its implementing regulations. The CSA establishes, among other things, certain registration, security, recordkeeping, reporting, import, export, and other requirements for controlled substances. The Company seeks to conduct its business in compliance with these requirements as applicable. Violations of these rules may result in criminal and civil fines and penalties.
Compliance Program
The Company maintains a global compliance program that includes ongoing evaluation and monitoring of its compliance with the laws and regulations of the U.S. and the other countries in which it has operations. The objective of the Company’s compliance program is to develop, implement, monitor, and update compliance safeguards, as appropriate. Although the Company is subject to a broad range of regulations, its compliance program has a particular focus on regulations related to healthcare fraud and abuse, anti-kickback, physician self-referral, government reimbursement programs, anti-bribery/anti-corruption, anti-human trafficking, and trade sanctions, among others. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs, risk assessment, monitoring and auditing activities, and providing systems for reporting and investigation of potential or actual compliance concerns. The compliance program demonstrates the Company's commitment to conducting business at the highest standards of ethical conduct and integrity.
The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations and drug development business. The clinical laboratory industry and drug development industries are, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. In addition, the applicability or interpretation of statutes and regulations may not be clear in light of emerging changes in clinical testing science, healthcare technology, and healthcare organizations. Applicable statutes and regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would materially adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs, and the loss of various licenses, certificates, and authorizations necessary to operate, as well as potential liabilities from third-party claims, all of which could have a material adverse effect on the Company’s business.
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
Risks Related to the Company's Business Including Global Economic and Sociopolitical Factors
General or macro-economic factors in the U.S. and globally may have a material adverse effect upon the Company, and significant fluctuations in global economic conditions and an increase in the costs of goods and services could negatively impact testing volumes, drug development services, cash collections, profitability, and the availability and cost of credit.
The Company’s operations are dependent upon ongoing demand for diagnostic testing and drug development services by

Index

patients, physicians, hospitals, MCOs, pharmaceutical, biotechnology and medical device companies and others. Fluctuations in global economic conditions, including inflation and the risk of short- or long-term recessions, could negatively impact demand for diagnostic testing and drug development services, the ability of customers to pay for the Company's services, and the Company’s profitability. In addition, uncertainty in the credit markets and interest rate volatility could reduce the availability and increase the cost of credit and impact the Company’s ability to meet its financing needs in the future.
Operations may be disrupted and adversely impacted by the effects of adverse weather, natural disasters, geopolitical events, public health crises, hostilities or acts of terrorism, acts of vandalism, disruption to supply chains, inaccessibility of natural resources, and other events beyond the Company's control.
Natural disasters, such as adverse weather, fires, earthquakes, power shortages and outages, geopolitical events, such as terrorism, war, political instability, or other conflict, public health crises and disease epidemics and pandemics, criminal activities, disruptions to supply chains, inaccessibility of natural resources, and other disruptions or events beyond the Company’s control could negatively affect the Company’s operations. Any of these events may result in a temporary decline of testing volumes and other work in both segments. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, efficiently commence, continue, or complete its work on studies, utilize information technology systems, utilize certain laboratories, and/or to receive material from its suppliers. Such events can also affect customer operations and thereby impact testing volume. Long-term disruptions in the infrastructure and operations caused by such events (particularly involving locations in which the Company has operations), could harm the Company's operating results.
An inability to attract, retain, and develop experienced and qualified personnel, including key management personnel, and increased personnel costs, could adversely affect the Company’s business.
The loss of key management personnel or the inability to attract, retain, and develop experienced and qualified employees, at the Company’s clinical laboratories, drug development, and diagnostic facilities, and increased costs related to such personnel and employees, could adversely affect the business. The success of the Company is dependent in part on the efforts of key members of its management team. Success in maintaining the Company’s leadership position in genomic and other advanced testing and diagnostic technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s early discovery, clinical, and commercial laboratories also depend on employing and retaining qualified and experienced professionals, including specialists, who perform laboratory research activities and testing services. The same is true for patient-facing staff with specialized training required to perform activities related to specimen collection or clinical research activities. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. Changes in key management, or the ability to attract, develop, and retain qualified personnel, as a result of increased competition for talent, wage growth, or other market factors, could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, and inefficiencies and increased costs, any of which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
Continued changes in healthcare reimbursement models and products (e.g., health insurance exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in third-party benefits management and value-based payment models, could have a material adverse effect on the Company's revenues, profitability and cash flow.
Diagnostics Laboratories' (Dx) testing services are billed to MCOs, Medicare, Medicaid, physicians and physician groups, hospitals, patients, and employer groups. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse effect on the Company’s revenues.
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

Index

Some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests provided to MCO members during the month, regardless of the number of tests performed. Capitation shifts the risk of increased test utilization (and the underlying mix of testing services) to the commercial laboratory provider. The Company makes significant efforts to obtain adequate compensation for its services in its capitated arrangements. For the year ended December 31, 2023, such capitated contracts accounted for approximately $369.9 million, or 3.9%, of Dx's revenues.
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
The Company has periodically experienced delays in the pricing and implementation of coding and billing changes among various payers, including Medicaid, Medicare and commercial carriers. Payer policy changes in coverage, along with coding and billing changes, have had a negative impact over time on revenue, revenue per requisition, and margins and cash flows. In 2023, limited coding and billing changes were implemented. While limited changes are expected to be implemented in 2024, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.
The Company expects the efforts to impose reduced reimbursement, more stringent payment policies, and utilization and cost controls by government and other payers to continue. If Dx cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume, and/or introducing new services and procedures, it could have a material adverse effect on the Company’s revenues, profitability and cash flows. In 2014, Congress passed PAMA, requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. On June 23, 2016, CMS issued a final rule to implement PAMA that required applicable laboratories, including Dx, to begin reporting their test-specific private payer payment amounts to CMS in 2017, based on data collected in 2016. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits. For 2018-2020, a test price could not be reduced by more than 10% per year. As a result of provisions included within the CARES Act, PAMA rate reductions for 2021 were suspended, and therefore the Company did not experience any incremental reimbursement rate impact due to PAMA in 2021. As a result of the Protecting Medicare and American Farmers from Sequester Cuts Act that became law in December 2021, the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2022 were delayed by one additional year, and the Company did not experience incremental reimbursement rate impact due to PAMA in 2022. As a result of the Consolidated Appropriations Act, 2023, which became law in December 2022, the data reporting requirements and Medicare reimbursement cuts that would have occurred under PAMA in 2023 were delayed by one additional year, and the Company did not experience an incremental reimbursement rate impact due to PAMA in 2023. In November 2023, provisions in the Further Continuing Appropriations and Other Extensions Act of 2024 further delayed data reporting requirements and the phase-in of payment reductions for Clinical Diagnostic Laboratory Tests (CDLTs) that are not classified as ADLTs under PAMA. As a result, no payment reduction will be applied to CDLTs in 2024, and for 2025-2027 payment may not be reduced by more than 15% compared to the payment amount established for a test the previous year.
CLFS rates for 2028 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for CDLTs established in 2018 will resume in 2025. New CLFS rates will be established in 2026 based on data from 2019 to be reported in 2025. The process of data reporting and repricing under PAMA will be repeated every three years for CDLTs beginning in 2025. CLFS rates for ADLTs will be updated annually.
CMS published its initial proposed CLFS rates under PAMA for 2018-2020 on September 22, 2017. Following a public comment period, CMS made adjustments and published final CLFS rates for 2018-2020 on November 17, 2017, with additional adjustments published on December 1, 2017. For 2020, the Company realized a net reduction in reimbursement of

Index

approximately $72.0 million from all payers affected by the CLFS (approximately $107.0 million in 2019). PAMA rates were frozen for years 2021 through 2024 as described above. Unless implementation of PAMA is further delayed or changed, an additional reduction of approximately $100.0 million is expected for 2025, from all payers affected by the CLFS.
Changes in government regulation or in practices relating to the pharmaceutical, biotechnology, or medical device industries could decrease the need for certain services that BLS provides.
BLS assists pharmaceutical, biotechnology, and medical device companies in navigating the regulatory approval process. Changes in government regulations, such as a relaxation in regulatory requirements or the introduction of simplified approval procedures or an increase in regulatory requirements that BLS may have difficulty satisfying or that may make its services less competitive, could eliminate or substantially reduce the demand for its services. Also, if government efforts to contain drug and medical product and device costs impact profits from such items, or if health insurers were to change their practices with respect to reimbursement for those items, some of BLS’s customers may spend less, or reduce their growth in spending on R&D.
In addition, proposed changes in the U.S. relating to FDA oversight of the development and commercialization of LDTs as medical devices pursuant to regulatory interpretation, as well as draft legislation, if implemented, could increase costs, penalties, or fines. Any such new laws or regulations may create a risk of liability, increase BLS costs and/or limit service offerings through BLS.
Increased competition, including price competition, could have an adverse effect on the Company’s revenues and profitability.
As further described in Item 1 of Part I of this Annual Report, both Dx and BLS operate in competitive industries. The commercial laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by physicians, third-party payers and consumers in selecting a laboratory. As a result of significant consolidation in the commercial laboratory industry, larger commercial laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing. This consolidation results in greater price competition. Dx may be unable to increase cost efficiencies sufficiently, if at all, and as a result, its net earnings and cash flows could be negatively impacted by such price competition. The Company may face increased competition from health system laboratories, due to physicians within those systems directing their testing to the health system laboratory and away from the Company, and as those laboratories seek to expand their testing volume from unaffiliated physicians in their service areas. The Company may also face competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry. Additionally, the Company may also face changes in fee schedules, competitive bidding for laboratory services, or other actions or pressures reducing payment schedules as a result of increased or additional competition.
Following the spin-off of Fortrea, BLS’s main competition ranges from hundreds of small providers to a limited number of large companies with global capabilities. BLS competes against these small and large businesses, as well as in-house departments of pharmaceutical, biotechnology, medical device, and diagnostic companies, and to a lesser extent, selected academic research centers, universities, and teaching hospitals. In addition, BLS’s services periodically experience periods of increased price competition that may have an adverse effect on the segment’s profitability and consolidated revenues and net income.
Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact the Company’s ability to successfully grow its business.
To maintain and grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for the Company's services from existing customers, or the loss of existing contracts, without offsetting growth in its customer base, could impact the Company's ability to successfully grow its business and could have a material adverse effect on the Company’s revenues and profitability. The Company competes primarily on the basis of reputation, efficient and timely performance, and leadership in science, technology and innovation. The Company's failure to successfully compete in any of these areas could result in the loss of existing customers, an inability to gain new customers, and reduced or stagnant growth of the Company's business.
Discontinuation or recalls of existing testing products; failure to develop or acquire licenses for new or improved testing technologies; or the Company’s customers using new technologies to perform their own tests could adversely affect the Company’s business.
From time to time, manufacturers discontinue or recall reagents, test kits, or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue.

Index

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
In addition, advances in technology may lead to the development of more cost-effective technologies, such as point-of-care testing equipment that can be operated by physicians or other healthcare providers (including physician assistants, nurse practitioners, and certified nurse midwives, generally referred to herein as physicians) in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and the utilization of certain tests offered by the Company and negatively impact its revenues. Similarly, application of artificial intelligence to testing could reduce demand for the Company's services, or competitors could adopt use of these technologies and derive benefits from them sooner than the Company.
Currently, most commercial laboratory testing is categorized as high or moderate complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories, and it has responsibility for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.
Changes or disruption in services, supplies, or transportation provided by third parties have impacted and could continue to impact or adversely affect the Company’s business.
The Company depends on third parties to provide supplies and services critical to the Company’s business. Although the Company has a significant proprietary network of ground and air transport capabilities, certain of the Company's businesses are heavily reliant on third-party ground and air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people. A significant disruption to these travel systems, or the Company's access to them, could have a material adverse effect on the Company's business. The Company is also reliant on an extensive network of third-party suppliers and vendors of certain services and products, including for certain animal populations. Disruptions to the continued supply, or increases in costs, of these services, products, or animal populations may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cybersecurity incidents, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow the Company’s performance standards and requirements. Disruption of supply and services has impacted and could continue to impact or have a material adverse effect on the Company’s business.
A failure to identify and successfully close and integrate strategic acquisition targets could have a material adverse effect on the Company's business objectives and its revenues and profitability.
Part of the Company's strategy involves deploying capital in investments that enhance the Company's business, which includes pursuing strategic acquisitions to strengthen the Company's scientific capabilities and enhance therapeutic expertise, enhance esoteric testing and global drug development capabilities, and increase presence in key geographic areas. Since 2019, the Company has invested net cash of approximately $3.5 billion in strategic business acquisitions. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company's operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
•failure to obtain regulatory clearance, including due to antitrust concerns;
•loss of key customers or employees as a result of the acquisition;
•difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;
•unidentified regulatory problems at the acquired company or business;

Index

•failure to maintain the quality of services that such companies or businesses have historically provided;
•unanticipated costs and other liabilities;
•potential liabilities related to litigation related to the acquired company or business, or from its prior owners;
•failure to timely identify and remediate noncompliant activities of the acquired company or business;
•potential periodic impairment of goodwill and intangible assets acquired;
•coordination of geographically separated facilities and workforces; and
•the potential disruption of the Company's ongoing business and diversion of management's resources.
The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company's business will not be adversely affected by any future acquisitions, including with respect to revenues and profitability. Even if the Company is able to successfully integrate the operations of companies and businesses that it acquires in the future, the Company may not be able to realize the benefits that it expects from such acquisitions.
Unfavorable labor environments, union strikes, work stoppages, union or works council negotiations, or failure to comply with labor or employment laws could adversely affect the Company's operations and have a material adverse effect upon the Company's business.
The Company is a party to a limited number of collective bargaining agreements with various labor unions and is subject to employment and labor laws and unionization activity in the U.S. Similar employment and labor obligations exist across other countries in which it conducts business, including appropriate engagement with works councils in Europe. Disputes with regard to the terms of labor agreements or obligations for consultation, potential inability to negotiate acceptable contracts with these unions, unionization activity, or a failure to comply with labor or employment laws could result in, among other things, labor unrest, strikes, work stoppages, slowdowns by the affected workers, fines and penalties. If any of these events were to occur, or other employees were to become unionized, the Company could experience a significant disruption of its operations or higher ongoing labor costs, either of which could have a material adverse effect upon the Company's business. Additionally, future labor agreements, or renegotiation of labor agreements or provisions of labor agreements, or changes in labor or employment laws, could compromise its service reliability and significantly increase its costs, which could have a material adverse effect upon the Company's business. Also, the Company may incur substantial additional costs and become subject to litigation and enforcement actions if the Company fails to comply with legal requirements affecting its workforce and labor practices, including laws and regulations related to wage and hour practices, Office of Federal Contract Compliance Programs compliance, and unlawful workplace harassment and discrimination.
Continued and increased consolidation of pharmaceutical, biotechnology and medical device companies, health systems, physicians and other customers could adversely affect the Company's business.
Many healthcare companies and providers, including pharmaceutical, biotechnology and medical device companies, health systems, and physician practices are consolidating through mergers, acquisitions, joint ventures, and other types of transactions and collaborations. In addition to these more traditional horizontal mergers that involve entities that previously competed against each other, the healthcare industry is experiencing an increase in vertical mergers, which involve entities that previously did not offer competing goods or services. As the healthcare industry consolidates, competition to provide goods and services may become more intense, and vertical mergers may give those combined companies greater control over more aspects of healthcare, including increased bargaining power. This competition and increased customer bargaining power may adversely affect the price and volume of the Company’s services.
In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming increasingly important. Dx has a well-established base of relationships with those systems and networks, including collaborative agreements. Dx's inability to retain its existing relationships with those physicians as they become part of healthcare systems and networks and/or to create new relationships could impact its ability to successfully grow its business.
Damage or disruption to the Company’s facilities or operations therein could adversely affect the Company’s business.
Many of the Company’s facilities or the operations conducted therein could be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact the Company's ability to provide services to customers and, therefore, could have a material adverse effect on the Company's financial condition, results of operations, and cash flows.
The failure to establish, update, or perform to appropriate quality standards could adversely affect the Company’s business and reputation.
The Company has quality control systems and processes to support the performance and delivery of its services. A failure to establish, update, or perform in accordance with those systems or processes could adversely affect the Company’s business

Index

operations, resulting in the loss of customers, loss or suspension of licensure or certifications, imposition of sanctions or other penalties, damage to the Company’s reputation, or other adverse effects.
Risks Related to Financial Matters
The Company bears financial risk for contracts that, including for reasons beyond the Company's control, may be underpriced, subject to cost overruns, delayed, or terminated or reduced in scope.
The Company has many contracts that are structured as fixed-price for fixed-contracted services or fee-for-service with a cap. The Company bears the financial risk if these contracts are underpriced or if contract costs exceed estimates. Such underpricing or significant cost overruns could have an adverse effect on the Company's business, results of operations, financial condition, and cash flows.
Many of BLS’s contracts, in particular, provide for services on a fixed-price or fee-for-service with a cap basis and they may be terminated or reduced in scope either immediately or upon notice. Cancellations may occur for a variety of reasons, including:
•failure of products to satisfy safety requirements;
•unexpected or undesired results of the products;
•insufficient clinical trial subject enrollment;
•insufficient investigator recruitment;
•a customer's decision to terminate the development of a product or to end a particular study; and
•BLS’s failure to perform its duties properly under the contract.
Although BLS' contracts often entitle the Company to receive the costs of winding down the terminated projects, as well as all fees earned up to the time of termination, the loss, reduction in scope or delay of a large contract or the loss, delay or conclusion of multiple contracts could materially adversely affect BLS.
A significant increase in the Company's days sales outstanding could have an adverse effect on the Company’s business, including its cash flow, by increasing its bad debt or decreasing its cash flow.
Billing for laboratory services is a complex process. Laboratories bill many different payers, including doctors, patients, hundreds of insurance companies, Medicare, Medicaid, and employer groups, all of which have different billing requirements. In addition to billing complexities, Dx has experienced an increase in patient responsibility as a result of managed care fee-for-service plans that continue to increase patient deductibles, coinsurance and copayments, or implement restrictive coverage or administrative policies that can further increase patient costs. Dx expects this trend to continue. A material increase in Dx’s days sales outstanding level could have an adverse effect on the Company's business, including potentially increasing its bad debt rate and decreasing its cash flows. Although BLS does not face the same level of complexity in its billing processes, it could also experience delays in billing or collection, and a material increase in BLS’s days sales outstanding could have an adverse effect on the Company’s business, including potentially decreasing its cash flows.
BLS’s revenues depend on the pharmaceutical, biotechnology and medical device industries.
BLS’s revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. In some instances, these companies are reliant on their ability to raise capital in order to fund their R&D projects. These companies are also reliant on reimbursement for their products from government programs and commercial payers. Accordingly, economic factors and industry trends affecting BLS’s customers in these industries may also affect BLS. If these companies were to reduce the number of R&D projects they conduct or outsource, whether through the inability to raise capital, reductions in reimbursement from governmental programs or commercial payers, industry trends, economic conditions or otherwise, BLS could be materially adversely affected.
Foreign currency exchange fluctuations could have an adverse effect on the Company’s business.
The Company has business and operations outside the U.S., and BLS derives a significant portion of its revenues from international operations. Since the Company's consolidated financial statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on reported results. In addition, BLS may incur costs in one currency related to its services or products for which it is paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect BLS's results of operations, financial condition and cash flows.
The Company’s uses of financial instruments to limit its exposure to interest rate and currency exchange fluctuations could expose it to risks and financial losses that may adversely affect the Company’s financial condition, liquidity and results of operations.

Index

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
At December 31, 2023, indebtedness on the Company's outstanding Senior Notes totaled approximately $4.2 billion in aggregate principal, of which $1.0 billion is payable within the next 12 months. The Company is also a party to credit agreements relating to a $1.0 billion revolving credit facility. Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment-grade-rated borrowers, and the Company is required to maintain a leverage ratio within certain limits.
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
•changes in the global economy;
•currency exchange rate fluctuations;
•the commencement, completion, delay or cancellation of large projects or contracts or groups of projects;
•the progress of ongoing projects;
•adverse weather, natural disasters, geopolitical events, public health crises, hostilities or acts of terrorism, acts of vandalism, disruption to supply chains, inaccessibility of natural resources, and other events beyond the Company’s control;
•the timing of and costs associated with completed acquisitions or other events; and
•changes in the utilization mix of the Company's services.
The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company's quarterly operating results could negatively or positively affect the market price of the Company's common stock, these fluctuations may not be related to the Company's future overall operating performance.
The Company depends on a variety of U.S. and international financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that the Company relies on may adversely affect the Company's business and financial condition.

The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and international financial institutions, and its deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Additionally, bank payment processes could become unavailable which could temporarily impact the Company's ability to conduct business with suppliers and pay its employees on a timely basis. Any inability to access or delay in accessing these funds could adversely affect the Company's business and financial condition.

The Company might not be able to engage in certain desirable capital-raising or strategic transactions.
The Company’s ability to engage in certain transactions could be limited or restricted in order to preserve, for U.S. federal income tax purposes, the tax-free qualification of the Fortrea spin-off and certain related transactions under Sections 355 and

Index

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
The recently completed spin-off of Fortrea may not achieve the intended results.
On June 30, 2023, the Company completed the previously announced spin-off of Fortrea Holdings Inc. (Fortrea). The spin-off poses risks and challenges that could impact the Company’s business, including, but not limited to, the failure to achieve the intended benefits from the spin-off, the failure to receive tax- free treatment for U.S. federal income purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea in connection with the spin-off.
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
The Company receives and stores certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. The Company also works with third-party service providers and vendors that provide technology systems and services that are used in connection with the receipt, storage, and transmission of customer personal and financial information. A compromise in the Company’s security systems, or those of the Company's third-party service providers and vendors, that results in customer personal information being obtained by unauthorized persons, or the Company’s or a third party's failure to comply with security requirements for financial transactions, including security standards for payment cards (e.g., the Payment Card Industry Data Security Standard), could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company and the imposition of fines and penalties. For example, in connection with the AMCA Incident (as defined below under “Cybersecurity” in Item 1C) the Company has incurred, and expects to continue to incur, costs, and the Company is involved in pending and threatened litigation, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 15 Commitments and Contingencies to the Consolidated Financial Statements of Part III of the Annual Report.
Failure in the Company’s information technology systems or delays or failures in the development and implementation of new systems or updates or enhancements to existing systems could disrupt the Company’s operations or customer relationships.
The Company’s operations and customer relationships depend, in part, on the continued performance of its information technology systems. A failure of the network or data-gathering procedures could impede the processing of data, delivery of databases and services, customer orders and day-to-day management of the business and could result in the corruption or loss of data. Despite network security measures and other precautions the Company has taken, including the development of disaster recovery plans, its information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses, fire, natural disaster, power loss, telecommunications failures, cybersecurity incidents and similar disruptions, and there may not be adequate protections, mitigation plans or redundant facilities available in the event of such system failures. In addition, the Company may experience system failures or interruptions as it integrates the information technology systems of newly acquired businesses. Failures or interruption of the Company’s systems in one or more of its operations could result in interruptions of service, disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results or drug development data in a timely manner and/or conduct timely billing operations. Such system failures could require the

Index

Company to transfer operations to an alternative provider of services, which could result in delays in the delivery of products and services to customers. Additionally, significant delays in the planned delivery of system enhancements or improvements, or inadequate performance of the systems once they are complete could damage the Company's reputation and harm the business. Furthermore, failure of the Company’s information technology systems could adversely affect the Company’s business, profitability, financial condition, and reputation.
Cybersecurity incidents and unauthorized access to the Company's or its customers’ data could harm the Company’s reputation and adversely affect its business.
The Company has experienced and expects to continue to experience attempts by computer programmers and hackers to penetrate the Company’s layered cybersecurity controls, like the 2018 ransomware attack. The Company has also experienced and expects to continue to experience similar attempts to penetrate the systems of third-party suppliers and vendors to whom the Company has provided data, like the 2019 AMCA data breach. These attempts, if successful, could result in the misappropriation or compromise of personal information or proprietary or confidential information stored within the Company's systems or within the systems of third parties, create system disruptions or cause shutdowns. External actors are developing and deploying viruses, worms and other malicious software programs that attack the Company’s systems, the systems of third-parties, or otherwise exploit any security vulnerabilities. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing, or other tactics.
The Company has robust information security procedures and other safeguards in place, including evaluating the cybersecurity status of third-party suppliers and vendors that will have access to the Company’s data or information technology systems, which are monitored and routinely tested internally and by external parties. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate all of these techniques or to implement adequate preventive measures. In addition, as cyber threats continue to evolve, the Company may be required to expend additional resources to continue to enhance the Company’s information security measures or to investigate and remediate any information security vulnerabilities. The Company’s remediation efforts may not be successful and could result in interruptions, delays or cessation of service. This could also impact the cost and availability of cyber insurance to the Company. Cybersecurity incidents affecting the Company’s or third parties' security measures and the unauthorized dissemination of personal, proprietary or confidential information about the Company or its customers or other third parties could expose customers’ private information. Such incidents could expose customers to the risk of financial or medical identity theft or expose the Company or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation or otherwise harm the Company’s business. Any of these disruptions or incidents could have a material adverse effect on the Company’s business, regulatory compliance, financial condition and results of operations.
In addition, the Company faces increased cybersecurity risks due to the number of employees that continue to work remotely, which remains at levels higher than prior to the COVID-19 pandemic as a result of changes in the workplace and to management and employee expectations. Increased levels of remote access create additional opportunities for cybercriminals to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts. In addition, technological resources may become strained due to the number of remote users.
The Company also faces potential cybersecurity risks from the use of artificial intelligence and machine learning (AI) tools. The Company, or its customers' sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with employees' or vendors' use of generative AI technologies. In addition, the Company may use AI outputs to inform certain decisions, and AI models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to the potential flaws in the use of AI, the Company could make incorrect decisions, including decisions that could bias certain individuals or classes of individuals and adversely impact their rights. As a result, the Company could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liabilities. The AI tools may also be subject to additional, and as yet unidentified, security threats.
The Company depends on third parties to provide services critical to the Company's business, and depends on them to comply with applicable laws and regulations. Additionally, any cybersecurity incidents affecting the information technology systems of third parties could have a material adverse effect on the Company's operations.
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

Index

receive services from the third parties, legal liability of the Company for the actions or inactions of third parties, or otherwise.
In addition, third parties to whom the Company outsources certain services or functions may process personal data, or other confidential information of the Company. A cybersecurity incident affecting these third parties, like the AMCA Incident, could also harm the Company's business, results of operations and reputation.
Risks Related to Regulatory and Compliance Matters
Changes in payer regulations or policies, insurance regulations or approvals, or changes in laws, regulations, or policies in the U.S. or globally, including changes in their interpretation, may adversely affect the Company.
U.S. and state government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. The first phase of reductions pursuant to PAMA came into effect on January 1, 2018, and will continue subject to certain delays in implementation and phase-in limits through 2027, and without limitations for subsequent periods. Further reductions due to changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization, diagnosis code and other claims edits, may be implemented from time to time. Medicare reimbursement for pathology services performed by Dx, which are paid for under the PFS, is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Such changes in the past have resulted in reduced payments as well as added costs and have decreased test utilization for the commercial laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in third-party payer regulations, policies, or laboratory benefit or utilization management programs may have a material adverse effect on Dx's business. Actions by federal and state agencies regulating insurance, including healthcare exchanges, or changes in other laws, regulations, or policies may also have a material adverse effect upon Dx's business.
The Company could face significant monetary damages and penalties and/or exclusion from government programs if it violates anti-fraud and abuse laws.
The Company is subject to extensive government regulation at the federal, state, and local levels in the U.S. and other countries where it operates. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians, hospitals, and health systems, and others could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. This risk includes, but is not limited to, the potential that government enforcement authorities may take a contrary position with respect to the Eliminating Kickbacks in Recovery Act, given the lack of associated regulations to clarify or add exceptions. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships.
The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of CLIA, Medicare, Medicaid or other national, state, or local agencies in the U.S. and other countries where the Company operates laboratories.
The commercial laboratory testing industry is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all clinical laboratories operating in the U.S. by requiring that they be certified by the federal government or by a federally approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, the Company is subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. The Company also operates laboratories outside of the U.S. and is subject to laws governing its laboratory operations in the other countries where it operates.
Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company's business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company’s business. In addition, compliance with future legislation could impose additional requirements on the Company, which may be costly.
Failure of the Company or its third-party service providers to comply with privacy and data security laws and regulations could result in fines, penalties and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.

Index

If the Company and its third-party service providers do not comply with existing or new laws and regulations related to protecting the privacy and security of personal or health information, it could be subject to monetary fines, civil penalties, litigation, or criminal sanctions.
In the U.S., the Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health (HITECH) Act, and their implementing privacy and security regulations (collectively, HIPAA) establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities as well as their "business associates" as defined in HIPAA, in addition to setting standards to protect the confidentiality, integrity and security of PHI.
HIPAA restricts the Company’s ability to use or disclose PHI, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. HIPAA provides for significant fines and other penalties for wrongful use or disclosure of PHI in violation of the privacy and security regulations, including potential civil and criminal fines and penalties. The regulations establish a complex framework on a variety of subjects, including:
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
The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. To the extent applicable, newer laws like the California Consumer Privacy Act (“CCPA”) as amended by the California Privacy Rights Act (“CPRA”), the Washington My Health My Data Act, and similar consumer privacy laws in other states, may impose additional obligations on the Company. Federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts, resulting in complex compliance issues. In addition, laws regulating artificial intelligence and machine learning, including the use of algorithms and automated processing, may impact the Company and lead to increases in the cost of compliance. Noncompliance with these laws could result in the imposition of fines, penalties, or orders to stop certain activities, and potentially expose the Company to actions for the wrongful use or disclosure of health information or other personal information.
The Company may also be required to comply with the data privacy and security laws of other countries in which it operates or with which it transfers and receives data. For example, the EU's General Data Protection Regulation (GDPR), which took effect May 25, 2018, created a range of compliance obligations for subject companies and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue for the most serious breaches of data protection obligations. The Company has established processes and frameworks to manage compliance with the GDPR. Potential fines and penalties in the event of a violation of the GDPR could have a material adverse effect on the Company’s business and operations. In addition, similar data protection regulations addressing access, use, disclosure and transfer of personal data have been enacted or updated in regions where the Company does business, including in Asia, Latin America, and Europe. The Company expects to make changes to its business practices and to incur additional costs associated with compliance with these evolving and complex regulations.
The Company's international operations could subject it to additional risks and expenses that could adversely impact the business or results of operations.
The Company's international operations expose it to risks from potential failure to comply with foreign laws and regulations that differ from those under which the Company operates in the U.S. In addition, the Company may be adversely affected by other risks of operations in foreign countries, including, but not limited to: changes in reimbursement by foreign governments for services provided by the Company; compliance with export controls and trade regulations; changes in tax policies or other foreign laws; compliance with foreign labor and employee relations laws and regulations; restrictions on currency repatriation; judicial systems that less strictly enforce contractual rights; countries that do not have clear or well-established laws and regulations concerning issues relating to commercial laboratory testing or drug development services; countries that provide less protection for intellectual property rights; and procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services. Further, international operations could subject the Company to additional expenses that the Company may not fully anticipate, including those related to enhanced time and resources

Index

necessary to comply with foreign laws and regulations, difficulty in collecting accounts receivable and longer collection periods, and difficulties and costs of staffing and managing foreign operations. In some countries, the Company's success will depend in part on its ability to form relationships with local partners. The Company's inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect the business and operations.
International operations may increase the Company’s exposure to liabilities under applicable anti-corruption laws.
Anti-corruption laws in the countries where the Company conducts business, including the FCPA, U.K. Bribery Act, and similar laws in other jurisdictions, prohibit companies and their intermediaries from engaging in bribery including improperly offering, promising, paying or authorizing the giving of anything of value to individuals or entities for the purpose of corruptly obtaining or retaining business. The Company operates in parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. The Company maintains an anti-corruption program including policies, procedures, training and safeguards in the engagement and management of third parties acting on the Company’s behalf. Despite these safeguards, the Company cannot guarantee protection from corrupt acts committed by employees or third parties associated with the Company. Violations or allegations of violations of anti-corruption laws could have a significant adverse effect on the business or results of operations.
Failure to comply with the regulations of pharmaceutical and medical device regulatory agencies, such as the FDA, the Medicines and Healthcare Products Regulatory Agency in the United Kingdom, the European Medicines Agency, the National Medical Products Administration in China (NMPA), and the Pharmaceuticals and Medical Devices Agency in Japan, could result in fines, penalties, and sanctions against BLS and have a material adverse effect upon the Company.
The operation of BLS's preclinical laboratory facilities and central laboratory operations must conform to good laboratory practice (GLP) and good clinical practice (GCP), as applicable, as well as all other applicable standards and regulations, as further described in Item 1 of Part I of this Annual Report. The business operations of BLS’s clinical and preclinical laboratories also require the import, export and use of medical devices, in vitro diagnostic devices, reagents, and human and animal biological products. Such activities are subject to numerous applicable local and international regulations with which BLS must comply. If BLS does not comply, BLS could potentially be subject to civil, criminal or administrative sanctions and/or remedies, including suspension of its ability to conduct preclinical and clinical studies, and to import or export to or from certain countries, which could have a material adverse effect upon the Company.
Additionally, certain BLS services and activities must conform to current good manufacturing practice (cGMP), as further described in Item 1 of Part I of this Annual Report. Failure to maintain compliance with GLP, GCP, or cGMP regulations and other applicable requirements of various regulatory agencies could result in warning or untitled letters, fines, unanticipated compliance expenditures, suspension of manufacturing, and civil, criminal or administrative sanctions and/or remedies against BLS, including suspension of its laboratory operations, which could have a material adverse effect upon the Company.
Increased regulations and restrictions on the import of research animals, limitations of supply of research animals, and actions of animal rights activists may have an adverse effect on the Company.
BLS's preclinical services utilize animals in preclinical testing of the safety and efficacy of drugs and devices. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the U.S., Europe, Japan, and other countries. Increased regulations and restrictions on the import of research animals into various countries, as well as limitations of supply could impact BLS’s ability to conduct preclinical research and could have an adverse effect on BLS’s financial condition, results of operations, and cash flows. In addition, acts of vandalism and other acts by animal rights activists who object to the use of animals in drug development could have an adverse effect on the Company.
Animal populations may suffer diseases that can damage BLS's inventory, harm its reputation, or result in other liability.
It is important that research products be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, cause loss of animals in BLS’s inventory, result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or result in other losses. Such results could harm BLS’s reputation or have an adverse effect on BLS's financial condition, results of operations, and cash flows.
Failure to conduct animal research in compliance with animal welfare laws and regulations could result in sanctions and/or remedies against BLS and have a material adverse effect upon the Company.
The conduct of animal research at BLS’s facilities must be in compliance with applicable laws and regulations in the jurisdictions in which those activities are conducted. These laws and regulations include the U.S. Animal Welfare Act (AWA), which governs the care and use of warm-blooded animals for research in the U.S. other than laboratory rats, mice and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling,

Index

veterinary care, and recordkeeping. Similar laws and regulations apply in other jurisdictions in which BLS conducts animal research, including the UK, EU, and China. BLS complies with licensing and registration requirement standards set by these laws and regulations in the jurisdictions in which it conducts animal research. If an enforcement agency determines that BLS’s equipment, facilities, laboratories or processes do not comply with applicable standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. For noncompliance, the agency may take action against BLS that may include fines, suspension and/or revocation of animal research licenses, or confiscation of research animals.
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
LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. However, since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance has not been finalized, and the FDA has instead continued its enforcement discretion policy and has indicated that it intends to work with Congress to enact comprehensive legislative reform of diagnostics oversight. In February 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that it could take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. In addition, in 2021, the Verifying Accurate, Leading-edge, IVCT Development (VALID) Act was introduced to Congress and provided a framework to change in vitro diagnostics and LDTs to in vitro clinical tests. In 2022, the VALID Act was incorporated into the Senate user fee bill but was not included in the year-end Consolidated Appropriations Act of 2022. Following challenges with passing diagnostics reform legislation, the FDA released a proposed rule to clarify its authority to regulate LDTs as medical devices under the federal Food, Drug, and Cosmetic Act in October 2023. If finalized, FDA would phase out its general enforcement discretion approach for LDTs. Even without issuance of a finalized LDT oversight framework, in light of the April 4, 2019, FDA warning letter issued to Inova Genomics Laboratory related to certain LDTs that Inova offered, the February 2020 pharmacogenetics statement, and the 2023 proposed rule, there may be an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval. However, the outcome and its ultimate impact on the Company’s business is difficult to predict at this time.
Current FDA regulation of the Company’s diagnostic products and the potential for future increased regulation of the Company’s LDTs in the future could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, and could impair the development and commercialization of new tests, which could have a material adverse effect upon the Company.
Regulation of diagnostics products in jurisdictions outside the U.S. in which the Company operates may impact laboratory testing offered by the Company in both Dx and BLS. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)) established a new legislative framework for in vitro diagnostic devices that are used in certain circumstances, and includes a rule-based classification and quality and safety standards. The EU IVDR, where applicable to BLS's services, could impact BLS's ability to support trials, result in increased costs and administrative and legal actions, and have an adverse effect.
Failure to comply with U.S., state, local, or international environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act and the U.S. Needlestick Safety and Prevention Act, could result in fines, penalties and loss of licensure, and have a material adverse effect upon the Company.
As previously discussed in Item 1 of Part I of this Annual Report, the Company is subject to licensing and regulation under laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive

Index

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
Environmental, social and governance (ESG) matters and the perception of the Company’s activities in these areas by stakeholders may impact the Company’s business and reputation.
Governmental authorities, non-governmental organizations, customers, investors, external stakeholders, and employees are increasingly sensitive to ESG concerns, such as diversity and inclusion, climate change, water use, recyclability or recoverability of packaging, and plastic waste. This focus on ESG concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing, and distributing the Company’s services and products. The Company’s ability to compete could also be affected by changing customer preferences and requirements and the failure to meet such customer expectations or demand, whether related to environmental concerns or other ESG matters. While the Company strives to improve its ESG performance, has established certain ESG goals and initiatives, and participates in various third-party assessments and reporting regimens, the Company risks negative stockholder reaction and activism, including from proxy advisory services, as well as damage to its brand and reputation, if the Company fails to meet its goals and initiatives or if the Company is perceived to not be acting responsibly in key ESG areas, including product quality and safety, diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency, and addressing human capital factors in the Company’s operations. Responding to these ESG considerations and implementation of the Company’s ESG goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is beyond the Company’s control. In addition, some stakeholders may disagree with the Company’s ESG goals and initiatives. If the Company does not meet the evolving and varied ESG expectations of its investors, customers and other stakeholders, the Company could experience reduced demand for its products, loss of customers, and other negative impacts on the Company’s business and results of operations.
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
The failure to successfully obtain, maintain, and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights could adversely affect the Company.
Many of the Company’s services, products and processes rely on intellectual property, including patents, copyrights, trademarks, and trade secrets. In some cases, that intellectual property is owned by another party and licensed to the Company, sometimes exclusively. The value of the Company’s intellectual property relies in part on the Company’s ability to maintain its proprietary rights to such intellectual property. The Company has been in the past and may be unable in the future to obtain or maintain the proprietary rights to its intellectual property, to prevent attempted infringement against its intellectual property, or to defend against claims that it is infringing on another party’s intellectual property, and the Company could be adversely affected.
For example, in October 2020, Ravgen Inc. filed a patent infringement lawsuit against the Company alleging infringement of two Ravgen-owned U.S. patents. In September 2022, a jury rendered a verdict in favor of Ravgen on the remaining patent at issue and awarded damages of $272 million. In May 2023, a judge awarded Ravgen additional enhanced damages in the amount of $100 million. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and the Company has filed an appeal of this decision.
Adverse effects resulting from the failure to successfully obtain, maintain, and enforce intellectual property rights and defend against challenges to the Company's intellectual property rights could include the Company having to abandon, alter and/or delay the deployment of products, services or processes that rely on such intellectual property; having to procure and pay

Index

for licenses from the holders of intellectual property rights that the Company seeks to use, having to pay damages, fines, court costs and attorney's fees in connection with intellectual property litigation, and reputational damage.
Changes in tax laws and regulations or the interpretation of such may have a significant impact on the financial position, results of operations, and cash flows of the Company.
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
Contract services in the drug development industry create liability risks.
In contracting to work on drug development trials and studies, BLS faces potential risks inherent to the provision of diagnostic information services for clinical trial participants. Users of BLS for clinical trials may have a greater sensitivity to errors than the users of services or products that are intended for other purposes, such as research only. Other potential liabilities may include:
•Errors or omissions that create harm to clinical trial subjects during a trial or to consumers of a drug after the trial is completed and regulatory approval of the drug has been granted;
•Risks that animals in BLS’s facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in BLS's business policies, including those for the quarantine and handling of imported animals; and
•Errors and omissions during a trial or study that may undermine the usefulness of a trial or study, or data from the trial or study or that may delay the entry of a drug to the market.
While BLS endeavors to include in its contracts provisions entitling it to be indemnified and entitling it to a limitation of liability, these provisions are not always successfully obtained and, even if obtained, do not uniformly protect BLS against liability arising from certain of its own actions. BLS could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim that is not covered by a contractual indemnification provision, or in the event that a party which must indemnify it does not fulfill its indemnification obligations, or in the event that BLS is not successful in limiting its liability or in the event that the damages and costs exceed BLS's insurance coverage. BLS may also be required to agree to contract provisions with clinical site selection or its customers related to the conduct of clinical trials, and BLS could be materially and adversely affected if it were required to indemnify a site or customer against claims pursuant to such contract terms. There can be no assurance that BLS will be able to maintain sufficient insurance coverage on acceptable terms.
Item 1B.     UNRESOLVED STAFF COMMENTS

None.

Index

Item 1C.     CYBERSECURITY
Risk Management and Strategy
Protecting the information maintained by the Company about its patients, customers, colleagues, and partners against external and internal threats is a priority for the Company. Accordingly, the Company invests in the development and implementation of cybersecurity policies, control standards, and control procedures, including a risk management and assessment program, security and event monitoring capabilities, an incident response plan, and other detection, prevention, and protection capabilities, including practices and tools to monitor and mitigate external and insider threats. The Company engages in a risk monitoring process through its Office of Information Security (OIS) within the Information Technology organization that seeks to identify the likelihood and impact of threats to its systems and data, and assesses the effectiveness of the controls in place.
Consistent with business requirements, components of the Company’s information technology and controls are assessed by independent third parties against various frameworks and standards. With the assistance of these frameworks and standards, the Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, and assesses those systems pursuant to the Company’s cybersecurity policies, control standards, and control procedures. Mitigation of identified threats and vulnerabilities may be delayed.
The Company has implemented an Incident Response Plan (IR Plan), which is aligned to its overall crisis management program. The IR Plan provides a framework for responding to and managing cybersecurity incidents. The IR Plan identifies applicable requirements for incident response, outlines processes for any applicable reporting, as well as provides protocols for incident evaluation, processes for notification and internal escalation of information to the Company’s senior management, and the Board and/or appropriate Board committees, as applicable. The IR Plan is reviewed, tested, and updated under the leadership of the Company’s Chief Information and Technology Officer (CITO) and Chief Information Risk Officer (CIRO).
The Company’s cybersecurity team also provides enterprise-wide cybersecurity training for employees to maintain and continuously improve the Company’s mitigation against human-driven risk.
Engagement with External Cybersecurity Professionals
The Company engages with third parties to assess the effectiveness of, and assist with, its cybersecurity risk and response systems and processes. These third parties include cybersecurity assessors, consultants, and other cybersecurity professionals who assist in the identification, verification, and validation of cybersecurity risks, as well as support associated mitigation or incident response plans when necessary.
Oversight of Third-Party Service Providers
The Company’s processes also are designed to evaluate the cybersecurity threat risks associated with its use of third-party service providers that have applicable levels of access to the Company’s data or information technology systems. The Company performs due diligence on third parties that have access to its systems, data, or facilities that house such systems or data, and it monitors cybersecurity threat risks identified through such due diligence.
Cybersecurity Incident Impact
The Company describes whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect it, including its business and operating results, financial condition, and impact on the Company’s reputation and customer relationships, under the Summary of Material Risks section of this Annual Report, and under the “Risks Related to Technology and Cybersecurity” heading and subheadings thereunder in Part I, Item 1A. “Risk Factors” of this Annual Report, which disclosures are incorporated by reference herein.
In July 2018, the Company experienced a ransomware incident which affected certain Dx information technology systems. The incident also temporarily affected certain other information technology systems involved in conducting Company-wide operations. An investigation determined that the ransomware did not and could not transfer patient or client data outside of Company systems and that there was no theft or misuse of patient or client data. This incident did not have a material effect on the Company.
On May 14, 2019, Retrieval-Masters Credit Bureau, Inc. d/b/a/ American Medical Collections Agency (AMCA), an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company's patients (the AMCA Incident). The Company is involved in pending and threatened litigation related to the AMCA Incident, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 15 Commitments and Contingencies to the Consolidated Financial Statements “Cybersecurity" and “Risk Factors - Risks Related to Technology and Cybersecurity”.

Index

Governance
The Company’s board of directors has oversight responsibility for the Company’s enterprise risk management process and it delegates oversight responsibility for certain significant functional areas of risk management to the board’s committees. The Audit Committee of the board of directors is responsible for oversight and review of the Company’s cybersecurity and other information technology risks, controls, and procedures, including the potential impact of such risks on the Company’s business, financial results, operations, and reputation, as well as the Company’s plans to mitigate cybersecurity risks and to respond to cybersecurity incidents.
The CIRO and CITO routinely present cybersecurity reports to the Audit Committee at its regularly scheduled meetings. These reports may address cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program, prior incidents, and the emerging cyber threat landscape. In addition, the full Board receives briefings from the CIRO and CITO on at least an annual basis.
Management is responsible for day-to-day assessment and oversight of cybersecurity risks. At the senior management level, the CITO is responsible for overseeing the Company’s information technology systems, technology capabilities, and cybersecurity practices. The CITO has more than 30 years of experience working in information technology-related roles and is a member of the Company’s executive leadership team and reports to the Chief Executive Officer. Prior to joining the Company, the CITO held various chief information officer roles with global companies.
The CIRO, under the direction of the CITO, is responsible for overseeing the OIS. In this role, the CIRO oversees the cyber risk management function, which identifies cybersecurity threats, assesses cybersecurity risks, and supports the CITO and the Company in managing such risks. The CIRO has over 30 years of experience in information security, and prior to joining the Company held various chief information security officer roles, including seven years at a global healthcare company. The CIRO has also served on the board of directors of Health-ISAC, an organization of critical infrastructure owners and operators within the health and public health sectors.
The CITO and CIRO together lead efforts to design, implement and operate controls deemed appropriate for the management of Company information assets and systems. OIS manages the policies, control procedures, and control standards designed to identify, detect, protect against, respond to, and recover from cybersecurity threats and cybersecurity incidents. This group includes a cybersecurity operations team that is responsible for the information technology security monitoring and incident response activities, the latter covering the response coordination to cybersecurity incidents under the leadership and pursuant to the direction of the CIRO. OIS also oversees the Company’s cybersecurity training program for employees.

Index

Item 2.       PROPERTIES

The Company's corporate headquarters are located in Burlington, North Carolina, and include facilities that are both owned and leased.
Labcorp Diagnostics (Dx) operates through a network of patient service centers, branches, rapid response laboratories, primary laboratories, and specialty laboratories. The table below summarizes certain information as to Dx's principal operating and administrative facilities as of December 31, 2023.

Location	Nature of Occupancy
Primary Facilities:
Birmingham, Alabama	Leased
Phoenix, Arizona	Owned
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California	Leased
Shelton, Connecticut	Leased
Tampa, Florida	Leased
South Bend, Indiana	Leased
Wichita, Kansas	Leased
Baltimore, Maryland	Leased
Westborough, Massachusetts	Leased
Troy, Michigan	Leased
St. Paul, Minnesota	Owned
Raritan, New Jersey	Owned
Burlington, North Carolina (5)	Owned/Leased
Research Triangle Park, North Carolina (3)	Leased
Dublin, Ohio	Owned
Tulsa, Oklahoma	Leased
Brentwood, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Spokane, Washington (2)	Leased
Oak Creek, Wisconsin	Leased

Index

Biopharma Laboratory Services (BLS) operates on a global scale. The table below summarizes certain information as to BLS's principal operating and administrative facilities as of December 31, 2023.

Location	Nature of Occupancy
Primary Facilities:
Mechelen, Belgium	Leased
Shanghai, China (2)	Leased/Owned
Muenster, Germany	Owned
Bangalore, India	Leased
Kawagoe, Japan	Leased
Singapore	Leased
Geneva, Switzerland (2)	Owned/Leased
Eye, United Kingdom	Owned
Harrogate, United Kingdom	Owned
Huntingdon, United Kingdom	Owned
Shardlow, United Kingdom	Owned
York, United Kingdom	Leased
Los Angeles, California	Leased
Greenfield, Indiana	Owned
Indianapolis, Indiana	Leased
Bedford, Massachusetts	Owned
Ann Arbor, Michigan	Leased
Somerset, New Jersey	Owned
Denver, Pennsylvania	Leased
Brentwood, Tennessee	Leased
Chantilly, Virginia	Leased
Madison, Wisconsin	Owned
All of the Company’s primary facilities have been built or improved for the purpose of providing commercial laboratory testing or biopharma laboratory services. The Company believes that these existing facilities and plans for expansion are suitable and adequate and will provide sufficient production capacity for the Company's currently foreseeable level of operations. The Company believes that if it were unable to renew a lease or if a lease were to be terminated on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.
Item 3.       LEGAL PROCEEDINGS
See Note 15 Commitments and Contingencies to the Consolidated Financial Statements.
Item 4.       MINE SAFETY DISCLOSURES
Not applicable.

Index

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company's common stock, par value $0.10 per share, or Common Stock, trades on the New York Stock Exchange or NYSE under the symbol “LH.”
Holders
On February 23, 2024, there were approximately 1,188 holders of record of the Common Stock.
Transfer Agent
The transfer agent for the Company's Common Stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 10005, telephone: 800-468-9716, website: www.https://equiniti.com/us/.
Dividends
The Company initiated a quarterly dividend beginning in the second quarter of 2022. The Company’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.
For the year ended December 31, 2023, the Company paid $254.0 million in Common Stock dividends. The Company expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates in March, June, September and December, and are subject to Board approval. There can be no assurance that the Company will continue to pay quarterly cash dividends at the current rate or at all.
Common Stock Performance
The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2018, in each of the Company’s Common Stock, the Standard & Poor’s, or S&P 500 Index and the S&P 500 Health Care Index, and assuming that all dividends were reinvested. For the purpose of this graph, the distribution of 100% of the outstanding Common Stock of Fortrea Holdings Inc. (Fortrea) to the Company's shareholders, pursuant to which Fortrea became an independent company, is treated as a non-taxable cash dividend of $33.11 per share, an amount equal to the opening price of Fortrea Common Stock when it began trading on June 20, 2023, that was deemed reinvested in the Company’s Common Stock at the closing price on June 20, 2023.

Comparison of Cumulative Total Return

	12/2018	12/2019	12/2020	12/2021	12/2022	12/2023
Laboratory Corporation of America Holdings	$100.00	$133.88	$161.09	$248.66	$187.97	$213.97
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
S&P 500 Health Care Index	$100.00	$120.82	$137.07	$172.89	$169.51	$173.00

Index

Comparison of Cumulative Total Return

Index Stock Price
260
240
220
200
180
160
140
120
100
80
60
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
Period Ending
Laboratory Corporation of America Holdings
S&P 500 Index
S&P 500 Health Care Index

Issuer Purchases of Equity Securities (all amounts in millions, except per share amounts)
The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended December 31, 2023, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 - October 31	—	$—	—	$531.5
November 1 - November 30	—	—	—	531.5
December 1 - December 31	1.1	206.85	1.1	530.4
	1.1	$206.85	1.1	$530.4
During the year ended December 31, 2023, the Company purchased 4.8 shares of its Common Stock at an average price per share of $206.85 for a total cost of $1,000.0. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. At the end of 2023, the Company had outstanding authorization from the Board to purchase up to $530.4 of the Company's Common Stock. The repurchase authorization has no expiration date.
During the year ended December 31, 2022, the Company purchased 4.7 shares of its Common Stock at an average price per share of $233.48 for a total cost of $1,100.0. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
Item 6.    SELECTED FINANCIAL DATA
Not applicable.
Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (all amounts in millions, except per share amounts or as otherwise noted)
General
During the year ended December 31, 2023, the Company's revenues from continuing operations were $12.2 billion, an increase of 2.5% from $11.9 billion in 2022. The 2.5% increase in revenues for the year ended December 31, 2023, as compared to the corresponding period in 2022 was due to acquisitions, net of divestitures of 1.7%, organic revenue of 0.6%, and favorable foreign currency translation of 0.2%. The 0.6% increase in organic revenue was due to an 8.7% increase in the

Company's organic Base Business (Base Business includes the Company's business operations except for COVID-19 PCR and antibody testing (COVID-19 Testing)), partially offset by an 8.1% decrease in COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year over year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve-month period following the close of each transaction.
On June 30, 2023, the Company completed the previously announced spin-off of Fortrea from the Company.
The spin-off of Fortrea was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea Common Stock to holders of record of Labcorp Common Stock. Each holder of record of Labcorp Common Stock received one share of Fortrea Common Stock for every share of Labcorp Common Stock held at 5:00 p.m., Burlington, North Carolina time on June 20, 2023, the record date for the distribution.
In June 2023, Fortrea, prior to the spin-off and while a subsidiary of the Company, issued $570.0 of 7.500% senior secured notes due 2030 (the Fortrea Notes). The proceeds from the Fortrea Notes were used to fund cash payments of approximately $1,600.0 to the Company in connection with the spin-off. The Company does not guarantee the Fortrea Notes following the spin-off. Also in June 2023, Fortrea Holdings Inc. entered into three floating secured overnight financing rate (SOFR) credit facilities totaling $1,520.0. These are comprised of $450.0 Revolver maturing June 30, 2028; $500.0 Term Loan A maturing June 30, 2028; and $570.0 Term Loan B maturing June 30, 2030.
Upon closing of the spin-off transaction, Fortrea made a cash distribution to the Company of approximately $1,600.0 as partial consideration for the assets that the Company contributed to Fortrea in connection with the spin-off. The Company used these proceeds toward a 1000.0 accelerated share repurchase program and paying down $300.0 of debt that matured in 2023, with the remaining funds to be returned to shareholders through additional future share repurchases and/or cash dividends.
All current and historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
As a result of the spin-off of Fortrea, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment has been renamed the Biopharma Laboratory Services segment.
Following the spin-off, the Company believes that it is positioned to:
•invest in R&D and innovation to develop and launch diagnostic advancements globally in key clinical areas including oncology, women's health, autoimmune disease and neurology through organic and inorganic opportunities;
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
Results of Operations
The following tables present the financial measures that management considers to be the most significant indicators of the Company's performance.
Years ended December 31, 2023, 2022, and 2021
Revenues

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Dx	$9,415.1	$9,203.5	$10,363.6	2.3%	(11.2)%
BLS	2,774.2	2,697.3	2,860.7	2.9%	(5.7)%
Intercompany eliminations	(27.7)	(36.9)	(88.2)	(24.9)%	(58.2)%
Total	$12,161.6	$11,863.9	$13,136.1	2.5%	(9.7)%
The 2.5% increase in revenues for the year ended December 31, 2023, as compared to the corresponding period in 2022 was due to acquisitions, net of divestitures of 1.7%, organic revenue of 0.6%, and favorable foreign currency translation of 0.2%. The 0.6% increase in organic revenue was due to an 8.7% increase in the Company's organic Base Business, partially offset by an 8.1% decrease in COVID-19 Testing.

Index

Dx revenues for the year ended December 31, 2023, were $9,415.1, an increase of 2.3% compared to revenues of $9,203.5 in the corresponding period in 2022. The increase was due to acquisitions of 2.3% and higher organic revenue of 0.2%, partially offset by unfavorable foreign currency translation of 0.2%. The 0.2% increase in organic revenue was due to a 10.7% contribution from organic Base Business, partially offset by a 10.5% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 14.6%.
Total volume, measured by requisitions, increased by 0.6% as acquisition volume contributed growth of 2.5% and organic volume decreased by 1.9%. Organic volume was impacted by a 6.6% decrease in COVID-19 Testing, partially offset by a 4.8% increase in Base Business. Price/mix increased by 1.7% due to higher Base Business of 5.9%, partially offset by lower COVID-19 Testing of 3.8%, unfavorable foreign currency translation of 0.2%, and acquisitions of (0.2%).
BLS revenues for the year ended December 31, 2023, were $2,774.2, an increase of 2.9% over revenues of $2,697.3 in the corresponding period in 2022. The increase in revenues was primarily due to organic Base Business growth of 1.6% and favorable foreign currency translation of 1.5%, partially offset by divestitures, net of acquisitions of (0.3%). BLS backlog expected to convert to revenue in the next 12 months is $2,470.0 or 30.0%.
The 9.7% decrease in revenues for the year ended December 31, 2022, as compared to the corresponding period in 2021 was due to lower organic revenue of 10.0% and unfavorable foreign currency translation of 0.7%, partially offset by acquisitions net of divestitures of 1.0%. The 10.0% decrease in organic revenue was due to a 12.3% decrease in COVID-19 Testing, partially offset by a 2.3% increase in the Company's organic Base Business.
Dx revenues for the year ended December 31, 2022, were $9,203.5, a decrease of 11.2% compared to revenues of $10,363.6 in the corresponding period in 2021. The decrease was primarily due to lower organic revenue of 12.1% and unfavorable foreign currency translation of 0.1%, partially offset by acquisitions of 1.1%. The 12.1% decrease in organic revenue was due to a 15.6% decrease in COVID-19 Testing, partially offset by a 3.4% increase in organic Base Business.
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
BLS revenues for the year ended December 31, 2022, were $2,697.3, a decrease of 5.7% over revenues of $2,860.7 in the corresponding period in 2021. The decrease in revenues was primarily due to unfavorable foreign currency translation of 2.8%, lower organic base business growth of 2.3%, lower COVID-19 Testing of 1.3%, partially offset by acquisitions net of divestitures of 0.7%.
Cost of Revenues

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Cost of revenues	$8,796.7	$8,155.0	$8,143.7	7.9%	0.1%
Cost of revenues as a % of revenues	72.3%	68.7%	62.0%
Cost of revenues increased 7.9% in 2023 as compared with 2022 and increased as a percentage of revenues to 72.3% in 2023 as compared to 68.7% in 2022. This increase in cost of revenues as a percentage of revenues was primarily due to a reduction in COVID-19 Testing revenues, higher personnel expenses and the impact of the Ascension Management Services Agreement, partially offset by organic Base Business growth and LaunchPad savings.
Cost of revenues were flat in 2022 as compared with 2021 and increased as a percentage of revenues to 68.7% in 2022 as compared to 62.0% in 2021. This increase in cost of revenues as a percentage of revenues was primarily due to a reduction in higher margin COVID-19 Testing, higher personnel expenses, and other inflationary costs, partially offset by organic Base Business growth and LaunchPad savings.
Selling, General and Administrative Expenses

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Selling, general and administrative expenses	$2,021.4	$1,763.1	$1,690.3	14.7%	4.3%
SG&A as a % of revenues	16.6%	14.9%	12.9%
Selling, general and administrative expenses as a percentage of revenues increased to 16.6% in 2023 compared to 14.9% in 2022. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to a reduction in

Index

COVID-19 Testing revenues, spin-off-related costs and higher personnel expenses, partially offset by the impact of the Ascension Management Services Agreement.
Selling, general and administrative expenses as a percentage of revenues increased to 14.9% in 2022 compared to 12.9% in 2021. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to a decrease in higher margin COVID-19 Testing and higher personnel costs, partially offset by LaunchPad savings.
Goodwill and Other Asset Impairments

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Goodwill and other asset impairments	$349.0	$261.7	$—	33.4%	—%
The 2023 impairment charges were primarily comprised of $333.6 of goodwill impairment for the Early Development reporting unit, which is part of the BLS segment. Impairment charges for the year ended December 31, 2022 included $260.0 of goodwill impairment for the Early Development reporting unit and the impairment of a technology intangible asset. There were no goodwill and other asset impairments for the year ended December 31, 2021.
Amortization of Intangibles and Other Assets

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Amortization of intangibles and other assets	$219.8	$193.6	$229.5	13.5%	(15.6)%
The increase in amortization of intangibles and other assets for the year ended December 31, 2023 is primarily due to the impact of acquisitions.
The decrease in amortization of intangibles and other assets for the year ended December 31, 2022 is primarily due to $88.4 in amortization acceleration of certain intangible assets related to trade names as a result of the Company's rebranding initiative recognized during 2021, partially offset by the impact of acquisitions.
Restructuring and Other Charges

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Restructuring and other charges	$49.1	$54.0	$24.0	(9.1)%	125.0%
During 2023, the Company recorded net restructuring charges of $49.1. The charges were comprised of $33.4 in severance and other personnel costs, $22.3 in facility-related costs primarily associated with general integration activities. The charges were adjusted by the reversal of previously established liability of $1.7 in unused severance and $4.9 in unused facility-related costs.
During 2022, the Company recorded net restructuring charges of $54.0. The charges were comprised of $24.8 in severance and other personnel costs and $31.1 in facility-related costs primarily associated with general integration activities. The charges were adjusted by the reversal of previously established liability of $1.4 in unused severance and $0.5 in unused facility-related costs.
During 2021, the Company recorded net restructuring charges of $24.0. The charges were comprised of $12.4 in severance and other personnel costs, $12.0 in facility-related costs primarily associated with general integration activities. The charges were adjusted by the reversal of previously established liability of $0.3 in unused severance and $0.2 in unused facility-related costs.
Interest Expense

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Interest expense	$199.6	$179.8	$211.8	11.0%	(15.1)%
The increase in interest expense for 2023 as compared with the corresponding period in 2022 is primarily due to the increased interest rates on variable rate debt and higher borrowings under the Credit Facility.
The decrease in interest expense for 2022 as compared with the corresponding period in 2021 is primarily due to the costs of redeeming the outstanding 3.20% senior notes due February 1, 2022 and the 3.75% notes due August 23, 2022 and issuing the new senior notes in 2021 and lower outstanding debt partially offset by a higher average cost of debt in 2022.

Index

Equity Method Income, Net

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Equity method income, net	$(1.4)	$5.4	$26.5	(125.9)%	(79.6)%
Equity method income, net represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for 2023 as compared with the corresponding period in 2022 was partially due to the sale of the Company's interest in one joint venture and the acquisition of the remaining interest in another joint venture during 2023.
Equity method income, net represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for 2022 as compared with the corresponding period in 2021 was primarily due to the decreased profitability of the Company's joint ventures in 2022.
Other, Net

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Other, net	$15.5	$(32.2)	$15.5	(148.1)%	(307.7)%
The change in Other, net for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily due to $46.1 of transition services fees charged to Fortrea related to administrative and information technology systems support.
The change in Other, net for the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily due to investment losses of $19.6 compared to $61.8 of investment gains in the corresponding period of 2021.
Income Tax Expense

	Years Ended December 31,
	2023	2022	2021
Income tax expense	$188.5	$233.9	$690.0
Income tax expense as a % of income before tax	33.1%	18.9%	23.9%
The increase in effective tax rate as compared with the prior year is primarily attributable to the unfavorable impact of current year goodwill impairment of the early development reporting unit. In contrast, the 2022 goodwill impairment of the early development reporting unit was more than offset by favorable adjustments attributable to research and development tax credits, changes in effective state income tax rates, and deferred tax adjustments.
The 2022 effective tax rate was favorably impacted by the Company's research and development tax credits, changes in effective state income tax rates, and deferred tax adjustments. During the third quarter of 2022, the Company completed a detailed domestic research and development tax credit analysis for the 2019, 2020, and 2021 tax years that resulted in an incremental income tax benefit. The 2021 effective tax rate was favorably impacted by stock-based compensation arrangements that was offset by the deferred revaluation related to the U.K. rate change.
Operating Results by Segment
During the fourth quarter of 2022, the Company modified the segment performance measure to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. These changes align with how the chief operating decision maker now evaluates segment performance and allocates resources. Prior periods have been conformed for

Index

comparability.

	Years Ended December 31,			Change
	2023	2022	2021	2023	2022
Dx segment operating income	$1,591.3	$2,025.5	$3,205.6	(21.4)%	(36.8)%
Dx segment operating margin	16.9%	22.0%	30.9%	(5.1)%	(8.9)%
BLS segment operating income	396.3	389.1	501.0	1.8%	(22.3)%
BLS segment operating margin	14.3%	14.4%	17.5%	(0.1)%	(3.1)%
Segment operating income	1,987.6	2,414.6	3,706.6	(17.7)%	(34.9)%
General corporate and unallocated expenses	(644.1)	(468.8)	(404.5)	37.4%	15.9%
Amortization of intangibles and other assets	(219.8)	(193.6)	(229.5)	13.5%	(15.6)%
Restructuring and other charges	(49.1)	(54.0)	(24.0)	(9.1)%	125.0%
Goodwill and other asset impairments	(349.0)	(261.7)	—	33.4%	100.0%
Total operating income	$725.6	$1,436.5	$3,048.6	(49.5)%	(52.9)%
Dx operating income was $1,591.3 for the year ended December 31, 2023, a decrease of 21.4% over operating income of $2,025.5 in the corresponding period of 2022, and Dx operating margin decreased 510 basis points year-over-year. The decrease was primarily due to a reduction in COVID-19 Testing and higher personnel costs, partially offset by a demand in the Base Business.
BLS operating income was $396.3 for the year ended December 31, 2023, an increase of 1.8% from operating income of $389.1 in the corresponding period of 2022, and BLS operating margin decreased 10 basis points year over year. The change was primarily due to demand growth and LaunchPad savings, partially offset by higher personnel expense and non-human primate (NHP) related constraints.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $644.1 for the year ended December 31, 2023, an increase of 37.4% over corporate expenses of $468.8 in the corresponding period of 2022, primarily due to spin-off transaction costs, personnel costs, bonus allocation, and research and development costs.
Dx operating income was $2,025.5 for the year ended December 31, 2022, a decrease of 36.8% over operating income of $3,205.6 in the corresponding period of 2021, and Dx operating margin decreased 890 basis points year over year. The decrease in operating income and margin were primarily due to a reduction in COVID-19 Testing, higher personnel expense, the mix impact from the integration of Ascension's laboratory business, partially offset by organic Base Business growth.
BLS operating income was $389.1 for the year ended December 31, 2022, a decrease of 22.3% from operating income of $501.0 in the corresponding period of 2021, and BLS operating margin decreased 310 basis points year over year. The decrease was primarily due to a reduction in COVID-19 Testing, a reduction in COVID-19 related work, and other inflationary costs. These impacts were partially offset by Base Business growth and LaunchPad savings.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $468.8 for the year ended December 31, 2022, an increase of 15.9% over corporate expenses of $404.5 in the corresponding period of 2021, primarily due to higher personnel costs, bonus allocation, research and development costs, and other costs.
Liquidity, Capital Resources and Financial Position
The Company's strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company's principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company's senior unsecured revolving credit facility is further discussed in Note 11 Debt to the Company's Consolidated Financial Statements.

Index

In summary the Company's cash flows were as follows:

	For the Year Ended December 31,
	2023	2022	2021
Net cash provided by continuing operating activities	$1,202.3	$1,764.8	$2,846.3
Net cash used for continuing investing activities	(1,146.8)	(1,599.6)	(845.7)
Net cash used for continuing financing activities	(1,559.0)	(1,322.2)	(2,065.8)
Effect of exchange rate on changes in cash and cash equivalents	9.9	(24.2)	(7.3)
Net cash impact from discontinued operations	1,600.4	138.5	224.4
Net change in cash and cash equivalents	$106.8	$(1,042.7)	$151.9
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2023 and 2022 totaled $536.8 and $320.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2023, the Company's continuing operations provided $1,202.3 of cash as compared to $1,764.8 in 2022 and $2,846.3 in 2021. The $562.5 decrease in cash provided from operations in 2023 as compared with the corresponding 2022 period was primarily due to lower COVID-19 Testing earnings, spin-off related items and higher working capital, partially offset by increased Base Business earnings. The $1,081.5 decrease in cash provided from operations in 2022 as compared with the corresponding 2021 period was primarily due to lower COVID-19 Testing.
Cash Flows from Investing Activities
Net cash used by continuing investing activities for the year ended December 31, 2023 was $1,146.8 as compared to net cash used by continuing investing activities of $1,599.6 for the year ended December 31, 2022 and $845.7 for the year ended December 31, 2021. The $452.8 decrease in net cash used by investing activities for the year ended December 31, 2023 as compared to the year ended December 31, 2022, was primarily due to a year over year decrease of $492.5 in cash paid for acquisitions. The $753.9 increase in net cash used by investing activities for the year ended December 31, 2022 as compared to the year ended December 31, 2021, was primarily due to a year over year increase of $667.1 in cash paid for acquisitions and a year over year decrease in proceeds from sale of $85.9.
Capital expenditures were $453.6, $429.3, and $421.5 for the years ended December 31, 2023, 2022, and 2021, respectively. Capital expenditures in 2023 were 3.7% of revenues, primarily in connection with projects to support growth in the Company's core businesses. The Company intends to continue to pursue acquisitions to drive growth, to make important investments in its business, including in information technology, and to improve efficiency and enable the execution of the Company's mission. Such expenditures are expected to be funded by cash flow from operations or, as needed, through borrowings under debt facilities, including the Company's revolving credit facility or any successor facility. The Company expects capital expenditures in 2024 to be approximately 3.5% of revenues, primarily in connection with projects to support growth in the Company's core businesses, facility updates, projects related to LaunchPad, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash used in continuing financing activities for the year ended December 31, 2023 was $1,559.0 compared to cash used in continuing financing activities of $1,322.2 for the year ended December 31, 2022. This movement in cash within financing activities for 2023, as compared to 2022, was primarily a result of $1,000.0 of share repurchases and $300.0 in senior note repayments in 2023 compared to $1,100.0 of share repurchases in 2022 and the commencement of quarterly dividend payments in the second quarter of 2022.
On May 26, 2021, the Company issued new senior notes representing $1,000.0 in debt securities and consisting of $500.0 aggregate principal amount of 1.55% senior notes due 2026 and $500.0 aggregate principal amount of 2.70% senior notes due 2031. Interest on these notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2021. Net proceeds from the offering of these notes were $989.4 after deducting underwriting discounts and other expenses of the offering. The net proceeds were used to redeem, prior to maturity, the Company's outstanding 3.20% senior notes due 2022 and 3.75% senior notes due 2022.
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month LIBOR (changed to SOFR in 2023) plus 1.0706%. These instruments are designated as hedges against changes in the fair value of a portion of the Company's long-term debt. The aggregate fair value of $69.6 at December 31, 2023, was included as a

Index

component of other long-term liabilities and deducted from the reported value of the senior notes.
On April 30, 2021, the Company amended and restated its revolving credit facility. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225%, depending on the Company’s debt ratings. Borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either (x) a LIBOR (changed to SOFR in 2023) rate plus a margin ranging from 0.775% to 1.275% or (y) a base rate plus a margin ranging from 0% to 0.275%, in each case, depending on the Company’s debt ratings.
The Company continues to evaluate its outstanding debt portfolio to take advantage of market conditions that would allow the Company to reduce its interest rate or financing risk and provide a lower long-term borrowing cost. The Company anticipates that it will refinance the $1,000.0 in debt coming due during 2024.
Under the Company's revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility at December 31, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
During 2023, the Company repurchased 4.8 shares of its Common Stock at an average price per share of $206.85 for a total cost of $1,000.0. The Company has accrued $9.0 of excise tax related to this accelerated share repurchase which will be paid in April 2024. At the end of 2023, the Company had outstanding authorization from the Board to purchase $530.4 of Company Common Stock. The repurchase authorization has no expiration date.
During the year ended December 31, 2022, the Company purchased 4.7 shares of its Common Stock at an average price per share of $233.48 per share for a total cost of $1,100.0. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.

For the year ended December 31, 2023, the Company paid $254.0 in Common Stock dividends. On January 12, 2024, the Company announced a cash dividend of $0.72 per share of Common Stock for the first quarter, or approximately $61.5 in the aggregate. The dividend will be payable on March 13, 2024, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on February 27, 2024. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Credit Ratings
The Company’s investment grade debt ratings from Moody’s and Standard & Poor's (S&P) contribute to its ability to access capital markets.
Off-Balance Sheet Arrangements
The Company does not have transactions or relationships with “special purpose” entities, and the Company does not have any off-balance sheet financing other than normal operating leases and letters of credit.
Other Commercial Commitments
As of December 31, 2023, the Company provided letters of credit aggregating approximately $91.3, primarily in connection with certain insurance programs which are renewed annually.
The contractual value of the noncontrolling interest put in the Company's Ontario subsidiary totaled $15.5 and $15.0 at December 31, 2023, and 2022, respectively, and has been classified as mezzanine equity in the Company's consolidated balance sheet.
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

Index

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
Revenue Recognition
Dx
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. The Dx segment also enters into lab management agreements which have monthly and non-testing based fees which are recognized each month as the services are provided. Revenues are distributed among four payer portfolios - clients, patients, Medicare and Medicaid and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, accountable care organizations, employers and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client revenues are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing services or products. In these cases, revenue is recognized when services are rendered or delivered.
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
BLS
BLS revenue is generally recognized over time, as the services are delivered to the customer, based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The majority of BLS's contracts contain a single performance obligation, as BLS provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, BLS allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, BLS will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor costs, research model costs and allocated overhead costs. The estimate of total costs expected to complete the contract requires significant judgment and these estimates are reviewed periodically. Any adjustments to these estimates are recognized on a cumulative catch-up basis in the period they become known.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume-based contracts the contract value is entirely variable and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
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
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to BLS of expenses incurred and fees earned to date and, in some cases, a termination fee or a payment to BLS of some portion of the fees or profits that could have been earned by BLS under the contract if it had not been terminated early. Termination fees are included in revenues when services have been performed and realization is assured.
BLS incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter primarily short-term contracts, BLS applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
BLS incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain services. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 2 to 5 years. Amortization of deferred contract fulfillment costs is included in cost of goods sold.
Business Combinations
The Company accounts for business combination transactions under the acquisition method of accounting and reported the results of operations of the acquired entities from its respective date of acquisition. Assets acquired were recorded at their

Index

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

Index

•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from the comparable companies and the cost of debt for investment grade issuers. In addition, the discount rate may consider any -specific risk in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of the reporting units.
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2023. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx and clinical trials testing solutions (CTTS) BLS reporting units and a quantitative assessment for the early development (ED) BLS reporting unit and the Canadian reporting unit, which includes indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the qualitative and quantitative assessments, the Company concluded that the fair values of its domestic Dx, CTTS and Canadian reporting units, as of October 1, 2023, were greater than the carrying values. However, due to lower demand in the ED reporting unit in late 2023 which the Company anticipates will continue into early 2024, there is an expectation of lower near term revenue and profitability. Therefore, the Company concluded that the fair value of the ED reporting unit was less than carrying value and recorded a goodwill impairment of $333.6 in the BLS segment.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that the Company's conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2023 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2023 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
The Company records an aggregate legal reserve, which is determined using calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450 “Contingencies,” the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and estimable and would exceed the aggregate legal reserve. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. For more information about legal contingencies, see Note 15 Commitments and Contingencies to the Consolidated Financial Statements.
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollar in millions)
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
Foreign Currency Exchange Rates
Approximately 12.9% and 13.8% of the Company's revenues for the year ended December 31, 2023 and 2022, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company's financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company's consolidated financial results. In both 2023 and 2022, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for 2023 by approximately $24.1. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $183.1 and $(336.4) at December 31, 2023, and 2022, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company's profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At December 31, 2023, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through January 2024 with a notional value totaling approximately $305.8. At December 31, 2022, the Company had 27 open foreign exchange forward contracts with various amounts maturing monthly through January 2023 with a notional value totaling approximately $629.5.
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
In May, 2021, to hedge against changes in the fair value portion of the Company's long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month LIBOR (changed to SOFR in 2023) plus 1.0706%.

Index

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company's management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company's management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board.
Deloitte and Touche LLP, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report, which is included herein immediately preceding the Company’s audited financial statements.

Index

Item 9B.    OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended December 31, 2023, none of the Company's directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Duration
Mark S. Schroeder	12/7/2023	Rule 10b5-1 Trading Arrangement	Up to	(17,044)	(1) (2)	12/6/2024 (3)
President, Diagnostics Laboratories and Chief Operations Officer
Amy B. Summy	12/7/2023	Rule 10b5-1 Trading Arrangement	Up to	(4,916)	(1) (2)	4/1/2024 (3)
Chief Marketing Officer
(1) The figure presented represents the shares to be sold on the vesting of equity awards before reduction for shares to be withheld for tax purposes.
(2)     Mr. Schroeder’s plan provides for the exercise of vested stock options and the associated sale of up to 2,119 shares of the Company’s Common Stock.
(3) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the date listed in the table.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2024 (the 2024 Proxy Statement) under the caption Election of Directors. Information regarding executive officers is incorporated by reference to the Company’s 2024 Proxy Statement under the caption Executive Officers. Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts is incorporated by reference to the Company’s 2024 Proxy Statement under the captions Corporate Governance and Delinquent Section 16(a) Reports, respectively. Information concerning the Company's code of ethics is incorporated by reference to the Company's 2024 Proxy Statement under the caption Corporate Governance Policies and Procedures.

Insider Trading Arrangements and Policies:
The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by the Company's directors, officers, employees and designated contractors, as well as by Laboratory Corporation of America Holdings itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information in the 2024 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note 14 Stock Compensation Plans to the Consolidated Financial Statements for a discussion of the Company’s Stock Compensation Plans. Except for the above referenced footnote, the information called for by this item is incorporated by reference to information in the 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Holders and Management,” “Compensation Discussion & Analysis” and “Executive Compensation.”
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information in the 2024 Proxy Statement under the captions “Board Independence” and “Related Party Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information in the 2024 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

Index

PART IV

Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Annual Report:

(1)	Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm included herein:

See Index on page F-1

(2)	Financial Statement Schedules:

All schedules are omitted as they are inapplicable or the required information is furnished in the Consolidated Financial Statements or notes thereto.

(3)	Index to and List of Exhibits

2.1†*	Separation and Distribution Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023).
3.1	Amended and Restated Certificate of Incorporation of the Company dated May 24, 2001 (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-3, filed on October 19, 2001, File No. 333-71896).
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

Index

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

10.11+	Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.12+*	Laboratory Corporation of America Holdings 2016 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2016).
10.13+
Laboratory Corporation of America Holdings Amended and Restated 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023)

10.14+
First Amendment to the Laboratory Corporation of America Holdings Amended and Restated 2016 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023

10.15+**	Second Amendment to the Laboratory Corporation of America Holdings Amended and Restated 2016 Employee Stock Purchase Plan
10.16
Third Amended and Restated Credit Agreement, dated as of April 30, 2021, among the Company, Bank of America N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 4, 2021).

10.17
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

10.21+	Executive Employment Agreement, dated January 4, 2023, by and between Laboratory Corporation of America and Thomas Pike.

Index

10.22+	Amended and Restated Master Senior Executive Severance Plan (incorporated by reference to 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021).
10.23†*
Tax Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2023).

10.24†
Employee Matters Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 3, 2023).

10.25†*
Transition Services Agreement, dated June 29, 2023, by and between Laboratory Corporation of America Holdings and Fortrea Holdings Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 3, 2023).

10.26+
Employment Separation Agreement and General Release, effective September 8, 2023, by and between Laboratory Corporation of America Holdings Inc. and Paul Kirchgraber (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report for the period ended September 30, 2023).

16.1	Letter of PricewaterhouseCoopers LLP, dated November 5, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020).
16.2	Letter of PricewaterhouseCoopers LLP, dated March 3, 2021 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on March 3, 2021).

Index

21**	List of Subsidiaries of the Company
23.1**	Consent of Deloitte & Touche LLP, an independent registered public accounting firm
24.1**	Power of Attorney of Kerrii B. Anderson
24.2**	Power of Attorney of Jean-Luc Bélingard
24.3**	Power of Attorney of Jeffrey A. Davis
24.4**	Power of Attorney of D. Gary Gilliland, M.D., Ph.D.
24.5**	Power of Attorney of Kirsten M. Kliphouse
24.6**	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.7**	Power of Attorney of Peter M. Neupert
24.8**	Power of Attorney of Richelle P. Parham
24.9**	Power of Attorney of Paul B. Rothman, M.D.
24.10**	Power of Attorney of Kathryn E. Wengel
24.11**	Power of Attorney of R. Sanders Williams, M.D.
31.1**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
97**	Incentive Compensation Recoupment Policy, effective October 11, 2023

101.INS**	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contracts or compensatory plans or arrangements
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally copies of any of the omitted schedules to the Securities and Exchange Commission upon its request.
*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
**	Filed or furnished herewith, as required

Index

Item 16.        FORM 10-K SUMMARY

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABORATORY CORPORATION OF AMERICA HOLDINGS
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	February 26, 2024

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant on February 26, 2024 in the capacities indicated.

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
Paul B. Rothman, M. D.
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

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Laboratory Corporation of America Holdings
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Laboratory Corporation of America Holdings and subsidiaries (the “Company”) as of December 31, 2023, and 2022, the related consolidated statements of operations, comprehensive earnings, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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
Valuation of Labcorp Diagnostics (Dx) Segment Net Accounts Receivable— Refer to Note 3 to the consolidated financial statements
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

Index

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

Tax Free Spin-Off – Refer to Note 2 to the consolidated financial statements

Critical Audit Matter Description

On June 30, 2023, the Company completed the spin-off of its Clinical Development and Commercialization Services business comprised of certain clinical research business units within the former Drug Development segment into a standalone, publicly traded company named Fortrea Holdings, Inc. (Fortrea). The transaction was executed by distributing shares of Fortrea to the Company’s shareholders (the “Distribution”). The Company concluded the Distribution to be a tax-free transaction for U.S. Federal income tax purposes. We identified the Company’s conclusion that the Distribution was a tax-free transaction for U.S. federal income tax purposes to be a critical audit matter because of the complexity of the interpretation and application of the U.S. Internal Revenue Code (the “Code”), the materiality of the potential tax consequences, and the need to involve our income tax specialists when performing audit procedures to evaluate the qualification of the Distribution as a tax-free transaction.

How the Critical Audit Matter Was Addressed in the Audit

With the assistance of our income tax specialists, the audit procedures we performed related to the Company’s conclusion that the Distribution was a tax-free transaction for U.S. federal income tax purposes included the following, among others:

• We tested the effectiveness of controls over the Company’s conclusion that the Distribution was a tax-free transaction.
• We inspected the Private Letter Ruling (PLR) received by the Company from the U.S. Internal Revenue Service and the external opinions received by the Company from third-party advisors, which were relied upon in the Company’s evaluation of whether the Distribution qualified as a tax-free transaction.
• We evaluated the key factors addressed in the PLR and external opinions regarding the qualification of the Distribution as a tax-free transaction in comparison to the corresponding criteria prescribed by the Code, including interpretations of the Code and related statutes.
• We evaluated the tax-free transaction materials prepared by the Company and used in its evaluation of whether the Distribution qualified as a tax-free transaction.
• We searched for contradictory evidence regarding the qualification of the Distribution as a tax-free transaction by reading relevant documentation, such as income tax returns and historical financial, tax, and legal information, of the Company and the legal entities included in the Distribution, as applicable.

Goodwill – Reporting Unit within the BioPharma Laboratory Services (BLS) Segment – Refer to Notes 1 and 8 to the consolidated financial statements

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

The Company performed impairment testing during the fourth quarter of 2023 and concluded that fair value was less than carrying value in its Early Development (ED) reporting unit within the BLS segment. As a result, the Company recorded a goodwill impairment charge in the BLS segment.

Index

We identified goodwill for the ED reporting unit as a critical audit matter due to the significant estimates and assumptions used by management to estimate the fair value of the reporting unit. Performing audit procedures to evaluate management's estimate of fair value of the reporting unit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
February 26, 2024

We have served as the Company’s auditor since 2021.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Laboratory Corporation of America Holdings
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Laboratory Corporation of America Holdings and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
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

/s/Deloitte & Touche LLP
Raleigh, North Carolina
February 26, 2024

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$536.8	$320.6
Accounts receivable, net	1,913.3	1,785.5
Unbilled services	185.4	211.8
Supplies inventory	474.6	470.6
Prepaid expenses and other	655.3	610.4
Current assets of discontinued operations	—	1,226.1
Total current assets	3,765.4	4,625.0
Property, plant and equipment, net	2,911.8	2,794.1
Goodwill, net	6,142.5	6,123.7
Intangible assets, net	3,342.0	3,123.6
Joint venture partnerships and equity method investments	26.9	65.7
Deferred income taxes	—	6.4
Other assets, net	536.5	378.4
Long-term assets of discontinued operations	—	3,038.2
Total assets	$16,725.1	$20,155.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$827.5	$852.2
Accrued expenses and other	804.0	787.0
Unearned revenue	421.7	310.6
Short-term operating lease liabilities	165.8	163.8
Short-term finance lease liabilities	6.4	6.0
Short-term borrowings and current portion of long-term debt	999.8	301.3
Current liabilities of discontinued operations	—	657.6
Total current liabilities	3,225.2	3,078.5
Long-term debt, less current portion	4,054.7	5,038.8
Operating lease liabilities	648.9	652.9
Financing lease liabilities	78.6	83.6
Deferred income taxes and other tax liabilities	417.9	543.4
Other liabilities	409.3	401.1
Long-term liabilities of discontinued operations	—	241.3
Total liabilities	8,834.6	10,039.6
Commitments and contingent liabilities
Noncontrolling interest	15.5	18.9
Shareholders’ equity
Common stock, 83.9 and 88.2 shares outstanding at December 31, 2023 and 2022, respectively	7.7	8.1
Additional paid-in capital	38.4	—
Retained earnings	7,888.2	10,581.7
Accumulated other comprehensive loss	(59.3)	(493.2)
Total shareholders’ equity	7,875.0	10,096.6
Total liabilities and shareholders’ equity	$16,725.1	$20,155.1

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2023	2022	2021
Revenues	$12,161.6	$11,863.9	$13,136.1
Cost of revenues	8,796.7	8,155.0	8,143.7
Gross profit	3,364.9	3,708.9	4,992.4
Selling, general and administrative expenses	2,021.4	1,763.1	1,690.3
Amortization of intangibles and other assets	219.8	193.6	229.5
Goodwill and other asset impairments	349.0	261.7	—
Restructuring and other charges	49.1	54.0	24.0
Operating income	725.6	1,436.5	3,048.6
Other income (expense):
Interest expense	(199.6)	(179.8)	(211.8)
Investment income	28.8	7.5	8.8
Equity method (loss) income, net	(1.4)	5.4	26.5
Other, net	15.5	(32.2)	15.5
Earnings from continuing operations before income taxes	568.9	1,237.4	2,887.6
Provision for income taxes	188.5	233.9	690.0
Earnings from continuing operations	380.4	1,003.5	2,197.6
Earnings from discontinued operations, net of tax	38.8	277.1	181.9
Net earnings	419.2	1,280.6	2,379.5
Less: Net earnings attributable to the noncontrolling interest	(1.2)	(1.5)	(2.2)
Net earnings attributable to Laboratory Corporation of America Holdings	$418.0	$1,279.1	$2,377.3

Basic earnings per common share:
Basic earnings per common share continuing operations	$4.35	$11.00	$22.71
Basic earnings per common share discontinued operations	$0.45	$3.04	$1.88
Basic earnings per common share	$4.80	$14.05	$24.60

Diluted earnings per common share:
Diluted earnings per common share continuing operations	$4.33	$10.94	$22.52
Diluted earnings per common share discontinued operations	$0.44	$3.03	$1.87
Diluted earnings per common share	$4.77	$13.97	$24.39

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2023	2022	2021
Net earnings	$419.2	$1,280.6	$2,379.5
Foreign currency translation adjustments	183.1	(336.4)	(104.6)
Net benefit plan adjustments	14.6	44.8	91.7
Other comprehensive earnings (loss) before tax	197.7	(291.6)	(12.9)
Provision for income tax related to items of comprehensive earnings	(1.8)	(9.7)	(17.1)
Other comprehensive earnings (loss), net of tax	195.9	(301.3)	(30.0)
Comprehensive earnings	615.1	979.3	2,349.5
Less: Net earnings attributable to the noncontrolling interest	(1.2)	(1.5)	(2.2)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$613.9	$977.8	$2,347.3

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2020	$9.0	$110.3	$9,479.2	$(161.9)	$9,436.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	2,377.3	—	2,377.3
Other comprehensive earnings (loss), net of tax	—	—	—	(30.0)	(30.0)
Issuance of common stock under employee stock plans	—	51.7	—	—	51.7
Net share settlement tax payments from issuance of stock to employees	—	(47.4)	—	—	(47.4)
Stock compensation	—	153.7	—	—	153.7
Purchase of common stock	(0.5)	(268.3)	(1,399.7)	—	(1,668.5)
BALANCE AT DECEMBER 31, 2021	8.5	—	10,456.8	(191.9)	10,273.4
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	1,279.1	—	1,279.1
Other comprehensive earnings (loss), net of tax	—	—	—	(301.3)	(301.3)
Dividends declared	—	—	(198.7)	—	(198.7)
Issuance of common stock under employee stock plans	—	50.6	—	—	50.6
Net share settlement tax payments from issuance of stock to employees	—	(50.6)	—	—	(50.6)
Stock compensation	—	144.1	—	—	144.1
Purchase of common stock	(0.4)	(144.1)	(955.5)	—	(1,100.0)
BALANCE AT DECEMBER 31, 2022	8.1	—	10,581.7	(493.2)	10,096.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	418.0	—	418.0
Other comprehensive earnings (loss), net of tax	—	—	—	195.9	195.9
Fortrea Holdings Inc. spin-off	—	—	(1,970.0)	238.0	(1,732.0)
Dividends declared	—	—	(256.1)	—	(256.1)
Issuance of common stock under employee stock plan	—	55.2	—	—	55.2
Net share settlement tax payments from issuance of stock to employees	—	(40.9)	—	—	(40.9)
Stock compensation	—	147.3	—	—	147.3
Purchase of common stock	(0.4)	(123.2)	(885.4)	—	(1,009.0)
BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0

The accompanying notes are an integral part of these consolidated financial statements.

Index

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$419.2	$1,280.6	$2,379.5
Earnings from discontinued operations	(38.8)	(277.1)	(181.9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	577.3	537.2	577.0
Stock compensation	128.7	116.8	132.9
Operating lease right-of-use asset expense	168.0	172.5	164.0
Goodwill and other asset impairments	349.0	261.7	—
Deferred income taxes	(78.1)	26.3	(37.3)
Other, net	38.9	23.0	(34.1)
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	(103.8)	46.5	267.4
(Increase) decrease in unbilled services	28.5	(23.4)	(41.1)
(Increase) decrease in inventory	(0.7)	(45.5)	2.8
Increase in prepaid expenses and other	(25.8)	(244.1)	(41.5)
Increase (decrease) in accounts payable	(42.4)	285.4	(5.3)
Increase in deferred revenue	105.5	67.8	3.8
Decrease in accrued expenses and other	(323.2)	(462.9)	(339.9)
Net cash provided by continuing operating activities	1,202.3	1,764.8	2,846.3
Net cash provided by discontinued operating activities	125.4	191.1	263.3
Net cash provided by operating activities	1,327.7	1,955.9	3,109.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(453.6)	(429.3)	(421.5)
Purchase of investments	(29.0)	(17.4)	(27.8)
Proceeds from sale of assets	0.6	1.4	87.3
Proceeds from sale or distribution of investments	6.7	5.2	13.2
Proceeds from exit from swaps	—	2.9	—
Proceeds from sale of business	—	1.6	—
Acquisition of businesses, net of cash acquired	(671.5)	(1,164.0)	(496.9)
Net cash used for continuing investing activities	(1,146.8)	(1,599.6)	(845.7)
Net cash used for discontinued investing activities	(24.7)	(52.6)	(38.9)
Net cash used for investing activities	(1,171.5)	(1,652.2)	(884.6)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	—	1,000.0
Payments on senior notes	(300.0)	—	(1,000.0)
Payments on term loan	—	—	(375.0)
Proceeds from revolving credit facilities	2,488.2	787.4	—
Payments on revolving credit facilities	(2,488.2)	(787.4)	—
Net share settlement tax payments from issuance of stock to employees	(39.8)	(50.6)	(47.5)
Net proceeds from issuance of stock to employees	54.4	50.6	51.7
Dividends paid	(254.0)	(195.2)	—
Purchase of common stock	(1,000.0)	(1,100.0)	(1,668.5)
Other	(19.6)	(27.0)	(26.5)
Net cash used for continuing financing activities	(1,559.0)	(1,322.2)	(2,065.8)
Net cash provided by discontinued financing activities	1,499.7	—	—
Net cash used for financing activities	(59.3)	(1,322.2)	(2,065.8)
Effect of exchange rate changes on cash and cash equivalents	9.9	(24.2)	(7.3)
Net increase (decrease) in cash and cash equivalents	106.8	(1,042.7)	151.9
Cash and cash equivalents at beginning of period	430.0	1,472.7	1,320.8
Less cash and cash equivalents of discontinued operations at the end of the period	—	109.4	91.3
Cash and cash equivalents at end of period	$536.8	$320.6	$1,381.4
The accompanying notes are an integral part of these consolidated financial statements.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Laboratory Corporation of America® Holdings (Labcorp or the Company) (Labcorp or the Company) is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With more than 67,000 employees, the Company serves clients in more than 100 countries.
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Biopharma Laboratory Services (BLS), formerly Drug Development (DD). For further financial information about these segments, including information for each of the last three fiscal years regarding revenue, operating income, and other important information, see Note 20 Business Segment Information. In 2023, Dx and BLS contributed 77% and 23%, respectively, of revenues to the Company, and in 2022 contributed 77% and 23%, respectively.
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
On June 30, 2023, the Company completed the separation (spin-off) of Fortrea Holdings Inc. (Fortrea), formerly the Company’s Clinical Development and Commercialization Services (CDCS) business, into a separate, publicly-traded company. All current and historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. As a result of the spin-off the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment has been renamed the Biopharma Laboratory Services segment. Additional disclosures regarding the spin-off of Fortrea are provided in Note 2 (Discontinued Operations).
Reimbursable Out-of-Pocket Expenses
BLS pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by BLS are reflected in cost of revenues, while the reimbursements received are reflected in revenues in the consolidated statements of operations.
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
Research and Development
The Company expenses R&D costs as incurred.

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
The extent to which the COVID-19 pandemic has and will continue to impact the Company’s business and financial results depend on numerous evolving factors including, but not limited to the magnitude and duration of the COVID-19 pandemic, the impact to worldwide macroeconomic conditions including interest rates, employment rates and health insurance coverage, the speed of the anticipated recovery, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2023, and through the date of this Annual Report. The accounting matters assessed included, but were not limited to, the Company’s implicit price concessions and credit losses, equity investments, and the carrying value of goodwill and other long-lived assets. The Company’s future assessment of the magnitude and duration of the COVID-19 pandemic, as well as other factors, could impact the Company’s consolidated financial statements in future reporting periods.
 Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains cash and cash equivalents with various major financial institutions. The total cash and cash equivalent balances that exceeded the balances insured by the Federal Deposit Insurance Commission, were approximately $534.7 and $428.1 at December 31, 2023, and 2022, respectively.
Substantially all of the Company’s accounts receivable are with companies in the healthcare or pharmaceutical industry and individuals. However, concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions.
Although Dx has receivables due from U.S. and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by U.S. and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (gross) from Medicare and Medicaid were $86.5 and $85.8 at December 31, 2023, and 2022, respectively.
For the Company's operations in Ontario, Canada, the Ontario Ministry of Health and Long-Term Care (Ministry) determines who can establish a licensed community medical laboratory and caps the amount that each of these licensed laboratories can bill the government sponsored healthcare plan. The Ontario government-sponsored healthcare plan covers the cost of commercial laboratory testing performed by the licensed laboratories. The provincial government discounts the annual testing volumes based on certain utilization discounts and establishes an annual maximum it will pay for all community laboratory tests. The agreed-upon reimbursement rates are subject to Ministry review at the end of year and can be adjusted (at the government's discretion) based upon the actual volume and mix of test work performed by the licensed healthcare providers in the province during the year. The capitated accounts receivable balance from the Ontario government sponsored healthcare plan was CAD 5.5 at December 31, 2023. There were no capitated accounts receivables from the Ontario government sponsored healthcare plan at December 31, 2022.
The portion of the Company's accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2023, and 2022, receivables due from patients represented approximately 20.4% and 15.3% of the Company's consolidated gross accounts receivable, respectively. The Company applies assumptions and judgments including historical collection experience and reasonable and supportable forecasts for assessing collectability and determining allowances for doubtful accounts for accounts receivable from patients.
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
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	2023			2022			2021
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic earnings per share	$418.0	87.1	$4.80	$1,279.1	91.1	$14.05	$2,377.3	96.7	$24.60
Stock options and stock awards	—	0.5		—	0.5		—	0.8
Diluted earnings per share	$418.0	87.6	$4.77	$1,279.1	91.6	$13.97	$2,377.3	97.5	$24.39
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Years Ended December 31,
	2023	2022	2021
Stock options	0.2	0.2	0.1
Stock Compensation Plans
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s Common Stock on the grant date. The grant date fair value of performance awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period, net of estimated forfeitures and the Company's determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. The estimation of equity awards that will ultimately vest requires judgment, and the Company considers many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur.
See Note 14 Stock Compensation Plans for assumptions used in calculating compensation expense for the Company’s stock compensation plans.
Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.
Supplies Inventory
Inventories, consisting primarily of purchased laboratory and customer supplies and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value. Supplies accounted for $385.1 and $412.8 and finished goods accounted for $89.5 and $57.8 of total inventory at December 31, 2023, and 2022, respectively. The Company's inventory reserve balance was $66.1 and $23.3, as of December 31, 2023 and 2022, respectively.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives, as indicated below, using the straight-line method.

	Years
Buildings and building improvements	10	-	55
Machinery and equipment	3	-	10
Furniture and fixtures	5	-	10
Software	3	-	10
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
Management performed its annual goodwill and intangible asset impairment testing as of the beginning of the fourth quarter of 2023. The Company elected to perform the qualitative assessment for goodwill and intangible assets for the domestic Dx reporting unit and the Clinical Trials Testing Solutions (CTTS) reporting unit, and a quantitative assessment for the Early Development (ED) reporting unit, and the Canadian reporting unit which includes indefinite-lived assets consisting of acquired Canadian licenses. Based upon the results of the qualitative and quantitative assessments, the Company concluded that the fair values of its domestic Dx, CTTS and Canadian reporting units, as of October 1, 2023, were greater than the carrying values. However, due to lower demand in the ED reporting unit in late 2023, which the Company anticipates will continue into early 2024 there is an expectation of lower near term revenue and profitability. Therefore, the Company concluded that the fair value of the ED reporting unit was less than carrying value and recorded a goodwill impairment of $333.6 in the BLS segment.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that the Company's conclusions regarding impairment or recoverability of goodwill or intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company's goodwill and intangible asset impairment testing performed as of the beginning of the fourth quarter of 2023 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2024 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and EBITDA.
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
Foreign currency forward contracts, which have been used by the Company to hedge foreign currency receivables, are recognized as assets or liabilities at their fair value. These contracts do not qualify for hedge accounting and the changes in fair value are recorded directly to earnings. The contracts are short-term in nature and the fair value of these contracts is based on market prices for comparable contracts. The fair value of these contracts is not significant as of December 31, 2023 and 2022.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

2.    DISCONTINUED OPERATIONS
A discontinued operation may include a component or a group of components of the Company's operations. A disposal of a component or a group of components is reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the following occurs: (i) a component (or group of components) meets the criteria to be classified as held for sale; (ii) the component or group of components is disposed of by sale; or (iii) the component or group of components is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spin-off). For any component classified as held for sale or disposed of by sale or other than by sale, qualifying for presentation as a discontinued operation, the Company reports the results of operations of the discontinued operations (including any gain or loss recognized on the disposal or loss recognized on classification as held for sale of a discontinued operation), less applicable income taxes (benefit), as a separate component in the consolidated statement of operations for current and all prior periods presented. The Company also reports assets and liabilities associated with discontinued operations as separate line items on the consolidated balance sheet for prior periods.
The spin-off of Fortrea was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea Common Stock to holders of record of Labcorp Common Stock. Each holder of record of Labcorp Common Stock received one share of Fortrea Common Stock for every share of Labcorp Common Stock held at 5:00 p.m., Burlington, North Carolina, time on June 20, 2023, the record date for the distribution (Distribution Date). The Company received external opinions from tax counsel and a private letter ruling from the U.S. Internal Revenue Service (the “IRS”) regarding the qualification of the spin-off of Fortrea as tax-free to Fortrea, the Company and the shareholders of the Company for U.S. federal income tax purposes.
In June 2023, Fortrea, prior to the spin-off and while a subsidiary of the Company, issued $570.0 of 7.500% senior secured notes due 2030 (the Fortrea Notes). The proceeds from the Fortrea Notes were used to fund cash payments of approximately $1,600.0 to the Company in connection with the spin-off. The Company does not guarantee the Fortrea Notes. Also in June 2023, Fortrea entered into three floating secured overnight financing rate (SOFR) credit facilities totaling $1,520.0. These are comprised of a $450.0 Revolver maturing June 30, 2028; a $500.0 Term Loan A maturing June 30, 2028; and a $570.0 Term Loan B maturing June 30, 2030.
In connection with the spin-off, the Company entered into several agreements with Fortrea on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with Fortrea after the spin-off, including a separation and distribution agreement, a tax matters agreement, an employee matters agreement, and a transition services agreement. These agreements contain the key provisions relating to the spin-off, including provisions relating to the principal intercompany transactions required to effect the spin-off, the conditions to the spin-off and provisions governing the relationship between Fortrea and the Company after the spin-off. The costs to provide these services are included in operating income and the service fees earned are included in other income.
Financial Information of Discontinued Operations
Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations reflect the after-tax results of Fortrea's business and spin-off-related fees, and do not include any allocation of general corporate overhead expense or interest expense of the Company.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table summarizes the significant line items included in Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021:

	For the Year Ended December 31,
	2023	2022	2021
Revenues	$1,506.6	$3,012.9	$2,984.8
Cost of revenues	1,244.5	2,336.7	2,352.9
Gross profit	262.1	676.2	631.9
Selling, general and administrative expenses	184.1	233.5	261.8
Amortization of intangibles and other assets	31.9	65.7	140.1
Goodwill and other asset impairments	—	9.8	—
Restructuring and other charges	3.0	29.8	19.1
Operating income	43.1	337.4	210.9
Other income (expense):
Interest expense	(0.5)	(0.5)	(0.3)
Investment income (expense)	(1.2)	1.4	1.4
Other, net	4.2	6.9	27.0
Earnings before income taxes	45.6	345.2	239.0
Provision for income taxes	6.8	68.1	57.1
Net earnings attributable to Laboratory Corporation of America Holdings	$38.8	$277.1	$181.9
The following table summarizes the carrying value of the significant classes of assets and liabilities classified as discontinued operations as of December 31, 2022:

December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$109.4
Accounts receivable, net	436.5
Unbilled services	583.6
Prepaid expenses and other	96.6
Total current assets	1,226.1
Property, plant and equipment, net	162.1
Goodwill, net	1,997.3
Intangible assets, net	823.3
Deferred income taxes	1.2
Other assets, net	54.3
Total assets	$4,264.3

LIABILITIES
Current liabilities:
Accounts payable	$82.6
Accrued expenses and other	281.8
Unearned revenue	271.5
Short-term operating lease liabilities	21.7
Total current liabilities	657.6
Operating lease liabilities	26.8
Deferred income taxes and other tax liabilities	192.8
Other liabilities	21.7
Total liabilities	$898.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

3.      REVENUES
Description of Revenues
Dx attributes revenues to a geographical region based upon where the diagnostic test is performed, while BLS attributes revenues to a geographical region based upon where the services are performed. The Company's revenue by segment payers/customer groups for the years ended December 31, 2023, 2022 and 2021 is as follows:

	For the Year Ended December 31, 2023				For the Year Ended December 31, 2022				For the Year Ended December 31, 2021
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	22%	—%	—%	22%	21%	—%	—%	21%
Patients	9%	—%	—%	9%	8%	—%	—%	8%	7%	—%	—%	7%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	39%	—%	—%	39%	42%	—%	—%	42%
Total Dx revenues by payer	77%	—%	—%	77%	77%	—%	—%	77%	78%	—%	—%	78%

BLS
Pharmaceutical, biotechnology and medical device companies	10%	9%	4%	23%	10%	9%	4%	23%	10%	9%	3%	22%

Total revenues	87%	9%	4%	100%	87%	9%	4%	100%	88%	9%	3%	100%
Revenues in the U.S. were $10,177.7 (83.7%), $9,930.3 (83.7%) and $10,981.2 (83.6%) for the years ended December 31, 2023, 2022, and 2021.
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
Within the Dx segment, a majority of the revenue transactions initiated when Dx receives a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. The Dx segment also enters into agreements that have monthly and non-testing based fees which are recognized each month as the services are provided.
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
Third-party reimbursement is also received through capitation agreements with MCOs and independent physician associations. Under capitated agreements, revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by Dx from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. Dx recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.
BLS Revenues
BLS revenue is generally recognized over time, as the services are delivered to the customer, based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The majority of the segment's contracts contain a single performance obligation, as the segment provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, BLS allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, BLS will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope. Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor costs, research model costs and allocated overhead. The estimate of total costs expected to complete the contract requires significant judgment, and these estimates are reviewed periodically. Any adjustments to the estimates are recognized on a cumulative catch-up basis in the period they become known.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume-based contracts the contract value is entirely variable and revenue is recognized as the specific product or service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
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
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to BLS of expenses, fees earned to date and, in some cases, a termination fee or a payment to BLS of some portion of the fees or profits that could have been earned by BLS under the contract if it had not been terminated early. Termination fees are included in revenues when services have been performed and realization is assured.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

BLS incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter primarily short-term contracts, BLS applies the practical expedient which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
BLS incurs costs to fulfill contracts with customers, which are recoverable through the service fees in the contract. Contract fulfillment costs include software implementation costs and setup costs for certain services. These costs are recognized as assets and amortized over the expected term of the contract to which the implementation relates, which is the period over which services are expected to be provided to the customer. This period typically ranges from 2 to 5 years. Amortization of deferred contract fulfillment costs is included in cost of goods sold.
Accounts Receivable, Unbilled Services and Unearned Revenue
Differences in the timing of revenue recognition and associated billing and cash collections result in recording accounts receivable, unbilled services and unearned revenue in the consolidated balance sheet. Payments received in advance of services being provided are contract liabilities recognized as unearned revenue. Revenue recognized in advance of billing are recognized as unbilled services and the majority of BLS's unbilled services represent unbilled receivables. Once a customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding accounts receivable is recognized. All contract assets are billable to customers within one year from the respective balance sheet date. The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	December 31, 2023	December 31, 2022
Dx accounts receivable	$1,135.2	$1,046.9
BLS accounts receivable	810.8	769.4
Less BLS allowance for doubtful accounts	(32.7)	(30.8)
Accounts receivable	$1,913.3	$1,785.5

Gross unbilled services	$192.9	$222.3
Less reserve for unbilled services	(7.5)	(10.6)
Unbilled services	$185.4	$211.8

Unearned revenue	$421.7	$310.6
Revenue recognized during the period, that was included in the unearned revenue balance at the beginning of the period, for the years ended December 31, 2023, 2022, and 2021 was $78.9, $99.7, and $110.7, respectively.
Credit Loss Rollforward
BLS estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the year ended December 31, 2023, is as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Allowance for credit losses as of December 31, 2021	$9.8	$13.9	$0.7	$24.4
Credit loss expense	11.7	—	—	11.7
Write offs	9.3	(3.4)	—	5.9
Allowance for credit losses as of December 31, 2022	$30.8	$10.5	$0.7	$42.0
Credit loss expense	6.3	—	—	6.3
Write offs	(4.4)	(3.0)	—	(7.4)
Ending allowance for credit losses as of December 31, 2023	$32.7	$7.5	$0.7	$40.9

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

4.   BUSINESS ACQUISITIONS AND DISPOSITIONS
2023
During the year ended December 31, 2023, the Company acquired several businesses and related assets for cash of approximately $671.5. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $340.8 in identifiable intangible assets and a residual amount of tax-deductible goodwill of approximately $296.9  The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and to partner with hospitals and health systems. The purchase price allocations for these acquisitions have not been finalized as of December 31, 2023. The preliminary valuation of acquired assets and assumed liabilities, include the following:

	Jefferson Health	Enzo BioChem	Providence Health and Services - Oregon	Tufts Medicine	Legacy	Other Business Acquisitions	Measurement Period Adjustments	Amounts Acquired During the Year Ended December 31, 2023
Accounts receivable	$—	$(2.8)	$—	$—	$—	$2.0	$0.2	$(0.6)
Inventories	—	—	1.3	—	—	—	—	1.3
Prepaid expenses and other	—	0.4	—	—	0.2	0.3	0.6	1.5
Property, plant and equipment	—	—	4.7	—	3.3	6.5	(1.5)	13.0
Goodwill	50.8	54.1	50.7	73.8	49.0	18.5	(29.4)	267.5
Intangible assets	57.2	61.1	57.2	83.2	55.2	26.9	19.5	360.3
Other assets	2.2	—	—	—	—	17.9	—	20.1
Total assets acquired	110.2	112.8	113.9	157.0	107.7	72.1	(10.6)	663.1
Accounts payable	—	—	—	—	—	1.2	—	1.2
Accrued expenses and other	—	—	3.9	—	—	1.2	(8.3)	(3.2)
Deferred income taxes	—	—	—	—	—	—	(2.3)	(2.3)
Other liabilities	—	—	—	—	—	(4.1)	—	(4.1)
Total liabilities acquired	—	—	3.9	—	—	(1.7)	(10.6)	(8.4)
Net assets acquired	$110.2	$112.8	$110.0	$157.0	$107.7	$73.8	$—	$671.5
Unaudited Pro Forma Information for 2023 Acquisitions
Had the aggregate of the Company's 2023 acquisitions been completed as of January 1, 2022, the Company's pro forma results would have been as follows:

	Years Ended December 31,
	2023	2022
Revenues	$12,350.1	$12,126.3
Earnings from continuing operations	397.2	1,030.3
2022
During the year ended December 31, 2022, the Company acquired various businesses and related assets for approximately $1,164.0 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $542.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $598.5. The amortization periods for intangible assets acquired from these transactions range from 15 to 19 years for customer relationships, 15 years for patents and technology, 5 years for non-compete agreements, and 5 to 10 years for trade names. These acquisitions were made primarily to extend the Company's geographic reach in important market areas and enhance the Company's scientific differentiation. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company's expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. The purchase price allocation for several of these transaction was preliminary for the year ended December 31, 2022. The areas of the purchase

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

price allocation that were not yet finalized related primarily to property, plant and equipment, intangible assets, goodwill and deferred income taxes. A summary of the net assets acquired in 2022 for these businesses is included below:

	Preliminary Personal Genome Diagnostics Inc.	Preliminary Ascension Healthcare	Other Acquisitions	Measurement Period Adjustments	Amounts Acquired During Year Ended December 31, 2022
Accounts receivable	$4.1	$—	$(1.3)	$(2.3)	$0.5
Unbilled services	2.9	—	—	(3.2)	(0.3)
Inventories	2.5	24.6	—	—	27.1
Prepaid expenses and other	1.2	0.4	0.3	—	1.9
Property, plant and equipment	9.9	43.5	0.1	—	53.5
Deferred income taxes	17.5	—	—	15.2	32.7
Goodwill	346.8	125.0	126.7	(40.4)	558.1
Intangible assets	136.6	233.2	172.5	30.4	572.7
Other assets	12.5	—	2.3	(2.3)	12.5
Total assets acquired	534.0	426.7	300.6	(2.6)	1,258.7
Accounts payable	3.8	—	—	(0.1)	3.7
Accrued expenses and other	57.3	—	15.4	0.1	72.8
Unearned revenue	3.3	—	—	(2.6)	0.7
Lease liabilities	—	2.9	—	—	2.9
Other liabilities	14.6	—	—	—	14.6
Total liabilities acquired	79.0	2.9	15.4	(2.6)	94.7
Net assets acquired	$455.0	$423.8	$285.2	$—	$1,164.0
Unaudited Pro Forma Information for 2022 Acquisitions
Had the aggregate of the Company's 2022 acquisitions been completed as of January 1, 2021, the Company's pro forma results would have been as follows:

	Years Ended December 31,
	2022	2021
Revenues	$11,984.7	$13,325.7
Earnings from continuing operations	1,006.8	2,182.4
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Amounts Acquired During Year Ended December 31, 2021
Accounts receivable	$10.8
Unbilled services	3.2
Inventories	1.6
Prepaid expenses and other	3.0
Property, plant and equipment	56.6
Goodwill	298.4
Intangible assets	198.5
Total assets acquired	572.1
Accounts payable	2.5
Accrued expenses and other	3.9
Unearned revenue	6.6
Other liabilities	62.2
Total liabilities acquired	75.2
Net assets acquired	$496.9
Unaudited Pro Forma Information for 2021 Acquisitions
Had the aggregate of the Company's 2021 acquisitions been completed as of January 1, 2021, the Company's pro forma results would have been as follows:

Years Ended December 31, 2021
Revenues	$13,231.8
Earnings from continuing operations	2,198.6
5. RESTRUCTURING AND OTHER CHARGES
During 2023, the Company recorded net restructuring charges of $49.1. The charges were comprised of $33.4 in severance and other personnel costs, $22.3 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of a previously established liability of $1.7 in unused severance and $4.9 in unused facility-related costs.
During 2022, the Company recorded net restructuring charges of $54.0. The charges were comprised of $24.8 in severance and other personnel costs and $31.1 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of a previously established liability of $1.4 in unused severance and $0.5 in unused facility-related costs.
During 2021, the Company recorded net restructuring charges of $24.0. The charges were comprised of $12.4 in severance and other personnel costs, $12.0 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of a previously established liability of $0.3 in unused severance and $0.2 in unused facility-related costs.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following represents the Company’s restructuring activities for the period indicated:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Balance as of December 31, 2021	$3.7	$1.6	$5.3
Restructuring charges	24.8	31.1	55.9
Reduction of prior restructuring accruals	(1.4)	(0.5)	(1.9)
Cash payments and other adjustments	(25.0)	(22.8)	(47.8)
Balance as of December 31, 2022	2.1	9.4	11.5
Restructuring charges	33.4	22.3	55.7
Reduction of prior restructuring accruals	(1.7)	(4.9)	(6.6)
Cash payments and other adjustments	(26.2)	(13.8)	(40.0)
Balance as of December 31, 2023	$7.6	$13.0	$20.6
Current			$9.5
Non-current			11.1
			$20.6
The non-current portion of the restructuring liabilities is expected to be paid out over 9.7 years. Cash payments and other adjustments include the reclassification of profit sharing, pension, and holiday accrual.
6. LEASES
The Company has operating and finance leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to 15 years, some of which include options to extend the leases for up to 15 years.
The components of lease expense were as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Operating lease cost	$202.6	$198.1

Finance lease cost:
Amortization of right-of-use assets	$7.1	$8.0
Interest on lease liabilities	4.8	5.2
Total finance lease cost	$11.9	$13.2
Supplemental cash flow information related to leases was as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(209.7)	$(200.2)
Operating cash flows from finance leases	(4.8)	(5.2)
Financing cash flows from finance leases	(12.6)	(12.3)

ROU assets obtained in exchange for lease obligations:
Operating leases	$106.4	$159.2
Finance leases	2.3	—

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease ROU assets (included in Property, plant and equipment, net)	$737.1	$738.1

Short-term operating lease liabilities	165.8	163.8
Operating lease liabilities	648.9	652.9
Total operating lease liabilities	$814.7	$816.7
Finance Leases
Finance lease ROU assets (included in Other assets)	$69.5	$74.9

Short-term finance lease liabilities	6.4	6.0
Financing lease liabilities	78.6	83.6
Total finance lease liabilities	$85.0	$89.6

Weighted Average Remaining Lease Term
Operating leases	8.4	9.0
Finance leases	14.7	15.6

Weighted Average Discount Rate
Operating leases	4.1%	3.6%
Finance leases	5.3%	5.5%
Maturities of lease liabilities are as follows:

Year Ended December 31, 2023	Operating Leases	Finance Leases
2024	$200.1	$11.3
2025	161.2	9.2
2026	114.1	8.6
2027	86.1	8.2
2028	70.7	7.6
Thereafter	330.1	78.3
Total lease payments	$962.3	$123.2
Less imputed interest	(147.6)	(38.2)
Less current portion	(165.8)	(6.4)
Total maturities, due beyond one year	$648.9	$78.6
Rent expense for short term leases with a term less than one year for the years ended December 31, 2023, 2022, and 2021 amounted to $31.9, $22.2, $19.5, respectively. The Company has variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the year ended December 31, 2023, 2022 and 2021 were $32.7, $27.9, and $28.4, respectively.
7.   PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2023	December 31, 2022
Land	$98.8	$98.5
Buildings and building improvements	1,083.8	1,009.8
Machinery and equipment	2,008.0	1,820.4
Software	924.7	811.6
Leasehold improvements	515.8	484.0
Furniture and fixtures	106.5	109.6
Construction in progress	342.2	306.5
Operating lease ROU assets	737.1	738.1
	5,816.9	5,378.5
Less accumulated depreciation	(2,905.1)	(2,584.4)
	$2,911.8	$2,794.1

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Depreciation expense and amortization of property, plant and equipment was $361.1, $343.6 and $347.6 for 2023, 2022 and 2021, respectively, including software amortization of $76.6, $75.7, and $73.7 for 2023, 2022 and 2021, respectively.
8.  GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill (net of impairment) for the years ended December 31, 2023 and 2022 were as follows:

	Dx		BLS		Total
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Balance as of January 1	$4,533.5	$4,046.2	$1,590.2	$1,844.8	$6,123.7	$5,891.0
Goodwill acquired during the year	296.9	557.9	—	40.6	296.9	598.5
Impairment	—	—	(333.6)	(260.0)	(333.6)	(260.0)
Foreign currency impact and other adjustments to goodwill	(16.5)	(70.6)	72.0	(35.2)	55.5	(105.8)
Balance at end of year	$4,813.9	$4,533.5	$1,328.6	$1,590.2	$6,142.5	$6,123.7
The components of identifiable intangible assets are as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$3,868.6	$(1,367.2)	$2,501.4	$3,490.0	$(1,169.7)	$2,320.3
Patents, licenses and technology	526.6	(273.3)	253.3	520.4	(243.3)	277.1
Non-compete agreements	130.3	(60.4)	69.9	80.1	(46.8)	33.3
Trade names	16.4	(6.1)	10.3	16.4	(3.5)	12.9
Land use rights	3.5	(2.7)	0.8	3.5	(2.2)	1.3
Canadian licenses	498.8	—	498.8	468.7	—	468.7
Content	5.1	(4.7)	0.4	5.1	(4.2)	0.9
In process research and development	9.1	(2.0)	7.1	9.1	—	9.1
	$5,058.4	$(1,716.4)	$3,342.0	$4,593.3	$(1,469.7)	$3,123.6
During 2023, the Company recorded goodwill and other asset impairment charges of $349.0 which was primarily comprised of $333.6 of goodwill impairment for the ED reporting unit. During 2022, the Company recorded goodwill and other asset impairment charges of $261.7 which was primarily comprised of goodwill impairment and the impairment of a technology intangible asset.
The cumulative goodwill impairment for the Company through December 31, 2023 was $648.5 and relates completely to the ED reporting unit of the BLS segment.
In December 2020, the Company undertook a rebranding initiative and reduced the estimated useful life of its trade name assets to reflect their anticipated use through December 2021. This change in estimated useful life resulted in accelerated amortization of $30.8 in 2021.
A summary of amortizable intangible assets acquired during 2023, and their respective weighted average amortization periods are as follows:

	Amount	Weighted Average Amortization Period
Customer relationships	$260.6	12.5
Non-compete agreements	53.3	0.8
	$313.9	13.3
Amortization of intangible assets was $219.8, $193.6 and $229.5 in 2023, 2022 and 2021, respectively. Amortization expense of intangible assets is estimated to be $235.4 in fiscal 2024, $225.7 in fiscal 2025, $216.8 in fiscal 2026, $205.5 in fiscal 2027, $197.3 in fiscal 2028, and $1,675.0 thereafter.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

9. ACCRUED EXPENSES AND OTHER

	December 31, 2023	December 31, 2022
Employee compensation and benefits	$431.4	$444.6
Accrued taxes payable	127.5	105.6
Other	245.1	236.8
	$804.0	$787.0
10.  OTHER LIABILITIES

	December 31, 2023	December 31, 2022
Deferred compensation plan obligation	$107.4	$96.9
Defined-benefit plan obligation	64.5	50.8
Worker's compensation and auto	41.4	46.4
Cross currency swaps liability	53.7	45.7
Other	142.3	161.3
	$409.3	$401.1
11.  DEBT
Short-term borrowings and current portion of long-term debt at December 31, 2023, and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
4.00% senior notes due 2023	—	300.0
2.30% senior notes due 2024	400.0	—
3.25% senior note due 2024	600.0	—
Debt issuance costs	(1.3)	(0.4)
Current portion of note payable	1.1	1.7
Total short-term borrowings and current portion of long-term debt	$999.8	$301.3
Long-term debt at December 31, 2023, and 2022 consisted of the following:

	December 31, 2023	December 31, 2022
2.30% senior notes due 2024	—	400.0
3.25% senior notes due 2024	—	600.0
3.60% senior notes due 2025	1,000.0	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	430.4	420.3
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(26.3)	(33.8)
Note payable	0.6	2.3
Total long-term debt	$4,054.7	$5,038.8
Credit Facilities
On June 3, 2019, the Company entered into a $850.0 term loan (the 2019 Term Loan). The Company fully repaid the remaining 2019 Term Loan balance during the first quarter of 2021.
The Company maintains a senior revolving credit facility, which was amended and restated on April 30, 2021. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company's current revolving credit facility at December 31, 2023, or

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

December 31, 2022. As of December 31, 2023, the effective interest rate on the revolving credit facility was 6.44%. The credit facility expires on April 30, 2026.
Under the Company's the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at December 31, 2023, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
There were $91.3 in outstanding letters of credit as of December 31, 2023.
The scheduled payments of long-term debt at the end of 2023 are summarized as follows:

2024	$1,001.1
2025	1,000.0
2026	500.0
2027	600.0
2028	—
Thereafter	1,981.0
Total scheduled payments	5,082.1
Less current portion	(1,001.1)
Long-term debt, due beyond one year	$4,081.0
12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY

The Company is authorized to issue up to 265.0 shares of Common Stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of December 31, 2023 and 2022.
The changes in common shares issued and held in treasury are summarized below:

Common Shares Issued
	2023	2022	2021
Common stock issued at January 1	88.2	93.1	97.5
Common stock issued under employee stock plans	0.5	0.7	0.8
Purchase of common stock	(4.8)	(5.6)	(5.2)
Common stock issued at December 31	83.9	88.2	93.1
The Company’s treasury shares are recorded at aggregate cost.
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
Under the ASR Agreements, the Company made an aggregate payment of $1,000.0 to the Financial Institutions and received an aggregate initial number of approximately 3.7 shares of Common Stock from the Financial Institutions, which were removed from the outstanding share count in connection with entering into the ASR Agreements. In December 2023, the Company received 1.1 shares of its Common Stock as a final settlement from the Financial Institutions. The average daily volume weighted average price less discount per share was $206.85. The Company has accrued $9.0 of excise tax related to this accelerated share repurchase which will be paid in April 2024.
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

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Additionally, during the twelve months ended December 31, 2022, the Company repurchased 4.7 shares of Common Stock at an average price of $233.48 per share for a total cost of $1,100.0.
During 2021, the Company repurchased 5.2 shares of its common stock at an average price of $282.05 for a total cost of $1,668.5, which included $1,000.0 paid as part of an ASR.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
As of December 31, 2023 the remaining total available authorization was under the ASR was $530.4.
Dividends
For the twelve months ended December 31, 2023, the Company paid $254.0 in Common Stock dividends. On January 12, 2024, the Company announced a cash dividend of $0.72 per share of Common Stock for the first quarter, or approximately $61.5 in the aggregate. The dividend will be payable on March 13, 2024, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on February 27, 2024. The declaration and payment of any future dividends will be at the discretion of the Company's Board.
Accumulated Other Comprehensive Earnings
The components of accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2021	$(125.9)	$(66.0)	$(191.9)
Current year adjustments	(335.5)	52.5	(283.0)
Pension settlement charge	—	(3.1)	(3.1)
Amounts reclassified from accumulated other comprehensive earnings (a)	(0.9)	(4.6)	(5.5)
Tax effect of adjustments	—	(9.7)	(9.7)
Balance at December 31, 2022	$(462.3)	$(30.9)	$(493.2)
Fortrea Holdings Inc. spin	231.6	6.4	238.0
Current year adjustments	183.1	30.1	213.2
Pension settlement charge	—	(10.9)	(10.9)
Amounts reclassified from accumulated other comprehensive earnings (a)	—	(4.6)	(4.6)
Tax effect of adjustments	—	(1.8)	(1.8)
Balance at December 31, 2023	$(47.6)	$(11.7)	$(59.3)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost. Refer to Note 16 Pension and Postretirement Plans for additional information regarding the Company's net periodic benefit cost.
13.  INCOME TAXES
The sources of income before taxes, classified between domestic and foreign entities, are as follows:

	2023	2022	2021
Domestic	$504.0	$1,097.9	$2,455.0
Foreign	64.9	139.5	432.6
Total pre-tax income	$568.9	$1,237.4	$2,887.6

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The components of income tax expense attributable to continuing operations are as follows:

	Years Ended December 31,
	2023	2022	2021
Current tax expense:
Federal	$183.1	$150.8	$500.0
State	38.9	25.4	156.5
Foreign	44.6	34.0	71.9
	$266.6	$210.2	$728.4
Deferred tax expense/(benefit):
Federal	$(63.1)	$15.8	$(36.7)
State	(31.6)	0.6	(9.0)
Foreign	16.6	7.3	7.3
	(78.1)	23.7	(38.4)
Total income tax expense	$188.5	$233.9	$690.0
The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory U.S. rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax effect	4.0	4.2	3.9
Foreign earnings taxed at lower rates than the statutory U.S. rate	(2.2)	(0.7)	(0.7)
Tax credits	(3.8)	(5.4)	(0.1)
Impairment of assets	10.8	3.7	—
Limitation of officer compensation	1.7	1.2	0.3
Worthless stock loss	(2.6)	—	—
Deferred tax adjustments	2.7	(2.4)	(0.1)
Other	1.5	(2.7)	(0.4)
Effective rate	33.1%	18.9%	23.9%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accounts receivable	$27.9	$19.4
Employee compensation and benefits	81.7	96.5
Operating lease liability	191.4	182.6
Acquisition and restructuring reserves	9.2	7.0
Capitalized R&D costs	142.9	44.1
Tax loss carryforwards	246.9	241.9
Other	95.1	95.1
Total gross deferred tax assets	795.1	686.6
Less: valuation allowance	(150.2)	(151.3)
Deferred tax assets, net of valuation allowance	$644.9	$535.3

Deferred tax liabilities:
Right of use asset	$(175.3)	$(170.2)
Intangible assets	(614.8)	(605.1)
Property, plant and equipment	(163.5)	(166.5)
Other	(66.2)	(62.7)
Total gross deferred tax liabilities	$(1,019.8)	$(1,004.5)

Net deferred tax liabilities	$(374.9)	$(469.2)

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The table below provides a rollforward of the valuation allowance:

	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$151.3	$149.2	$167.6
Movements charged to expense	(8.9)	10.2	6.8
Reductions and other adjustments	7.8	(8.1)	(25.2)
Ending balance	$150.2	$151.3	$149.2
The Company has U.S. federal tax loss carryforwards of approximately $127.0, which expire periodically through 2037, as well as post-2017 carryforwards of $179.1 that are limited to 80% of taxable income and have an indefinite carryforward period. The utilization of tax loss carryforwards is limited due to change of ownership rules; however, at this time, the Company expects to fully utilize substantially all U.S. federal tax loss carryforwards with the exception of approximately $8.4 for which a full valuation allowance has been provided. The Company has U.S. state tax loss carryforwards of $442.8, a portion of which expire annually, and on which a valuation allowance of $403.0 has been provided. In addition to federal and state tax loss carryforwards, the Company has other federal and state attribute carryforwards of $114.4. A portion of these attribute carryforwards will expire through 2024 and have a valuation allowance of $69.2 while the remainder have indefinite carryforward periods. The Company has foreign tax loss carryforwards of $117.2, the majority of which have indefinite carryforward periods, but a valuation allowance of $7.9 has been provided for jurisdictions where the future tax benefits of the attributes are not more likely than not to be realized. Additionally, the Company has foreign tax loss carryforwards of $444.3 which expire periodically through 2038 and foreign tax loss carryforwards of $14.5 which expire periodically through 2043 that have full valuation allowances. In addition to the foreign net operating losses, the Company has a foreign capital loss carryforward of $27.4 with an indefinite carryforward period and a full valuation allowance.
The valuation allowance decreased from $151.3 in 2022 to $150.2 in 2023 primarily due to releases of valuation allowances on certain U.S. capital losses and state net operating losses which were offset by the establishment of valuation allowances on acquired net operating losses recorded through purchase accounting.
Unrecognized income tax benefits were $29.9 and $37.5 at December 31, 2023, and 2022, respectively. It is anticipated that the amount of the unrecognized income tax benefits will decrease by $0.2 within the next 12 months due to statute of limitation lapses; however, these changes are not expected to have a significant impact on the results of operations, cash flows or the financial position of the Company.
The Company recognizes interest and penalties related to unrecognized income tax benefits in income tax expense. Accrued interest and penalties related to uncertain tax positions totaled $0.1 and $2.3 as of December 31, 2023, and 2022, respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $0.0, $0.8 and $0.0, respectively, in interest and penalties expense, which was offset by a benefit from reversing previous accruals for interest and penalties of $1.8, $0.0 and $1.1, respectively.
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance as of January 1	$37.5	$39.6	$18.6
Increase in reserve for tax positions taken in the current year	1.8	1.8	—
Increase in reserve for tax positions taken in a prior period	10.4	10.6	31.1
Decrease in reserve for tax positions taken in a prior period	(4.0)	—	(8.1)
Decrease in reserve as a result of settlements	(7.2)	(10.4)	—
Decrease in reserve as a result of lapses in the statute of limitations	(8.6)	(4.1)	(2.0)
Balance as of December 31	$29.9	$37.5	$39.6
Also included in the balance of unrecognized tax benefits as of December 31, 2023, 2022 and 2021, are $0.0, $0.0 and $0.9, respectively, of tax benefits that, if recognized, would result in adjustments to other tax accounts, primarily deferred taxes. As of December 31, 2023, 2022 and 2021 there are $29.9, $37.5 and $38.7, respectively, of tax benefits that, if recognized, would favorably impact the effective income tax rate.
The Company has substantially concluded all U.S. federal income tax matters for years through 2018 and is currently under IRS examination for tax years 2019 and 2020. Substantially all material state and local and foreign income tax matters have been concluded through 2017 and 2018, respectively. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

As a result of the Tax Cuts and Jobs Act (TCJA), the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company still considers the earnings of its foreign subsidiaries to be permanently reinvested, but, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. The Company has unremitted earnings and profits of $607.6 and $927.4 that are permanently reinvested in its foreign subsidiaries as of December 31, 2023, and 2022, respectively. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Pillar Two legislation arising from the Organisation for Economic Co-operation and Development’s base erosion and profit shifting initiative has been enacted or substantively enacted in certain jurisdictions the Company operates. The legislation will be effective for the Company’s financial year beginning January 1, 2024. The Company is in scope of the enacted or substantively enacted legislation and has performed an assessment of the Company’s potential exposure to Pillar Two income taxes.
The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting, and financial statements for the constituent entities in the Company. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which the Company operates are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply and the Pillar Two effective tax rate is close to 15%. The Company does not expect a material exposure to Pillar Two income taxes in those jurisdictions.
14.  STOCK COMPENSATION PLANS
Stock Incentive Plans
In 2016, the shareholders approved the Laboratory Corporation of America Holdings 2016 Omnibus Incentive Plan (the Plan). Under the Plan, as of December 31, 2023, there are 9.4 shares authorized for issuance and 3.5 shares available for grant.
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
Changes in options outstanding under the plans for the period indicated were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2022	0.5	169.31
Granted	0.1	219.83
Outstanding at December 31, 2023	0.6	174.45	6.0	$32.2
Exercisable at December 31, 2023	0.5	159.05	5.4	$31.3
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023.
Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements during the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Cash received by the Company	$2.9	$7.1	$6.8
Tax benefits realized	$0.7	$1.8	$1.7
Aggregate intrinsic value	$0.7	$8.2	$13.4

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table shows the weighted average grant-date fair values of options issued during the respective year and the weighted average assumptions that the Company used to develop the fair value estimates:

	2023	2022	2021
Fair value per option	$72.27	$68.35	$55.75
Weighted average expected life (in years)	6.0	6.0	6.0
Risk free interest rate	3.4%	2.0%	0.6%
Expected volatility	29.8%	28.6%	28.6%
Expected dividend yield	1.4%	0.9%	N/A
The Black Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company estimates expected option terms through an analysis of actual, historical post-vesting exercise, cancellation and expiration behavior by employees and projected post-vesting activity of outstanding options. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2023, 2022 and 2021, expense related to the Company’s stock option plan totaled $3.8, $4.3 and $3.6, respectively, and is included in selling, general and administrative expenses.
Restricted Stock, Restricted Stock Units and Performance Shares
The Company grants restricted stock, restricted stock units, and performance shares (non-vested shares) to officers and key employees and grants restricted stock and restricted stock units to non-employee directors. Restricted stock and units typically vest annually in equal one-third increments beginning on the first anniversary of the grant. A performance share grant in 2021 represents a three-year award opportunity for the period 2021-2023, and if earned, vests fully (to the extent earned) in the first quarter of 2024. A performance share grant in 2022 represents a three-year award opportunity for the period of 2022-2024 and, if earned, vests fully (to the extent earned) in the first quarter of 2025. A performance share grant in 2023 represents a three-year award opportunity for the period of 2023-2025 and, if earned, vests fully (to the extent earned) in the first quarter of 2026. Performance share awards are subject to certain earnings per share, revenue, and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned restricted stock and performance share compensation is amortized to expense, when probable, over the applicable vesting periods. For 2023, 2022, and 2021, total restricted stock, restricted stock unit, and performance share compensation expense was $111.1, $97.7 and $114.6, respectively.
The following table shows a summary of non-vested shares for the year ended December 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2023	1.1	$231.30
Granted	0.5	224.11
Vested	(0.5)	208.71
Canceled	(0.1)	235.27
Non-vested at December 31, 2023	1.0	$248.41
Unrecognized Compensation Cost
As of December 31, 2023, there was $83.0 of total unrecognized compensation cost related to non-vested stock options, restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Company's stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.9 years and will be included in cost of revenues and selling, general and administrative expenses.
Employee Stock Purchase Plan
Under the 2016 Employee Stock Purchase Plan, the Company is authorized to issue 1.8 shares of Common Stock. The plan permits substantially all U.S., Canada and United Kingdom employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues shares to participating employees semi-annually in January and July of each year, although due to the spin-off of Fortrea shares for the first offering period were issued in May of 2023. Approximately 0.3, 0.2 and 0.2 shares were purchased by eligible employees in 2023, 2022 and 2021, respectively. For 2023, 2022 and 2021, expense related to the Company’s employee stock purchase plan was $13.8, $14.8 and $14.6, respectively.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	2023	2022	2021
Fair value of the employee’s purchase right	$49.19	$62.50	$59.89
Valuation assumptions
Risk free interest rate	5.0%	1.3%	0.1%
Expected volatility	0.3	0.3	0.3
Expected dividend yield	1.4%	0.9%	—%
15.  COMMITMENTS AND CONTINGENCIES
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
On December 29, 2021, the Company was served with a putative class action lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the court entered an order granting the Company's Motion to Dismiss. On March 13, 2023, Plaintiffs filed a Notice of Appeal. The Company will vigorously defend the Nolan lawsuit.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company's Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. The Company will vigorously seek rehearing and further appeal if necessary.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit seeks monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the remaining patent at issue, finding that the Company willfully infringed Ravgen's patent, and awarded damages of $272.0. Plaintiff filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney's fees and costs. On May 12, 2023, the court issued an order granting Plaintiff's motion in part and awarding damages of $100.0. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and the Company has filed an appeal of this decision.
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16,

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On February 24, 2022, the parties entered into a Memorandum of Understanding of the terms of a settlement of the Bermejo I and Bermejo II lawsuits. The court granted preliminary approval of the parties' settlement agreement of the Bermejo I lawsuit on March 17, 2023, and of the Bermejo II lawsuit on November 29, 2023. The settlement funds for the Bermejo I and Bermejo II settlements have been transferred to a claims administrator for processing. Once the claims administration is completed, the parties will seek final settlement approval from the Court.
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
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al., filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. On June 24, 2021, the District Court remanded the case to the Superior Court of California, County of Los Angeles on the grounds that potential damages did not meet the Class Action Fairness Act (CAFA), 28 U.S.C. § 1332(d), jurisdictional threshold. The parties entered into a settlement agreement dated September 9, 2022. On December 13, 2023, the Court granted preliminary approval of the settlement. The settlement funds have been transferred to a claims administrator for processing. Once the claims administration is completed, the parties will seek final settlement approval from the Court.
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company's website uses Google Analytics and other online tracking technologies. On October 11, 2023, the Company filed a Motion to Dismiss the Amended Complaint. The Company will vigorously defend the lawsuit.
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
On February 13, 2024, a putative class action lawsuit, Michael Wiggins and Teri Stevens v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Company’s website includes a computer code created by Google that sent information to Google related to Plaintiffs and their online activities. Plaintiffs assert statutory and common law claims against the Company and seek to represent a class of all persons whose protected health information was allegedly shared with Google from the Company's website before March 8, 2023. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. The Company will vigorously defend the lawsuit.
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
16.  PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various U.S. defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. Total expense, for the years ended December 31, 2023, 2022, and 2021, was $167.6, $128.2 and $111.2, respectively.
Defined Benefit Pension Plans
The Company sponsors both funded and unfunded defined benefit pension plans which provide benefits based on various criteria such as years of service and salary. The Company maintained two plans in the United States, two plans in the United Kingdom and one in Germany.
The two plans in the United States (U.S. Plans) were closed to new entrants and the accrual of service credits at the end of 2009. The U.K. pension plan was closed to new entrants and the accrual of service credits for one plan as of December 31, 2002, and the accrual of service credits for the other plan as of December 31, 2019. The German plan was closed to new entrants on December 31, 2009 but participants continue to accrue service credits. The U.K. and German plans are aggregated for disclosure as the Non-U.S. Plans.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2023	2022	2021	2023	2022	2021
Service cost for benefits earned	$3.9	$2.8	$3.9	1.4	2.4	2.2
Interest cost on benefit obligation	12.3	9.1	8.3	15.2	9.1	7.2
Expected return on plan assets	(11.6)	(12.9)	(17.3)	(16.7)	(15.8)	(14.3)
Net amortization and deferral	4.5	4.6	10.0	0.1	0.8	1.9
Settlements	10.9	4.1	3.7	—	(1.1)	—
Defined-benefit plan costs	$20.0	$7.7	$8.6	—	(4.6)	(3.0)
Service costs are the only component of net periodic benefit costs recorded within Operating income. For the year ended December 31, 2023, the Company recognized a partial plan settlement charge of $10.9 as a component of Other, net.
The amounts recognized in accumulated other comprehensive earnings are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2023	2022	2023	2022
Net actuarial loss in accumulated other comprehensive earnings	$47.2	$60.9	$19.1	$22.6
Change in Projected Benefit Obligation
The change in the projected benefit obligation as of December 31, 2023, and December 31, 2022, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2023	2022	2023	2022
Balance at beginning of the year	$259.5	$333.3	$319.9	$569.8
Service cost	3.9	2.8	1.4	2.4
Interest cost	12.3	9.1	15.2	9.1
Actuarial (gain) loss	11.7	(58.4)	7.0	(187.7)
Benefits and administrative expenses paid	(55.5)	(27.3)	(14.2)	(19.5)
Foreign currency exchange rate changes	—	—	16.4	(54.2)
Balance at end of the year	$231.9	$259.5	$345.7	$319.9
The accumulated benefit obligation as of December 31, 2023 and 2022 was $231.9 and $259.5, respectively for the U.S. Plans and $345.7 and $319.9, respectively for the Non-U.S. Plans.
Change in Fair Value of Plan Assets
The change in plan assets as of December 31, 2023, and December 31, 2022, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2023	2022	2023	2022
Balances at beginning of the year	$226.8	$299.9	$301.2	$485.2
Company contributions	—	—	14.1	13.8
Actual return on plan assets	21.6	(48.2)	18.0	(134.7)
Benefits and administrative expenses paid	(53.1)	(24.9)	(13.7)	(14.9)
Foreign currency exchange rate changes	—	—	16.3	(48.2)
Fair value of plan assets at end of year	$195.3	$226.8	$335.9	$301.2

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Change in Funded Status and Reconciliation of Amounts Recorded in the Balance Sheet
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the consolidated balance sheet as of December 31, 2023, and December 31, 2022, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2023	2022	2023	2022
Funded status	$36.6	$32.7	$9.8	$22.8

Recorded as:
Other assets	$—	$2.2	$21.5	$7.0
Accrued expenses and other	2.5	2.4	0.7	0.6
Other liabilities	34.1	32.5	30.6	29.2
Assumptions
Weighted average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans			Non-U.S. Plans
	Year ended December 31,
	2023	2022	2021	2023	2022	2021
Discount rate	5.5%	2.8%	2.4%	4.0%	2.1%	1.1%
Salary increases	N/A	N/A	N/A	2.0%	2.0%	2.0%
Expected long term rate of return	6.0%	4.5%	6.0%	5.3%	3.6%	3.1%
Cash balance interest credit rate	4.0%	4.0%	4.0%	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2023 retirement plan expense of $0.4 for the U.S. Plans. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2023 retirement plan expense of $0.7 for the Non-U.S. Plans.
Weighted average assumptions used to determine net periodic benefit obligations are as follows:

	U. S. Plans		Non-U.S. Plans
	Year ended December 31,
	2023	2022	2023	2022
Discount rate	5.1%	5.5%	4.3%	4.8%
Salary increases	N/A	N/A	2.0%	2.0%
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
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2023 pension expense of $2.2 for the U.S. Plans. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2023 pension expense of $3.1 for the Non-U.S. Plans.
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
Plan Assets
The fair values of the assets at December 31, 2023, and 2022, by asset category are as follows:

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$3.3	$—	$3.3
U.S. equity index funds		—	27.3	27.3
International equity index funds		—	11.4	11.4
Real estate		—	4.0	4.0
General bond index funds		—	149.3	149.3
Total fair value		$3.3	$192.0	$195.3

Non U.S. Plans
Cash and cash equivalents	Level 1	$46.2	$—	$46.2
Annuities	Level 3	52.8	—	52.8
Pooled investment funds		—	236.9	236.9
Total fair value		$99.0	$236.9	$335.9

Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$3.9	$—	$3.9
U.S. equity index funds		—	39.6	39.6
International equity index funds		—	17.0	17.0
Real estate index fund		—	5.0	5.0
General bond index funds		—	161.3	161.3
Total fair value		$3.9	$222.9	$226.8

Non U.S. Plans
Cash and cash equivalents	Level 1	$3.0	$—	$3.0
Annuities	Level 3	50.1	—	50.1
Pooled investment funds		—	248.1	248.1
Total fair value		$53.1	$248.1	$301.2
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

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at January 1, 2022	$81.3
Actual return on plan assets	(31.2)
Balance at December 31, 2022	50.1
Actual return on plan assets	2.7
Balance at December 31, 2023	$52.8
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
The weighted average asset allocation of the plan assets as of December 31, 2023, by asset category is as follows:

	December 31, 2023
	U.S. Plans	Non-U.S. Plans
Equity securities	19.8%	26.6%
Debt securities	76.4%	40.8%
Annuities	—%	15.7%
Real estate	2.1%	3.3%
Other	1.7%	13.7%
The weighted average target asset allocation of the plan assets is as follows:

	U.S. Plans			Non U.S. Plans
Equity securities	13.0%	to	25.5%	25.0%	to	35.0%
Debt securities	67.0%	to	87.0%	35.0%	to	45.0%
Annuities	—%	to	—%	10.0%	to	20.0%
Real estate	0.5%	to	4.3%	—%	to	10.0%
Other	—%	to	5.0%	10.0%	to	25.0%
Pension Funding and Cash Flows
The Company expects to make approximately $16.8 in required contributions to its defined benefit pension plans during 2024. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2024, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
The estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

	U. S. Plans	Non-U. S. Plans
2024	$21.8	$16.4
2025	22.4	16.2
2026	21.6	17.6
2027	20.8	18.0
2028	21.1	18.3
Years 2029 to 2033	92.2	97.8
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
Post-retirement Medical Plan
The Company assumed obligations under a subsidiary's post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year ended December 31,
	2023	2022	2021
Interest cost on benefit obligation	$0.2	$0.1	$0.1
Net amortization and deferral	—	0.2	0.3
Post-retirement medical plan costs	$0.2	$0.3	$0.4

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Amounts included in accumulated other comprehensive earnings consist of unamortized net (income) loss of $(0.8) and $(0.2).
A summary of the changes in the accumulated post-retirement benefit obligation follows:

	2023	2022
Balance at January 1	$3.9	$5.2
Interest cost on benefit obligation	0.2	0.1
Actuarial loss	(0.2)	(0.9)
Benefits paid	(0.3)	(0.5)
Balance at December 31	$3.6	$3.9

Recorded as:
Accrued expenses and other	$0.6	$0.6
Other liabilities	3.0	3.3
	$3.6	$3.9
The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 5.1% and 5.5% as of December 31, 2023, and 2022, respectively. The healthcare cost trend rate was removed due to the expectation of future funding to be at the same level as the previous year's funding.
The following assumed benefit payments under the Company's post-retirement benefit plan, which reflect expected future service, as appropriate, and which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

2024	$0.6
2025	0.5
2026	0.4
2027	0.3
2028	0.3
Years 2029 and thereafter	1.0
Deferred Compensation Plan
The Company has Deferred Compensation Plans (DCP) under which certain of its executives may elect to defer up to 100.0% of their annual cash incentive pay and/or up to 50.0% of their annual base salary and/or eligible commissions subject to annual limits established by the U.S. government. The DCP provides executives a tax efficient strategy for retirement savings and capital accumulation without significant cost to the Company. The Company makes no contributions to the DCP. Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant, which is used for measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. The amounts accrued under these plans were $107.4 and $96.9 at December 31, 2023, and 2022, respectively. Deferred amounts are the Company's general unsecured obligations and are subject to claims by the Company's creditors. The Company's general assets may be used to fund obligations and pay DCP benefits.

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

17.   FAIR VALUE MEASUREMENTS

The Company’s population of financial assets and liabilities subject to fair value measurements as of December 31, 2023, and 2022 were as follows:

			Fair Value Measurements as of
			December 31, 2023
	Balance Sheet Classification	Fair Value as of December 31, 2023	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swaps	Accrued expenses and other/Other liabilities	109.0	—	109.0	—
Interest rate swaps	Other liabilities, net	69.6	—	69.6	—
Cash surrender value of life insurance policies	Other assets, net	95.4	—	95.4	—
Deferred compensation asset	Other assets, net	21.1	—	21.1	—
Deferred compensation liability	Other liabilities	107.4	—	107.4	—
Contingent consideration	Accrued expenses and other/Other liabilities	66.1	—	—	66.1

			Fair Value Measurements as of
			December 31, 2022
	Balance Sheet Classification	Fair Value as of December 31, 2022	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities, net	45.7	—	45.7	—
Interest rate swaps	Other liabilities	79.7	—	79.7	—
Cash surrender value of life insurance policies	Other assets, net	100.7	—	100.7	—
Deferred compensation liability	Other liabilities	96.9	—	96.9	—
Contingent consideration	Accrued expenses and other/Other liabilities	77.4	—	—	77.4

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at January 1, 2022	$21.9
Addition	68.3
Cash payments and adjustments	(12.8)
Balance at December 31, 2022	77.4
Cash payments and adjustments	(11.3)
Balance at December 31, 2023	$66.1
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s consolidated balance sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. During the year ended December 31, 2023, the carrying value of the noncontrolling interest put decreased by $1.0 for foreign currency translation.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the Senior Notes, based on market pricing, was approximately $4,850.4 and $4,973.9 as of December 31, 2023, and 2022, respectively. The Company's note and debt instruments are considered Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
18.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Swap
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month SOFR (changed from LIBOR to SOFR during 2023) plus 1.0706%. These agreements were designated as hedges against changes in the fair value of a portion of the Company's long-term debt.
Cross Currency Swaps
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0. The initial cross-currency swap matures in 2025 and the cross currency swap entered into in 2022 matures in 2024. These instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary.
The table below presents the fair value of derivatives on a gross basis and the balance sheet classification of those instruments:

		December 31, 2023			December 31, 2022
		Fair Value of Derivative			Fair Value of Derivative
	Balance Sheet Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Interest rate swap	Other liabilities	—	69.6	500.0	—	79.7	500.0
Cross currency swaps	Accrued expenses and other/Other liabilities	—	109.0	600.0	—	45.7	600.0

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amount included in other comprehensive income			Amounts reclassified to the Statement of Operations
	Year Ended December 31,			Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Cross currency swaps	$(63.3)	$(12.9)	$7.6	$—	$0.9	$—
In May 2022, the Company reclassified a gain of $0.9 to the Consolidated Statement of Operations within other, net, due to the exit of $300.0 of the cross-currency swap agreements.
19.  SUPPLEMENTAL CASH FLOW INFORMATION

	Years Ended December 31,
	2023	2022	2021
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$221.5	$196.7	$194.5
Income taxes, net of refunds	206.8	474.9	964.7
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant and equipment	13.2	(5.6)	11.3

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

20.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the years ended December 31, 2023, 2022, and 2021. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
As a result of the spin-off, the Company recast the segment results to exclude the historical results of Fortrea. Additionally, the remaining operations of the Drug Development segment has been renamed as the BLS segment. Prior periods have been conformed for comparability.
The Company's segment performance measure was changed to exclude the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. These changes align with how the CODM now evaluates segment performance and allocates resources. Segment asset information is not presented because it is not used by the CODM at the segment level.

	2023	2022	2021
Revenues:
Dx	$9,415.1	$9,203.5	$10,363.6
BLS	2,774.2	2,697.3	2,860.7
Intercompany eliminations and other	(27.7)	(36.9)	(88.2)
Total revenues	$12,161.6	$11,863.9	$13,136.1

Operating Earnings:
Dx segment operating income	$1,591.3	$2,025.5	$3,205.6
BLS segment operating income	396.3	389.1	501.0
Segment operating income	1,987.6	2,414.6	3,706.6
General corporate and unallocated expenses	(644.1)	(468.8)	(404.5)
Amortization of intangibles and other assets	(219.8)	(193.6)	(229.5)
Restructuring and other charges	(49.1)	(54.0)	(24.0)
Goodwill and other asset impairments	(349.0)	(261.7)	—
Total operating income	$725.6	$1,436.5	$3,048.6

	2023	2022	2021
Depreciation
Dx	$236.1	$227.1	$238.6
BLS	112.5	112.8	106.3
General corporate	8.9	3.7	2.6
Total depreciation	$357.5	$343.6	$347.5

Geographic Distribution of property, plant and equipment, net:

	December 31, 2023
	Dx	BLS	Total
North America	$1,799.2	$619.0	$2,418.2
Europe	—	394.7	394.7
Other	—	98.9	98.9
Total property, plant and equipment, net	$1,799.2	$1,112.6	$2,911.8

	December 31, 2022
	Dx	BLS	Total
North America	$1,669.2	$639.7	$2,308.9
Europe	—	382.4	382.4
Other	—	102.7	102.7
Total property, plant and equipment, net	$1,669.2	$1,124.9	$2,794.1

Index
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

21.  SUBSEQUENT EVENTS
On February 14, 2024, the Company terminated its 2024 and 2025 U.S. Dollar to Swiss Franc cross currency swaps and entered into two new swaps, each with a notional value of $300.0 and maturity dates of 2031 and 2034, respectively.