Form 10-Q
period 2024-03-31
LABORATORY CORP OF AMERICA HOLDINGS
filed 2024-04-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Class	Shares Outstanding	Date
Common Stock $0.10 par value	84,293,628	April 29, 2024

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$99.3	$536.8
Accounts receivable, net	2,083.7	1,913.3
Unbilled services	120.4	185.4
Supplies inventory	475.0	474.6
Prepaid expenses and other	678.1	655.3
Total current assets	3,456.5	3,765.4
Property, plant and equipment, net	2,897.8	2,911.8
Goodwill, net	6,218.9	6,142.5
Intangible assets, net	3,394.1	3,342.0
Joint venture partnerships and equity method investments	17.7	26.9
Other assets, net	546.0	536.5
Total assets	$16,531.0	$16,725.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695.5	$827.5
Accrued expenses and other	649.3	804.0
Unearned revenue	377.5	421.7
Short-term operating lease liabilities	171.3	165.8
Short-term finance lease liabilities	6.4	6.4
Short-term borrowings and current portion of long-term debt	2,041.5	999.8
Total current liabilities	3,941.5	3,225.2
Long-term debt, less current portion	3,047.6	4,054.7
Operating lease liabilities	624.6	648.9
Financing lease liabilities	77.1	78.6
Deferred income taxes and other tax liabilities	397.2	417.9
Other liabilities	468.2	409.3
Total liabilities	8,556.2	8,834.6
Commitments and contingent liabilities
Noncontrolling interest	15.2	15.5
Shareholders’ equity:
Common stock, $0.10 par value, 84.3 and 83.9 shares outstanding at March 31, 2024, and December 31, 2023, respectively	7.7	7.7
Additional paid-in capital	82.0	38.4
Retained earnings	8,055.3	7,888.2
Accumulated other comprehensive loss	(185.4)	(59.3)
Total shareholders’ equity	7,959.6	7,875.0
Total liabilities and shareholders’ equity	$16,531.0	$16,725.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$3,176.6	$3,037.8
Cost of revenues	2,279.3	2,187.7
Gross profit	897.3	850.1
Selling, general and administrative expenses	508.4	457.2
Amortization of intangibles and other assets	60.1	53.4
Goodwill and other asset impairments	2.5	2.2
Restructuring and other charges	5.0	7.5
Operating income	321.3	329.8
Other income (expense):
Interest expense	(46.9)	(50.7)
Investment income	2.9	2.2
Equity method income (expense), net	0.1	(2.1)
Other, net	20.0	(6.9)
Earnings from continuing operations before income taxes	297.4	272.3
Provision for income taxes	69.1	63.9
Earnings from continuing operations	228.3	208.4
Earnings from discontinued operations, net of tax	—	4.9
Net earnings	228.3	213.3
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)
Net earnings attributable to Laboratory Corporation of America Holdings	$228.0	$212.9

Basic earnings per share:
Basic earnings per share continuing operations	$2.71	$2.35
Basic earnings per share discontinued operations	$—	$0.06
Basic earnings per share	$2.71	$2.41

Diluted earnings per share:
Diluted earnings per share continuing operations	$2.69	$2.34
Diluted earnings per share discontinued operations	$—	$0.05
Diluted earnings per share	$2.69	$2.39

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Net earnings	$228.3	$213.3
Foreign currency translation adjustments	(124.3)	48.1
Net benefit plan adjustments	(2.4)	1.2
Other comprehensive earnings (loss) before tax	(126.7)	49.3
Provision for income tax related to items of comprehensive earnings	0.6	(0.3)
Other comprehensive earnings (loss), net of tax	(126.1)	49.0
Comprehensive earnings	102.2	262.3
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)
Comprehensive earnings attributable to Laboratory Corporation of America Holdings	$101.9	$261.9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	212.9	—	212.9
Other comprehensive earnings (loss), net of tax	—	—	—	49.0	49.0
Dividends declared	—	—	(64.7)	—	(64.7)
Issuance of common stock under employee stock plans	—	27.6	—	—	27.6
Net share settlement tax payments from issuance of stock to employees	—	(20.5)	—	—	(20.5)
Stock compensation	—	40.6	—	—	40.6
BALANCE AT MARCH 31, 2023	$8.1	$47.7	$10,729.9	$(444.2)	$10,341.5

BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0
Net earnings attributable to Laboratory Corporation of America Holdings	—	—	228.0	—	228.0
Other comprehensive earnings (loss), net of tax	—	—	—	(126.1)	(126.1)
Dividends declared	—	—	(60.9)	—	(60.9)
Issuance of common stock under employee stock plans	—	26.7	—	—	26.7
Net share settlement tax payments from issuance of stock to employees	—	(14.7)	—	—	(14.7)
Stock compensation	—	31.6	—	—	31.6
BALANCE AT MARCH 31, 2024	$7.7	$82.0	$8,055.3	$(185.4)	$7,959.6

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$228.3	$213.3
Earnings from discontinued operations, net of tax	—	(4.9)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154.5	142.1
Stock compensation	31.6	32.9
Operating lease right-of-use asset expense	44.1	40.5
Goodwill and other asset impairments	2.5	2.2
Deferred income taxes	(19.5)	27.2
Other	(3.0)	9.6
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(187.1)	(108.4)
Decrease in unbilled services	63.9	56.9
Increase in supplies inventory	(0.6)	(10.0)
Increase in prepaid expenses and other	(24.9)	(57.5)
Decrease in accounts payable	(121.1)	(77.7)
(Decrease) increase in unearned revenue	(41.6)	16.3
Decrease in accrued expenses and other	(156.9)	(96.8)
Net cash provided by (used for) continuing operating activities	(29.8)	185.7
Net cash used for discontinued operating activities	—	(64.5)
Net cash provided by (used for) operating activities	(29.8)	121.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(133.8)	(78.2)
Proceeds from sale of assets	0.1	0.1
Proceeds from sale of business	13.5	—
Investments in equity affiliates	(13.7)	(6.1)
Acquisition of businesses, net of cash acquired	(259.2)	0.2
Net cash used for continuing investing activities	(393.1)	(84.0)
Net cash used for discontinued investing activities	—	(15.7)
Net cash used for investing activities	(393.1)	(99.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	253.2	827.9
Payments on revolving credit facilities	(210.8)	(827.9)
Net share settlement tax payments from issuance of stock to employees	(14.7)	(20.5)
Net proceeds from issuance of stock to employees	26.7	27.6
Dividends paid	(62.1)	(64.4)
Other	(4.0)	(3.3)
Net cash used for continuing financing activities	(11.7)	(60.6)
Net cash provided by discontinued financing activities	—	—
Net cash used for financing activities	(11.7)	(60.6)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	3.0
Net decrease in cash and cash equivalents	(437.5)	(36.1)
Cash and cash equivalents at beginning of period	536.8	430.0
Less: Cash and cash equivalents of discontinued operations at end of period	$—	$99.1
Cash and cash equivalents at end of period	$99.3	$294.8
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Laboratory Corporation of America® Holdings (Labcorp® or the Company) is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceuitcal companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives.
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS), formerly Drug Development. For further financial information about these segments, see Note 12 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended March 31, 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company. During the three months ended March 31, 2023, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company.
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
The condensed consolidated financial statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and do not contain certain information included in the Company’s fiscal year 2023 Annual Report on Form 10-K (Annual Report). Therefore, these interim statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report.
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
2.    DISCONTINUED OPERATIONS
On June 30, 2023 (the Distribution Date), Labcorp completed the previously announced separation (the Separation) from the Company of Fortrea Holdings Inc. (Fortrea), formerly the Company's Clinical Development and Commercialization Services (CDCS) business, into a separate, publicly-traded company. All historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
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
The following table summarizes the significant line items included in Earnings from Discontinued Operations, Net of Tax in the Consolidated Statements of Operations for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Revenues	$740.1
Cost of revenues	615.5
Gross profit	124.6
Selling, general and administrative expenses	96.4
Amortization of intangibles and other assets	15.9
Restructuring and other charges	1.1
Operating income	11.2
Other income (expense):
Other, net	(5.7)
Earnings before income taxes	5.5
Provision for income taxes	0.6
Net earnings attributable to Laboratory Corporation of America Holdings	$4.9

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
3.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three months ended March 31, 2024, and 2023, were as follows:

	For the Three Months Ended March 31, 2024				For the Three Months Ended March 31, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	25%	—%	—%	25%	25%	—%	—%	25%
Patients	10%	—%	—%	10%	9%	—%	—%	9%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	35%	—%	—%	35%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $2,654.6 (83.6%) and $2,557.4 (84.2%) for the three months ended March 31, 2024, and 2023, respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	March 31, 2024	December 31, 2023
Dx accounts receivable	$1,260.9	$1,135.2
BLS accounts receivable	857.0	810.8
Less BLS allowance for doubtful accounts	(34.2)	(32.7)
Accounts receivable	$2,083.7	$1,913.3

Gross unbilled services	$127.8	$192.9
Less reserve for unbilled services	(7.4)	(7.5)
Unbilled services	$120.4	$185.4

Unearned revenue	$377.5	$421.7
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $51.0 and $52.6 for the three months ended March 31, 2024 and 2023, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the three months ended March 31, 2024, was as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2023	$32.7	$7.5	$0.7	$40.9
Plus, credit loss expense	2.4	—	—	2.4
Less, write offs	0.9	0.1	—	1.0
Balance as of March 31, 2024	$34.2	$7.4	$0.7	$42.3
The credit loss expense in the first three months primarily related to the collection risk from several biotech receivable balances in the first quarter.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
4.    BUSINESS ACQUISITIONS AND DISPOSITIONS
During the three months ended March 31, 2024, the Company acquired several businesses and related assets for cash of approximately $259.2. These acquisitions consisted of the clinical and outreach businesses of Baystate Medical Center ($116.6), Providence Medical Foundation ($54.9), and Westpac Labs, Inc. ($87.7). The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $159.4 in identifiable intangible assets. A residual amount of tax deductible goodwill of approximately $141.7 was recorded as of March 31, 2024. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively. The purchase price allocations for these acquisitions have not been finalized as of March 31, 2024. The preliminary valuation of acquired assets and assumed liabilities, include the following:

	Baystate Medical Center	Providence Medical Foundation	Westpac Labs, Inc.	Amounts Acquired During the Three Months Ended March 31, 2024	Measurement Period Adjustments for Prior Year Acquisitions During the Three Months Ended March 31, 2024
Cash and cash equivalents	$—	$—	$—	$—	$—
Inventories	—	—	1.8	1.8	—
Property, plant and equipment	7.2	0.9	—	8.1	—
Goodwill	70.7	25.9	45.1	141.7	(7.4)
Intangible assets	79.6	29.0	50.8	159.4	7.4
Other assets	—	—	—	—	—
Total assets acquired	$157.5	$55.8	$97.7	$311.0	$—
Lease liabilities	7.2	0.9	—	8.1	—
Other liabilities	3.7	—	10.0	13.7	—
Total liabilities acquired	10.9	0.9	10.0	21.8	—
Net assets acquired	$146.6	$54.9	$87.7	$289.2	$—
Less escrow payment made in 2023	30.0	—	—	30.0	—
Cash paid for acquisitions	$116.6	$54.9	$87.7	$259.2	$—
During the three months ended March 31, 2023, the Company recorded several measurement period adjustments for 2022 acquisitions, relating to final valuations and deferred tax true-ups. The adjustments include the following:

Measurement Period Adjustments During Three Months Ended March 31, 2023
Cash and cash equivalents	$0.2
Goodwill	(30.5)
Intangible assets	19.9
Total assets acquired	$(10.4)
Accrued expenses and other	(8.4)
Deferred income taxes	(2.0)
Total liabilities acquired	(10.4)
Net assets acquired	$—
Pro Forma Information
Had the Company's total 2024 and 2023 acquisitions been completed as of January 1, the Company's pro forma results would have been as follows:

	Three Months Ended March 31,	Three Months Ended March 31,
	2024	2023
Revenues	$3,191.1	$3,106.0
Net earnings from continuing operations attributable to Laboratory Corporation of America Holdings	$227.5	$216.2
During the three months ended March 31, 2024, the Company sold the assets of its Beacon Laboratory Benefit Solutions, Inc. for $13.5 and recorded a gain of $4.9.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
5.    EARNINGS PER SHARE
Basic earnings per share is computed by dividing net earnings attributable to the Company by the weighted average number of shares of the Company's common stock outstanding. Diluted earnings per share is computed by dividing net earnings including the impact of dilutive adjustments by the weighted average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, restricted stock units, and performance share awards.
The following represents a reconciliation of basic earnings per share to diluted earnings per share:

	Three Months Ended March 31,
	2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$228.0	84.1	$2.71	$212.9	88.4	$2.41
Dilutive effect of employee stock options and awards	—	0.6		—	0.6
Net earnings including impact of dilutive adjustments	$228.0	84.7	$2.69	$212.9	89.0	$2.39
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

	Three Months Ended March 31,
	2024	2023
Employee stock options and awards	0.3	0.6
6.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2024, were as follows:

	Dx	BLS	Total
Balance as of December 31, 2023	$4,813.9	$1,328.6	$6,142.5
Goodwill acquired during the period	141.7	—	141.7
Foreign currency impact and other adjustments to goodwill	(9.4)	(55.9)	(65.3)
Balance as of March 31, 2024	$4,946.2	$1,272.7	$6,218.9
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The components of identifiable intangible assets were as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,945.3	$(1,395.7)	$2,549.6	$3,868.6	$(1,367.2)	$2,501.4
Patents, licenses and technology	521.4	(276.8)	244.6	526.6	(273.3)	253.3
Non-compete agreements	152.4	(65.9)	86.5	130.3	(60.4)	69.9
Trade name	16.4	(6.9)	9.5	16.4	(6.1)	10.3
Land use right	3.5	(2.8)	0.7	3.5	(2.7)	0.8
Canadian licenses	496.0	—	496.0	498.8	—	498.8
Other	14.2	(7.0)	7.2	14.2	(6.7)	7.5
	5,149.2	(1,755.1)	3,394.1	5,058.4	(1,716.4)	3,342.0
Amortization of intangible assets for the three months ended March 31, 2024, and 2023, was $60.1 and $53.4, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $183.3 for the remainder of fiscal 2024, $237.3 in fiscal 2025, $228.4 in fiscal 2026, $217.1 in fiscal 2027, $209.0 in fiscal 2028, and $1,737.4 thereafter.
7.    DEBT
Short-term borrowings and the current portion of long-term debt at March 31, 2024, and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
Revolving line of credit	$42.4	$—
2.30% senior notes due 2024	400.0	400.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	—
Debt issuance costs	(1.7)	(1.3)
Current portion of note payable	0.8	1.1
Total short-term borrowings and current portion of long-term debt	$2,041.5	$999.8
Long-term debt at March 31, 2024, and December 31, 2023, consisted of the following:

	March 31, 2024	December 31, 2023
3.60% senior notes due 2025	—	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	421.4	430.4
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(24.4)	(26.3)
Note payable	0.6	0.6
Total long-term debt	$3,047.6	$4,054.7
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on January 13, 2023. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There was $42.4 outstanding on the Company's current revolving credit facility and $90.7 in outstanding letters of credit on the Company's subfacility as of March 31, 2024. As of March 31, 2024, the effective interest rate on the

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
revolving credit facility was 6.42%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at March 31, 2024, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
8.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of March 31, 2024, and December 31, 2023.
The changes in common shares issued are summarized below:

Issued and Outstanding
Common shares at December 31, 2023	83.9
Shares issued under employee stock plans	0.4
Common shares at March 31, 2024	84.3
Share Repurchase Program
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
As of March 31, 2024, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock.
Dividends
For the three months ended March 31, 2024, the Company paid $62.1 in common stock dividends. On April 11, 2024, the Company announced a cash dividend of $0.72 per share of common stock for the first quarter, or approximately $61.4 in the aggregate. The dividend will be payable on June 12, 2024, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on May 28, 2024. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2023	$(47.6)	$(11.7)	$(59.3)
Current year adjustments	(124.3)	(1.5)	(125.8)
Amounts reclassified from accumulated other comprehensive income	—	(0.9)	(0.9)
Tax effect of adjustments	—	0.6	0.6
Balance as of March 31, 2024	$(171.9)	$(13.5)	$(185.4)
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
Many of the current claims and legal actions against the Company are in preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450 “Contingencies,” the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish separate reserves.
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

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
On December 29, 2021, the Company was served with a putative class action lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company's patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney's fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the court entered an order granting the Company's Motion to Dismiss. On March 13, 2023, Plaintiffs filed a Notice of Appeal. On April 10, 2024, the U.S. Court of Appeals for the Fourth Circuit issued an order affirming in part, reversing in part, and remanding the case to the District Court for further proceedings. The Company will vigorously defend the lawsuit.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company's Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. The Company will vigorously defend the lawsuit.
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
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney's fees and costs. On February 24, 2022, the parties entered into a Memorandum of Understanding of the terms of a settlement of the Bermejo I and Bermejo II lawsuits. The court granted preliminary approval of the parties’ settlement agreement of the Bermejo I lawsuit on March 17, 2023, and of the Bermejo II lawsuit on November 29, 2023. The settlement funds for the Bermejo I and Bermejo II settlements have been transferred to a claims administrator for processing. Once the claims administration is completed, the parties will seek final settlement approval from the court.
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
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al., filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. On June 24, 2021, the District Court remanded the case to the Superior Court of California, County of Los Angeles on the grounds that potential damages did not meet the Class Action Fairness Act (CAFA), 28 U.S.C. § 1332(d), jurisdictional threshold. The parties entered into a settlement agreement which received court preliminary approval on December 13, 2023. Settlement proceeds were transferred to the settlement fund administrator in January 2024 and have been distributed by the settlement fund administrator. A case review is scheduled by the court for September 13, 2024, at which time the court is expected to sua sponte dismiss the lawsuit given its resolution by settlement.
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
On February 13, 2024, a putative class action lawsuit, Michael Wiggins and Teri Stevens v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Company’s website includes a computer code created by Google that sent information to Google related to Plaintiffs and their online activities. Plaintiffs assert statutory and common law claims against the Company and seek to represent a class of all persons whose health information was allegedly shared with Google from the Company’s website before March 8, 2023. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On April 12, 2024, the Company filed a Motion to Compel Arbitration and Stay Proceedings. The Company will vigorously defend the lawsuit.

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
10.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of March 31, 2024, and December 31, 2023, was as follows:

			Fair Value Measurements as of
			March 31, 2024
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	March 31, 2024	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.2	$—	$15.2	$—
Cross currency swaps	Other liabilities	92.0	—	92.0	—
Interest rate swaps	Other liabilities	78.6	—	78.6	—
Cash surrender value of life insurance policies	Other assets, net	94.1	—	94.1	—
Deferred compensation asset	Other assets, net	28.3	—	28.3	—
Deferred compensation liability	Other liabilities	121.0	—	121.0	—
Contingent consideration	Accrued expenses and other; Other liabilities	79.8	—	—	79.8

			Fair Value Measurements as of
			December 31, 2023
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2023	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swaps	Accrued expenses and other; Other liabilities	109.0	—	109.0	—
Interest rate swaps	Other liabilities, net	69.6	—	69.6	—
Cash surrender value of life insurance policies	Other assets, net	95.4	—	95.4	—
Deferred compensation asset	Other assets, net	21.1	—	21.1	—
Deferred compensation liability	Other liabilities	107.4	—	107.4	—
Contingent consideration	Accrued expenses and other; Other liabilities	66.1	—	—	66.1

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2023	$66.1
Additions	13.7
Balance as of March 31, 2024	$79.8
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $4,829.2 and $4,850.4 as of March 31, 2024, and December 31, 2023, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross-Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. During the first quarter of 2024, the Company terminated its 2024 and 2025 USD to Swiss Franc cross currency swaps and entered into two new swaps, each with a notional value of $300.0 and maturity dates of 2031 and 2034, respectively. These cross currency swaps are included in accrued expenses and other and other long-term liabilities as appropriate with an aggregate fair value of $92.0 and $109.0 as of March 31, 2024 and December 31, 2023, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Consolidated Statement of Comprehensive Earnings.
11.     SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2024	2023
Cash paid during period for:
Interest	$71.6	$70.5
Income taxes, net of refunds	21.5	28.4
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	(12.2)	(3.9)

12.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2024, and 2023. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
The prior period has been conformed to the new segment presentation as a result of the spin-off of Fortrea.
Segment asset information is not presented because it is not used by the CODM at the segment level. The Corporate costs not allocated to segments include the costs of centralized functions, other charges such as acquisition expenses, spin-off costs, remaining unallocated costs of the CDCS business, and COVID-19 related costs unrelated to the segment. Centralized functions include corporate governance, executive management and related human resources, finance, legal, risk management, and information technology functions.

INDEX
LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenues:
Dx	$2,479.7	$2,382.8
BLS	710.9	661.3
Intercompany eliminations and other	(14.0)	(6.3)
Total revenues	$3,176.6	$3,037.8

Operating Earnings:
Dx segment operating income	$417.9	$441.5
BLS segment operating income	99.9	73.6
Segment operating income	517.8	515.1
General corporate and unallocated expenses	(128.9)	(122.2)
Amortization of intangibles and other assets	(60.1)	(53.4)
Restructuring and other charges	(5.0)	(7.5)
Goodwill and other asset impairments	(2.5)	(2.2)
Total operating income	$321.3	$329.8
13.  SUBSEQUENT EVENTS
On April 24, 2024, the Company announced that it has been selected as the winning bidder for select assets of Invitae, a leading medical genetics company. Before the transaction can proceed, the court overseeing the process must issue an approval order following a hearing currently scheduled for May 6, 2024. The purchase price for the transaction is $239.0. The transaction is anticipated to close in third quarter of 2024, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. Through this transaction, the Company would acquire assets being auctioned through a voluntary bankruptcy protection process.

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
2.significant monetary damages, fines, penalties, assessments, refunds, repayments, damage to the Company’s reputation, unanticipated compliance expenditures, and/or exclusion or debarment from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;
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
4.loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of applicable licensing laws or regulations regarding the operation of clinical laboratories, the development and commercialization of laboratory-developed tests (LDTs), and the delivery of clinical laboratory test results, including, but not limited to, the U.S. Clinical Laboratory Improvement Act of 1967, the U.S. Clinical Laboratory Improvement Amendments of 1988, the European Union In Vitro Diagnostics Regulation, and similar laws and regulations in jurisdictions in which the Company conducts business;
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
9.changes in applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, including LDTs, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom, the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the

INDEX

European Medicines Agency in the European Union, and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;
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
20.inability to achieve the expected benefits and synergies of newly-acquired businesses, including due to items not discovered in the due diligence process, and the impact on the Company’s cash position, levels of indebtedness and stock price;
21.termination, loss, delay, reduction in scope or increased costs of contracts, including large contracts and multiple contracts;
22.liability arising from errors or omissions in the performance of testing and other services or other contractual arrangements;
23.changes or disruption in the provision or transportation of services or supplies provided by third parties; or their termination for failure to follow the Company’s performance standards and requirements;
24.damage or disruption to the Company’s facilities;
25.damage to the Company’s reputation, loss of business, or other harm from acts of animal rights activists or potential harm and/or liability arising from animal research activities;
26.adverse results in litigation matters;
27.inability to attract, retain, and develop experienced and qualified personnel or the loss of significant personnel as a result of illness, increased competition for talent, wage growth, or other market factors beyond the Company’s control;
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

INDEX

30.failure to obtain, maintain, and enforce intellectual property rights for protection of the Company’s products and services and defend against challenges to those rights;
31.scope, validity, and enforceability of patents and other proprietary rights held by third parties that may impact the Company’s ability to develop, perform, or market the Company's products or services or operate its business;
32.business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, or other impacts on the business due to natural disasters, including adverse weather, fires and earthquakes; geopolitical crises, including terrorism and war; public health crises and disease epidemics and pandemics, including, but not limited to the continued impact of COVID-19; and other events beyond the Company’s control;
33.discontinuation or recalls of existing testing products;
34.a failure in the Company’s information technology systems, including with respect to testing turnaround time and billing processes, the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity incidents such as denial of service attacks, malware, ransomware, and computer viruses, delays or failures in the development and implementation of the Company’s automation platforms, or adverse effects from the use of or regulation of artificial intelligence and machine learning tools, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;
35.business interruption, increased costs, and other adverse effects on the Company’s operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;
36.failure to maintain the Company’s days sales outstanding levels, cash collections (in light of increasing levels of patient responsibility), profitability and/or reimbursement arising from unfavorable changes in third-party payer policies, payment delays introduced by third-party utilization management organizations, and increasing levels of patient payment responsibility;
37.impact on the Company’s revenues, cash collections, and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company's credit ratings by Standard & Poor’s and/or Moody’s;
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
42.failure to achieve expected efficiencies, benefits, and savings in connection with the Company’s business process improvement initiatives;
43.changes in tax laws and regulations or changes in their interpretation;
44.changing global economic conditions and government and regulatory changes;
45.risks associated with the impacts and expected benefits and costs of the recently completed spin-off of Fortrea, including but not limited to factors that could adversely affect the Company’s ability to realize the expected benefits of the spin-off, the failure of the spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea and/or otherwise in connection with the spin-off; and
46.risks and uncertainties as to the completion, timing, and expected benefits of the planned holding company reorganization (Reorganization), including, but not limited to the effect of the announcement of the Reorganization on the company's business generally, market reaction to the announcement, and unexpected issues that may arise in the continued planning for the Reorganization.

INDEX

Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements

Separation of Fortrea Holdings Inc.
On June 30, 2023, Labcorp completed the previously announced separation of Fortrea from the Company.
All historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the consolidated statement of operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
As a result of the separation of Fortrea, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment have been renamed the Biopharma Laboratory Services segment.
GENERAL (dollars in millions, except per share data)
Revenues for the three months ended March 31, 2024, were $3,176.6, an increase of 4.6% from $3,037.8 during the three months ended March 31, 2023. The increase was due to organic revenue of 2.3%, acquisitions, net of divestitures, of 1.8%, and favorable foreign currency translation of 0.5%. The 2.3% increase in organic revenue was driven by a 4.2% increase in the company's organic Base Business, partially offset by a 1.9% decrease in COVID-19 PCR testing (COVID-19 Testing). Base Business includes Labcorp's operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended March 31, 2024, compared with three months ended March 31, 2023
Revenues

	Three Months Ended March 31,
	2024	2023	Change
Dx	$2,479.7	$2,382.8	4.1%
BLS	710.9	661.3	7.5%
Intercompany eliminations and other	(14.0)	(6.3)	122.2%
Total	$3,176.6	$3,037.8	4.6%
Total revenues for the three months ended March 31, 2024, were $3,176.6, an increase of 4.6% over $3,037.8 in the first quarter of 2023. The increase was due to organic revenue of 2.3%, acquisitions, net of divestitures, of 1.8%, and favorable foreign currency translation of 0.5%. The 2.3% increase in organic revenue was driven by a 4.2% increase in the company's organic Base Business, partially offset by a 1.9% decrease in COVID-19 Testing. Base Business includes Labcorp's operations except for COVID-19 Testing.
Dx revenues for the three months ended March 31, 2024, were $2,479.7, an increase of 4.1% over $2,382.8 in the first quarter of 2023. The increase was due to organic revenue of 1.8% and acquisitions, net of divestitures, of 2.2%. The 1.8% increase in organic growth was due to a 4.3% increase in the Base Business, partially offset by a 2.5% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 6.8%.
Dx total volume (measured by requisitions) for the three months ended March 31, 2024, increased by 3.4% as acquisition volume, net of divestitures, contributed 2.2%, while organic volume increased by 1.2%. Organic volume was up due to a 2.6% increase in the Base Business, including the negative impact from adverse weather of 1%. This was partially offset by a 1.4% decrease in COVID-19 Testing. Price/mix increased by 0.6% due to organic Base Business growth of 1.7%, partially offset by a decrease in COVID-19 Testing of 1.1%. Base Business volume increased 4.9% compared to the Base Business last year. Price/mix was up 1.9% in the Base Business compared to the Base Business last year.
BLS revenues for the three months ended March 31, 2024, were $710.9, an increase of 7.5% over $661.3 in the first quarter of 2023. The increase was due to organic growth of 5.1% and favorable foreign currency translation of 2.4%.

INDEX

Cost of Revenues

	Three Months Ended March 31,
	2024	2023	Change
Cost of revenues	$2,279.3	$2,187.7	4.2%
Cost of revenues as a % of revenues	71.8%	72.0%
Cost of revenues increased 4.2% during the three months ended March 31, 2024, as compared with the corresponding period in 2023. Cost of revenues as a percentage of revenues during the three months ended March 31, 2024, decreased to 71.8% as compared to 72.0% in the corresponding period in 2023. This decrease in cost of revenues as a percent of revenues was primarily due to LaunchPad savings and CDCS costs during the first quarter of 2023 that do not qualify as discontinued operations, largely offset by higher personnel costs and lower COVID-19 Testing.
Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Change
Selling, general and administrative expenses	$508.4	$457.2	11.2%
Selling, general and administrative expenses as a % of revenues	16.0%	15.1%
Selling, general and administrative expenses as a percentage of revenues was 16.0% and 15.1% during the three months ended March 31, 2024, and 2023, respectively. The increase is primarily due to higher personnel costs and a reduction in COVID-19 Testing revenues.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2024	2023	Change
Amortization of intangibles and other assets	$60.1	$53.4	12.6%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to March 31, 2023.
Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2024	2023	Change
Goodwill and other asset impairments	$2.5	$2.2	13.6%
The Company recorded impairment charges of $2.5 during the three months ended March 31, 2024 related to a decommissioned robotic asset. The Company recorded impairment charges of $2.2 in capitalized software costs during the three months ended March 31, 2023.
Restructuring and Other Charges

	Three Months Ended March 31,
	2024	2023	Change
Restructuring and other charges	$5.0	$7.5	(33.6)%
During the three months ended March 31, 2024, the Company recorded net restructuring and other charges of $5.0. The charges were comprised of $5.8 related to severance and other personnel costs. The charges were adjusted by the reversal of a previously established liability of $0.8 in unused facility-related costs.
During the three months ended March 31, 2023, the Company recorded net restructuring and other charges of $7.5. The charges were comprised of $4.0 related to severance and other personnel costs and $4.3 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.5 in unused severance liabilities and the increase of a previously established liability of $0.3 in facility-related costs.
Interest Expense

	Three Months Ended March 31,
	2024	2023	Change
Interest expense	$(46.9)	$(50.7)	(7.5)%
The decrease in interest expense for the three months ended March 31, 2024, as compared with the corresponding period in 2023, is primarily due to decreased borrowings under the Company's revolving credit facility, repayment of the November 2023 $300.0 senior notes, and partially offset by a higher interest rate on variable rate debt.

INDEX

Equity Method Income

	Three Months Ended March 31,
	2024	2023	Change
Equity method income, net	$0.1	$(2.1)	(102.7)%
 Equity method income represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in income for the three months ended March 31, 2024, as compared with the corresponding period in 2023, was partially due to the sale of the Company's interest in one joint venture and the acquisition of the remaining interest in another joint venture during 2023.
Other, net

	Three Months Ended March 31,
	2024	2023	Change
Other, net	$20.0	$(6.9)	(390.0)%
 The change in Other, net for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, is primarily due to $22.4 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, the Company recorded investment losses of $4.2 for the three months ended March 31, 2024 compared to investment losses of $1.5 for the corresponding period of 2023. Foreign currency transaction losses of $3.3 were recognized for the three months ended March 31, 2024, as compared to gains of $3.6 for the corresponding period of 2023. The Company also recorded a $4.9 gain on the sale of the assets of its Beacon Laboratory Benefit Solutions, Inc. business in 2024.
Income Tax Expense

	Three Months Ended March 31,
	2024	2023	Change
Income tax expense	$69.1	$63.9	8.2%
Income tax expense as a % of earnings before income taxes	23.2%	23.5%
The current year and prior year effective tax rate differs from the U.S. federal statutory rate of 21.0% primarily due to state income taxes and the disallowance of certain executive compensation, which were partially offset by research and development tax credits and favorable foreign rate differentials.
Operating Income by Segment
As a result of the spin-off of Fortrea, the Company recast the segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment have been renamed the Biopharma Laboratory Services segment.

	Three Months Ended March 31,
	2024	2023	Change
Dx segment operating income	$417.9	$441.5	(5.3)%
Dx segment operating margin	16.9%	18.5%	(1.7)%
BLS segment operating income	99.9	73.6	35.7%
BLS segment operating margin	14.1%	11.1%	2.9%
Segment operating income	517.8	515.1	0.5%
General corporate and unallocated expenses	(128.9)	(122.2)	5.5%
Amortization of intangibles and other assets	(60.1)	(53.4)	12.6%
Restructuring and other charges	(5.0)	(7.5)	(33.6)%
Goodwill and other asset impairments	(2.5)	(2.2)	13.6%
Total operating income	$321.3	$329.8	(2.6)%
Dx operating income was $417.9 for the three months ended March 31, 2024, a decrease of $23.6 over operating income of $441.5 in the corresponding period of 2023, and Dx operating margin decreased 170 basis points year-over-year. The decrease in adjusted operating income margin was due to a reduction in COVID-19 Testing, adverse weather and the mix impact from lab management agreements, which is expected to improve over time.
BLS operating income was $99.9 for the three months ended March 31, 2024, an increase of $26.3 over operating income of $73.6 in the corresponding period of 2023. The increase was due to organic growth and LaunchPad savings, partially offset by higher personnel expense.

INDEX

General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $128.9 for the three months ended March 31, 2024, an increase of $6.7 over corporate expenses of $122.2 in the corresponding period of 2023, primarily due to costs related to the spin-off of Fortrea, personnel costs, and research and development costs.
The Company remains on track to deliver approximately $350.0 of net savings from its three-year LaunchPad initiative by the end of 2024 and approximately $100.0 to $125.0 of savings in fiscal 2024.
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
In summary, the Company's cash flows from continuing operations were as follows for the three months ended March 31, 2024, and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used for) operating activities from continuing operations	$(29.8)	$185.7
Net cash used for investing activities from continuing operations	(393.1)	(84.0)
Net cash used for financing activities from continuing operations	(11.7)	(60.6)
Effect of exchange rate changes on cash and cash equivalents	(2.9)	3.0
Net increase (decrease) in cash and cash equivalents from continuing operations	$(437.5)	$44.1
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2024, and 2023, totaled $99.3 and $294.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2024, the Company's continuing operations used $29.8 of cash as compared to providing $185.7 during the same period in 2023. The $215.5 decrease in cash provided from operations in 2024 as compared with the corresponding 2023 period is primarily due to lower cash earnings and the timing of working capital requirements.
Cash Flows from Investing Activities
Net cash used for investing activities from continuing operations for the three months ended March 31, 2024, was $393.1 as compared to $84.0 for the three months ended March 31, 2023. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the three months ended March 31, 2024. Capital expenditures were $133.8 and $78.2 for the three months ended March 31, 2024, and 2023, respectively.
Cash Flows from Financing Activities
Net cash used by financing activities from continuing operations for the three months ended March 31, 2024, was $11.7 as compared to $60.6 for the three months ended March 31, 2023. The change in cash flows from financing activities from continuing operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, was primarily due to net proceeds from revolving credit facilities of $42.4 in 2024.
At March 31, 2024, the Company had $99.3 of cash and $957.6 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's revolving credit facility and indentures relating to the Company's senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers , and with respect to the revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility and the indentures related to the Company's outstanding senior notes at March 31, 2024. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next twelve months.
The Company continues to evaluate its outstanding debt portfolio to take advantage of market conditions that would allow the Company to maintain a reasonable interest rate and lower financing risk. The Company anticipates that it will refinance the $2,000.0 in debt coming due during the next 12 months.

INDEX

As of March 31, 2024, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock.
For the three months ended March 31, 2024, the Company paid $62.1 in common stock dividends. On April 11, 2024, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $61.4 in the aggregate. The dividend will be payable on June 12, 2024, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on May 28, 2024. The declaration and payment of any future dividends will be at the discretion of the Company’s board of directors.
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
Foreign Currency Exchange Rates
Approximately 13.8% of the Company’s revenues for the three months ended March 31, 2024, and approximately 13.4% of the Company’s revenue for the three months ended March 31, 2023, were denominated in currencies other than the U.S. Dollar (USD). The Company’s financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In the first quarter of 2024 and the year ended December 31, 2023, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the three months ended March 31, 2024, by approximately $6.5. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(124.3) and $48.1 at March 31, 2024 and 2023, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2024, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through April 2024 with a notional value totaling approximately $279.9. At December 31, 2023, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through January 2024 with a notional value totaling approximately $305.8.
The Company is party to USD to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $600.0, $300.0 maturing in 2031 and $300.0 maturing in 2034, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABORATORY CORPORATION OF AMERICA HOLDINGS AND SUBSIDIARIES
PART I - OTHER INFORMATION
Item 1. Legal Proceedings
See Note 9 (Commitments and Contingencies) to the Company’s condensed consolidated financial statements, above, which is incorporated herein by reference.
Item 1A. Risk Factors
The risk factors set forth below revise and supplement the corresponding risk factors set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. With the exception of the following, there have been no material changes in the risk factors that appear in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
U.S. Food and Drug Administration (FDA) regulation of diagnostic products, increased FDA regulation of laboratory-developed tests (LDTs), and regulation by other countries of diagnostic tests and related products could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon the Company’s business.
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
LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. However, since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance was not finalized, and the FDA instead continued its enforcement discretion policy and indicated that it intended to work with Congress to enact comprehensive legislative reform of diagnostics oversight. In February 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that it could take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. In addition, in 2021, the Verifying Accurate, Leading-edge, IVCT Development (VALID) Act was introduced in Congress and provided a framework to regulate in vitro diagnostics and LDTs as in vitro clinical tests. In 2022, the VALID Act was incorporated into the Senate user fee bill but was not included in the year-end Consolidated Appropriations Act of 2022. On March 29, 2023, the VALID Act was reintroduced and remains pending. On April 29, 2024, the FDA released a final rule purporting to clarify its authority to regulate LDTs as medical devices under the federal Food, Drug, and Cosmetic Act, under which it will phase out its general enforcement discretion approach for LDTs under a four-year period subject to certain continuing enforcement discretion policies. More specifically, among other policies, the final rule provides that the FDA will continue to exercise discretion not to enforce premarket review and most FDA quality system requirements for unmodified LDTs first marketed prior to issuance of the final rule; will continue to exercise discretion not to enforce premarket review requirements for LDTs approved by the State of New York; and will continue to exercise discretion not to enforce premarket review and most FDA quality system requirements for LDTs developed and performed by a laboratory integrated into a health system for unmet needs for patients under the care of the same health system, where no FDA cleared or approved test is available. The Company continues to evaluate the final rule, and it is likely there will be legal challenges that may change the final rule or delay or prevent its enforcement; however, issuance of the final rule presents an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval that do not fall within the ongoing enforcement discretion policies. However, the outcome and its ultimate impact on the Company’s business remain difficult to predict at this time.
Current FDA regulation of the Company’s diagnostic products and the potential for future increased regulation of the Company’s LDTs could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions, and other civil and criminal sanctions, and could impair the development and commercialization of new tests, which could have a material adverse effect upon the Company.
Regulation of diagnostics products in jurisdictions outside the U.S. in which the Company operates may impact laboratory testing offered by the Company in both Dx and BLS. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)) established a new legislative framework for in vitro diagnostic devices that are used in

INDEX

certain circumstances, and includes a rule-based classification and quality and safety standards. The EU IVDR, where applicable to BLS's services, could impact BLS's ability to support trials, result in increased costs and administrative and legal actions, and have an adverse effect.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
During the three months ended March 31, 2024, the Company did not repurchase any of its common stock.

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	—	—	—	531.5
February 1 -February 29	—	—	—	531.5
March 1 - March 31	—	—	—	531.5
	—	$—	—	$531.5
As of March 31, 2024, the Company had outstanding authorization from the board of directors to purchase up to $531.5 of the Company's common stock. The repurchase authorization has no expiration date.
Item 5. Other Information
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
The Reorganization
On April 25, 2024, the Company announced that it intends to implement a new holding company structure on May 17, 2024. The name of the new holding company will be Labcorp Holdings Inc. Labcorp Holdings Inc. will replace Laboratory Corporation of America Holdings as the publicly-traded entity and Laboratory Corporation of America Holdings will become a wholly owned subsidiary of Labcorp Holdings Inc. The name “Labcorp Holdings Inc.” is more closely aligned with our brand name, and the company will have a structure that is optimized to reflect our operations. Common stock will continue to trade on the NYSE on an uninterrupted basis under the existing symbol “LH” and Laboratory Corporation of America Holdings stockholders will automatically become stockholders of Labcorp Holdings Inc. on a one-for-one basis with all of the same rights.

Item 6. Exhibits

(a)
10.1*+	Amended and Restated Laboratory Corporation of America Holdings Master Senior Executive Severance Plan
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	filed herewith
**	furnished herewith
+	Management contracts or compensatory plans or arrangements

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

April 30, 2024