Form 10-Q
period 2024-06-30
LABCORP HOLDINGS INC.
filed 2024-08-02
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to  ______

Commission File Number   1-11353
LABCORP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	99-2588107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street
Burlington,	North Carolina	27215
(Address of principal executive offices)		(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Class	Shares Outstanding	Date
Common Stock $0.10 par value	83,963,277	August 1, 2024

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$265.1	$536.8
Accounts receivable, net	2,088.9	1,913.3
Unbilled services	157.5	185.4
Supplies inventory	441.8	474.6
Prepaid expenses and other	618.0	655.3
Total current assets	3,571.3	3,765.4
Property, plant and equipment, net	2,932.5	2,911.8
Goodwill, net	6,220.2	6,142.5
Intangible assets, net	3,332.0	3,342.0
Joint venture partnerships and equity method investments	17.5	26.9
Other assets, net	638.8	536.5
Total assets	$16,712.3	$16,725.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$760.6	$827.5
Accrued expenses and other	707.5	804.0
Unearned revenue	388.3	421.7
Short-term operating lease liabilities	182.1	165.8
Short-term finance lease liabilities	6.7	6.4
Short-term borrowings and current portion of long-term debt	2,019.5	999.8
Total current liabilities	4,064.7	3,225.2
Long-term debt, less current portion	3,047.3	4,054.7
Operating lease liabilities	642.6	648.9
Financing lease liabilities	76.9	78.6
Deferred income taxes and other tax liabilities	376.1	417.9
Other liabilities	483.9	409.3
Total liabilities	8,691.5	8,834.6
Commitments and contingent liabilities
Noncontrolling interest	15.0	15.5
Shareholders’ equity:
Common stock, $0.10 par value, 83.8 and 83.9 shares outstanding at June 30, 2024, and December 31, 2023, respectively	7.7	7.7
Additional paid-in capital	12.5	38.4
Retained earnings	8,177.6	7,888.2
Accumulated other comprehensive loss	(192.0)	(59.3)
Total shareholders’ equity	8,005.8	7,875.0
Total liabilities and shareholders’ equity	$16,712.3	$16,725.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$3,220.9	$3,033.7	$6,397.5	$6,071.5
Cost of revenues	2,294.5	2,191.5	4,573.8	4,379.2
Gross profit	926.4	842.2	1,823.7	1,692.3
Selling, general and administrative expenses	557.8	505.8	1,066.2	963.0
Amortization of intangibles and other assets	62.2	51.5	122.3	104.9
Goodwill and other asset impairments	—	2.8	2.5	5.0
Restructuring and other charges	11.6	15.8	16.6	23.3
Operating income	294.8	266.3	616.1	596.1
Other income (expense):
Interest expense	(47.6)	(49.8)	(94.5)	(100.5)
Investment income	1.3	4.5	4.2	6.7
Equity method income (expense), net	(0.3)	0.9	(0.2)	(1.2)
Other, net	19.5	(16.9)	39.5	(23.8)
Earnings from continuing operations before income taxes	267.7	205.0	565.1	477.3
Provision for income taxes	62.1	49.8	131.2	113.7
Earnings from continuing operations	205.6	155.2	433.9	363.6
Earnings from discontinued operations, net of tax	—	33.9	—	38.8
Net earnings	205.6	189.1	433.9	402.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.2)	(0.6)	(0.6)
Net earnings attributable to Labcorp Holdings Inc.	$205.3	$188.9	$433.3	$401.8

Basic earnings per share:
Basic earnings per share continuing operations	$2.44	$1.75	$5.15	$4.10
Basic earnings per share discontinued operations	$—	$0.38	$—	$0.43
Basic earnings per share	$2.44	$2.13	$5.15	$4.53

Diluted earnings per share:
Diluted earnings per share continuing operations	$2.43	$1.74	$5.13	$4.08
Diluted earnings per share discontinued operations	$—	$0.38	$—	$0.43
Diluted earnings per share	$2.43	$2.12	$5.13	$4.51

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$205.6	$189.1	$433.9	$402.4
Foreign currency translation adjustments	(7.2)	51.7	(131.5)	99.8
Net benefit plan adjustments	0.7	1.1	(1.7)	2.3
Other comprehensive earnings (loss) before tax	(6.5)	52.8	(133.2)	102.1
(Provision) benefit for income tax related to items of comprehensive earnings	(0.1)	(0.3)	0.5	(0.6)
Other comprehensive earnings (loss), net of tax	(6.6)	52.5	(132.7)	101.5
Comprehensive earnings	199.0	241.6	301.2	503.9
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.2)	(0.6)	(0.6)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$198.7	$241.4	$300.6	$503.3

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.9	—	212.9
Other comprehensive earnings (loss), net of tax	—	—	—	49.0	49.0
Dividends declared	—	—	(64.7)	—	(64.7)
Issuance of common stock under employee stock plans	—	27.6	—	—	27.6
Net share settlement tax payments from issuance of stock to employees	—	(20.5)	—	—	(20.5)
Stock compensation	—	40.6	—	—	40.6
BALANCE AT MARCH 31, 2023	$8.1	$47.7	$10,729.9	$(444.2)	$10,341.5
Net earnings attributable to Labcorp Holdings Inc.	—	—	188.9	—	188.9
Other comprehensive earnings (loss), net of tax	—	—	—	52.5	52.5
Fortrea Holdings Inc. spin-off	—	—	(2,018.1)	238.0	(1,780.1)
Dividends declared	—	—	(64.5)	—	(64.5)
Issuance of common stock under employee stock plans	—	26.8	—	—	26.8
Net share settlement tax payments from issuance of stock to employees	—	(18.2)	—	—	(18.2)
Stock compensation	—	38.1	—	—	38.1
BALANCE AT JUNE 30, 2023	$8.1	$94.4	$8,836.2	$(153.7)	$8,785.0

BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	228.0	—	228.0
Other comprehensive earnings (loss), net of tax	—	—	—	(126.1)	(126.1)
Dividends declared	—	—	(60.9)	—	(60.9)
Issuance of common stock under employee stock plans	—	26.7	—	—	26.7
Net share settlement tax payments from issuance of stock to employees	—	(14.7)	—	—	(14.7)
Stock compensation	—	31.6	—	—	31.6
BALANCE AT MARCH 31, 2024	$7.7	$82.0	$8,055.3	$(185.4)	$7,959.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	205.3	—	205.3
Other comprehensive earnings (loss), net of tax	—	—	—	(6.6)	(6.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(23.1)	—	—	(23.1)
Stock compensation	—	30.8	—	—	30.8
Purchase of common stock	—	(77.2)	(22.8)	—	(100.0)
BALANCE AT JUNE 30, 2024	$7.7	$12.5	$8,177.6	$(192.0)	$8,005.8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$433.9	$402.4
Earnings from discontinued operations, net of tax	—	(38.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	311.4	285.0
Stock compensation	62.4	67.3
Operating lease right-of-use asset expense	88.6	85.1
Goodwill and other asset impairments	2.5	5.0
Deferred income taxes	(39.1)	16.2
Other	36.6	3.1
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(192.2)	(107.6)
Decrease in unbilled services	26.8	74.1
Decrease (increase) in supplies inventory	27.7	(16.1)
Decrease (increase) in prepaid expenses and other	21.6	(30.2)
Decrease in accounts payable	(51.7)	(160.3)
(Decrease) increase in unearned revenue	(30.8)	34.8
Decrease in accrued expenses and other	(166.4)	(272.8)
Net cash provided by continuing operating activities	531.3	347.2
Net cash provided by discontinued operating activities	—	125.4
Net cash provided by operating activities	531.3	472.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(262.0)	(181.5)
Proceeds from sale of assets	0.2	0.2
Proceeds from sale of business	13.5	—
Investments in equity affiliates	(36.7)	(10.4)
Acquisition of businesses, net of cash acquired	(293.1)	(136.9)
Net cash used for continuing investing activities	(578.1)	(328.6)
Net cash used for discontinued investing activities	—	(24.7)
Net cash used for investing activities	(578.1)	(353.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities	951.9	1,420.9
Payments on revolving credit facilities	(932.1)	(1,420.9)
Net share settlement tax payments from issuance of stock to employees	(37.8)	(38.7)
Net proceeds from issuance of stock to employees	26.7	54.4
Dividends paid	(122.5)	(129.0)
Purchase of common stock	(100.0)	—
Other	(7.9)	(11.4)
Net cash used for continuing financing activities	(221.7)	(124.7)
Net cash provided by discontinued financing activities	—	1,609.1
Net cash (used for) provided by financing activities	(221.7)	1,484.4
Effect of exchange rate changes on cash and cash equivalents	(3.2)	6.3
Net (decrease) increase in cash and cash equivalents	(271.7)	1,610.0
Cash and cash equivalents at beginning of period	536.8	430.0
Less: Cash and cash equivalents of discontinued operations at end of period	$—	$109.4
Cash and cash equivalents at end of period	$265.1	$1,930.6
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
Labcorp® Holdings Inc. (Labcorp® or the Company) is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives.
On April 25, 2024, the Company announced plans to implement a new public holding company structure, with Labcorp Holdings Inc. as the new holding company. On May 17, 2024, the Company completed the holding company reorganization (Reorganization) and Labcorp Holdings Inc. became the successor issuer to Laboratory Corporation of America Holdings (LCAH). The new holding company has no independent assets or operations and its sole ownership interest is in LCAH.
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS), formerly Drug Development. For further financial information about these segments, see Note 12 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended June 30, 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company. During the six months ended June 30, 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company.
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
2.    DISCONTINUED OPERATIONS
On June 30, 2023 (the Distribution Date), Labcorp completed the previously announced separation (the Separation) from the Company of Fortrea Holdings Inc. (Fortrea), formerly the Company's Clinical Development and Commercialization Services (CDCS) business, into a separate, publicly-traded company. All historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the Condensed Consolidated Statements of Operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
The following table summarizes the significant line items included in Earnings from Discontinued Operations, Net of Tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues	$766.5	$1,506.6
Cost of revenues	629.1	1,244.5
Gross profit	137.4	262.1
Selling, general and administrative expenses	85.4	184.1
Amortization of intangibles and other assets	16.0	31.9
Restructuring and other charges	4.1	3.0
Operating income	31.9	43.1
Other income (expense):
Other, net	8.3	2.5
Earnings before income taxes	40.2	45.6
Provision for income taxes	6.3	6.8
Net earnings attributable to Labcorp Holdings Inc.	$33.9	$38.8

3.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three and six months ended June 30, 2024, and 2023, were as follows:

	For the Three Months Ended June 30, 2024				For the Three Months Ended June 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	35%	—%	—%	35%
Total Dx revenues by payer	78%	—%	—%	78%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Six Months Ended June 30, 2024				For the Six Months Ended June 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	25%	—%	—%	25%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	35%	—%	—%	35%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $2,698.8 (83.8%) and $2,537.0 (83.6%) for the three months ended June 30, 2024 and 2023, respectively, and were $5,353.4 (83.7%) and $5,094.4 (83.9%) for the six months ended June 30, 2024 and 2023, respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Dx accounts receivable	$1,331.4	$1,135.2
BLS accounts receivable	791.6	810.8
Less BLS allowance for doubtful accounts	(34.1)	(32.7)
Accounts receivable	$2,088.9	$1,913.3

Gross unbilled services	$159.3	$192.9
Less reserve for unbilled services	(1.8)	(7.5)
Unbilled services	$157.5	$185.4

Unearned revenue	$388.3	$421.7
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $26.8 and $20.2 for the three months ended June 30, 2024 and 2023, respectively, and $77.8 and $72.8 for the six months ended June 30, 2024 and 2023, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the six months ended June 30, 2024, was as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2023	$32.7	$7.5	$0.7	$40.9
Plus, credit loss expense	3.4	—	—	3.4
Less, write offs	2.0	5.7	—	7.7
Balance as of June 30, 2024	$34.1	$1.8	$0.7	$36.6
The credit loss expense in the first six months primarily related to the collection risk from several biotech receivable balances.

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
4.    BUSINESS ACQUISITIONS AND DISPOSITIONS
During the six months ended June 30, 2024, the Company acquired several businesses and related assets for cash of approximately $293.1. These acquisitions consisted of the clinical and outreach businesses of Baystate Medical Center ($116.6), Providence Medical Foundation ($54.9), and Westpac Labs, Inc. ($97.7) and an escrow payment of $23.9 for selected assets of the Invitae Corporation that is anticipated to close on August 5, 2024. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $159.4 in identifiable intangible assets. A residual amount of tax deductible goodwill of approximately $141.7 was recorded as of June 30, 2024. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively. The valuation of acquired assets and assumed liabilities, include the following:

	Baystate Medical Center	Providence Medical Foundation	Westpac Labs, Inc.	Invitae Corporation	Amounts Acquired During the Six Months Ended June 30, 2024	Measurement Period Adjustments for Prior Year Acquisitions During the Six Months Ended June 30, 2024
Cash and cash equivalents	$—	$—	$—	$—	$—	$—
Inventories	—	—	1.8	—	1.8	—
Property, plant and equipment	7.2	0.9	—	—	8.1	(3.9)
Goodwill	70.7	25.9	45.1	—	141.7	(7.4)
Intangible assets	79.6	29.0	50.8	—	159.4	7.4
Other assets	—	—	—	23.9	23.9	—
Total assets acquired	$157.5	$55.8	$97.7	$23.9	$334.9	$(3.9)
Lease liabilities	7.2	0.9	—	—	8.1	(3.9)
Other liabilities	3.7	—	—	—	3.7	—
Total liabilities acquired	10.9	0.9	—	—	11.8	(3.9)
Net assets acquired	$146.6	$54.9	$97.7	$23.9	$323.1	$—
Less escrow payment made in 2023	30.0	—	—	—	30.0	—
Cash paid for acquisitions	$116.6	$54.9	$97.7	$23.9	$293.1	$—
On March 28, 2024, the Company announced that it entered into an agreement to acquire selected assets of BioReference Health, a wholly owned subsidiary of OPKO Health for $237.5. The transaction is anticipated to close in the third quarter of 2024, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. Through this transaction Labcorp will acquire laboratory testing businesses focused on clinical diagnostics and reproductive and women's health across the United States, outside of New York and New Jersey.
On April 24, 2024, the Company announced that it has been selected as the winning bidder for select assets of Invitae, a leading medical genetics company. On May 6, 2024, the United States Bankruptcy Court approved the previously announced bid by Labcorp to acquire the assets of Invitae. The purchase price for the transaction is $239.0. The transaction is anticipated to close on August 5, 2024, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. Through this transaction, the Company would acquire assets being auctioned through a voluntary bankruptcy protection process.
During the six months ended June 30, 2023, the Company acquired two businesses and the related assets for cash of approximately $136.9. These acquisitions consisted of Jefferson Health and Valley Medical Laboratories in British Columbia which expanded the Company's presence in the northeastern U.S. and Canada. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $84.1 in identifiable intangible assets. A residual amount of non-tax deductible goodwill of approximately $50.8 was recorded as of June 30, 2023. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 7 and 15 years, respectively.

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
During the six months ended June 30, 2023, the Company recorded several measurement period adjustments for 2022 acquisitions, relating to final valuations and deferred tax true-ups. The adjustments include the following:

Measurement Period Adjustments During Six Months Ended June 30, 2023
Cash and cash equivalents	$0.2
Prepaid expenses and other	0.6
Property, plant and equipment	(1.5)
Goodwill	(29.4)
Intangible assets	19.5
Total assets acquired	$(10.6)
Accrued expenses and other	(8.3)
Deferred income taxes	(2.3)
Total liabilities acquired	(10.6)
Net assets acquired	$—
Pro Forma Information
Had the Company's total 2024 and 2023 acquisitions been completed as of January 1, the Company's pro forma results would have been as follows:

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$3,220.9	$3,100.5	6,412.0	$6,206.5
Net earnings from continuing operations attributable to Labcorp Holdings Inc.	$205.3	$193.4	432.8	$409.5
Dispositions
During the six months ended June 30, 2024, the Company sold the assets of its Beacon Laboratory Benefit Solutions, Inc. for $13.5 and recorded a gain of $4.9.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following represents a reconciliation of basic earnings per share to diluted earnings per share for the three and six months ended June 30:

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$205.3	84.1	$2.44	$155.0	88.7	$1.75	$433.3	84.1	$5.15	$363.0	88.6	$4.10
Dilutive effect of employee stock options and awards	—	0.2		—	0.3		—	0.4		—	0.4
Net earnings including impact of dilutive adjustments	$205.3	84.3	$2.43	$155.0	89.0	$1.74	$433.3	84.5	$5.13	$363.0	89.0	$4.08
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Employee stock options and awards	0.4	0.5	0.3	0.4
6.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2024, were as follows:

	Dx	BLS	Total
Balance as of December 31, 2023	$4,813.9	$1,328.6	$6,142.5
Goodwill acquired during the period	141.7	—	141.7
Foreign currency impact and other adjustments to goodwill	(10.7)	(53.3)	(64.0)
Balance as of June 30, 2024	$4,944.9	$1,275.3	$6,220.2
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The components of identifiable intangible assets were as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$3,947.8	$(1,444.1)	$2,503.7	$3,868.6	$(1,367.2)	$2,501.4
Patents, licenses, and technology	520.3	(283.1)	237.2	526.6	(273.3)	253.3
Non-compete agreements	152.4	(72.5)	79.9	130.3	(60.4)	69.9
Canadian licenses	495.1	—	495.1	498.8	—	498.8
Other	34.1	(18.0)	16.1	34.1	(15.5)	18.6
	5,149.7	(1,817.7)	3,332.0	5,058.4	(1,716.4)	3,342.0
Amortization of intangible assets for the three and six months ended June 30, 2024, and 2023, was $62.2 and $51.5 and $122.3 and $104.9, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $125.0 for the remainder of fiscal 2024, $237.2 in fiscal 2025, $228.2 in fiscal 2026, $216.9 in fiscal 2027, $209.1 in fiscal 2028, and $1,735.8 thereafter.
7.    DEBT
Short-term borrowings and the current portion of long-term debt at June 30, 2024, and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
Revolving line of credit	$20.0	$—
2.30% senior notes due 2024	400.0	400.0
3.25% senior notes due 2024	600.0	600.0
3.60% senior notes due 2025	1,000.0	—
Debt issuance costs	(1.0)	(1.3)
Current portion of note payable	0.5	1.1
Total short-term borrowings and current portion of long-term debt	$2,019.5	$999.8
Long-term debt at June 30, 2024, and December 31, 2023, consisted of the following:

	June 30, 2024	December 31, 2023
3.60% senior notes due 2025	—	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
2.70% senior notes due 2031	420.3	430.4
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(23.4)	(26.3)
Note payable	0.4	0.6
Total long-term debt	$3,047.3	$4,054.7
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on January 13, 2023. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings under the facility. There was $20.0 outstanding on the Company's current revolving credit facility and $90.7 in outstanding letters of credit on the Company's subfacility as of June 30, 2024. As of June 30, 2024, the effective interest rate on the revolving credit facility was 6.44%. The credit facility expires on April 30, 2026.

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at June 30, 2024, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
8.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of June 30, 2024, and December 31, 2023.
The changes in common shares issued during the six months ended June 30, 2024 are summarized below:

Issued and Outstanding
Common shares at December 31, 2023	83.9
Shares issued under employee stock plans	0.4
Shares repurchased	(0.5)
Common shares at June 30, 2024	83.8
Share Repurchase Program
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
During the six months ended June 30, 2024, the Company purchased 0.5 shares of its common stock at an average price of $202.66 for a total cost of $100.0. As of June 30, 2024, the Company had outstanding authorization from the board of directors to purchase up to $430.4 of the Company's common stock. On July 24, 2024, the Board adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. In aggregate, the share repurchase authorization is $1,430.4.
Dividends
For the six months ended June 30, 2024, the Company paid $122.5 in common stock dividends. On July 25, 2024, the Company announced a cash dividend of $0.72 per share of common stock for the third quarter, or approximately $61.2 in the aggregate. The dividend will be payable on September 13, 2024, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on August 29, 2024. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) during the six months ended June 30, 2024 were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2023	$(47.6)	$(11.7)	$(59.3)
Current year adjustments	(131.5)	(1.5)	(133.0)
Amounts reclassified from accumulated other comprehensive income	—	(0.2)	(0.2)
Tax effect of adjustments	—	0.5	0.5
Balance as of June 30, 2024	$(179.1)	$(12.9)	$(192.0)
9.    COMMITMENTS AND CONTINGENCIES
The Company (and/or its subsidiaries and affiliates) is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction-related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers and managed care organizations (MCOs) reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
On February 7, 2022, the Company was served with a Subpoena Duces Tecum issued by the DOJ in Camden, New Jersey requiring the production of documents related to non-invasive prenatal screening tests. The Company responded to the DOJ.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
10.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of June 30, 2024, and December 31, 2023, was as follows:

			Fair Value Measurements as of
			June 30, 2024
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	June 30, 2024	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.0	$—	$15.0	$—
Cross currency swaps	Other liabilities	103.6	—	103.6	—
Interest rate swaps	Other liabilities	79.7	—	79.7	—
Cash surrender value of life insurance policies	Other assets, net	96.4	—	96.4	—
Deferred compensation asset	Other assets, net	31.0	—	31.0	—
Deferred compensation liability	Other liabilities	125.3	—	125.3	—
Contingent consideration	Accrued expenses and other; Other liabilities	20.0	—	—	20.0

			Fair Value Measurements as of
			December 31, 2023
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2023	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swaps	Accrued expenses and other; Other liabilities	109.0	—	109.0	—
Interest rate swaps	Other liabilities, net	69.6	—	69.6	—
Cash surrender value of life insurance policies	Other assets, net	95.4	—	95.4	—
Deferred compensation asset	Other assets, net	21.1	—	21.1	—
Deferred compensation liability	Other liabilities	107.4	—	107.4	—
Contingent consideration	Accrued expenses and other; Other liabilities	66.1	—	—	66.1
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $4,812.3 and $4,850.4 as of June 30, 2024, and December 31, 2023, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.
Cross-Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that mature in 2024. During the first quarter of 2024, the Company terminated its 2024 and 2025 USD to Swiss Franc cross currency swaps and entered into two new swaps, each with a notional value of $300.0 and maturity dates of 2031 and 2034, respectively. These cross currency swaps are included in Accrued expenses and other and other long-term liabilities as appropriate with an aggregate fair value of $103.6 and $109.0 as of June 30, 2024 and December 31, 2023, respectively. Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings.
11.     SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2024	2023
Cash paid during period for:
Interest	$106.6	$109.5
Income taxes, net of refunds	153.0	133.3
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	(19.2)	16.5

12.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2024, and 2023. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Dx	$2,524.9	$2,340.8	$5,004.6	$4,723.6
BLS	707.0	699.0	1,417.9	1,360.3
Intercompany eliminations and other	(11.0)	(6.1)	(25.0)	(12.4)
Total revenues	$3,220.9	$3,033.7	$6,397.5	$6,071.5

Operating Earnings:
Dx segment operating income	$441.5	$409.7	$859.4	$851.2
BLS segment operating income	107.4	104.6	207.3	178.2
Segment operating income	548.9	514.3	1,066.7	1,029.4
General corporate and unallocated expenses	(180.3)	(177.9)	(309.2)	(300.1)
Amortization of intangibles and other assets	(62.2)	(51.5)	(122.3)	(104.9)
Goodwill and other asset impairments	—	(2.8)	(2.5)	(5.0)
Restructuring and other charges	(11.6)	(15.8)	(16.6)	(23.3)
Total operating income	$294.8	$266.3	$616.1	$596.1

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
34.a failure in the Company’s information technology systems, including with respect to testing turnaround time and billing processes, the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity incidents such as denial of service attacks, malware, ransomware, and computer viruses, delays or failures in the development and implementation of the Company’s automation platforms, or adverse effects from the use of or regulation of artificial intelligence and machine learning tools, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, delays in cash collections, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security and connectivity requirements;
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
45.risks associated with the impacts and expected benefits and costs of the completed spin-off of Fortrea, including but not limited to factors that could adversely affect the Company’s ability to realize the expected benefits of the spin-off, the failure of the spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea and/or otherwise in connection with the spin-off; and
46.risks and uncertainties as to the expected benefits of the Reorganization, including, but not limited to the effect of the Reorganization on the Company's business generally, and unexpected issues that may arise as a result of the Reorganization.

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
All historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the Condensed Consolidated Statements of operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
As a result of the separation of Fortrea, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment have been renamed the Biopharma Laboratory Services segment.
GENERAL (dollars in millions, except per share data)
Revenues for the six months ended June 30, 2024, were $6,397.5, an increase of 5.4% from $6,071.5 during the six months ended June 30, 2023. The increase was due to organic revenue of 3.0%, acquisitions, net of divestitures, of 2.1%, and favorable foreign currency translation of 0.2%. The 3.0% increase in organic revenue was driven by a 4.3% increase in the company's organic Base Business, partially offset by a 1.3% decrease in COVID-19 PCR testing (COVID-19 Testing). Compared to the Base Business last year, Base Business revenue grew 6.8%. Base Business includes Labcorp's operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.

RESULTS OF OPERATIONS (dollars in millions)

Three months ended June 30, 2024, compared with three months ended June 30, 2023
Revenues

	Three Months Ended June 30,
	2024	2023	Change
Dx	$2,524.9	$2,340.8	7.9%
BLS	707.0	699.0	1.1%
Intercompany eliminations and other	(11.0)	(6.1)	80.3%
Total	$3,220.9	$3,033.7	6.2%
Total revenues for the three months ended June 30, 2024, were $3,220.9, an increase of 6.2% over $3,033.7 in the second quarter of 2023. The increase was due to organic revenue of 3.8%, acquisitions, net of divestitures, of 2.5%, partially offset by unfavorable foreign currency translation of 0.1%. The 3.8% increase in organic revenue was driven by a 4.5% increase in the company's organic Base Business, partially offset by a 0.7% decrease in COVID-19 Testing. Compared to Base Business last year, Base Business revenue grew 6.9%. Base Business includes Labcorp's operations except for COVID-19 Testing.
Dx revenues for the three months ended June 30, 2024, were $2,524.9, an increase of 7.9% over $2,340.8 in the second quarter of 2023. The increase was due to organic revenue of 4.7% and acquisitions, net of divestitures, of 3.2%, partially offset by unfavorable foreign currency translation of 0.1%. The 4.7% increase in organic growth was due to a 5.6% increase in the Base Business, partially offset by a 0.9% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 8.9%.
Dx organic volume increased by 2.9% for the three months ended June 30, 2024, while total volume (measured by requisitions) increased by 5.7% as acquisition volume, net of divestitures, contributed 2.8%. Organic volume was up due to a 3.4% increase in the Base Business, partially offset by a 0.5% decrease in COVID-19 Testing. Price/mix increased by 2.1% due to organic Base Business growth of 2.2% and acquisitions of 0.4%, partially offset by a decrease in COVID-19 Testing of 0.4%. Base Business volume increased 6.3% compared to the Base Business last year. Price/mix was up 2.5% in the Base Business compared to the Base Business last year.
BLS revenues for the three months ended June 30, 2024, were $707.0, an increase of 1.1% over $699.0 in the second quarter of 2023. The increase was due to organic growth of 1.2%, partially offset by unfavorable foreign currency translation of 0.1%.

INDEX

Cost of Revenues

	Three Months Ended June 30,
	2024	2023	Change
Cost of revenues	$2,294.5	$2,191.5	4.7%
Cost of revenues as a % of revenues	71.2%	72.2%
Cost of revenues increased 4.7% during the three months ended June 30, 2024, as compared with the corresponding period in 2023. Cost of revenues as a percentage of revenues during the three months ended June 30, 2024, decreased to 71.2% as compared to 72.2% in the corresponding period in 2023. This decrease in cost of revenues as a percent of revenues was primarily due to demand, LaunchPad savings, and CDCS costs in 2023 that do not qualify as discontinued operations, partially offset by higher personnel costs.
Selling, General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	Change
Selling, general and administrative expenses	$557.8	$505.8	10.3%
Selling, general and administrative expenses as a % of revenues	17.3%	16.7%
Selling, general and administrative expenses as a percentage of revenues was 17.3% and 16.7% during the three months ended June 30, 2024, and 2023, respectively. The increase is primarily due to higher personnel costs partially offset by LaunchPad savings and demand.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2024	2023	Change
Amortization of intangibles and other assets	$62.2	$51.5	20.8%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2023.
Goodwill and Other Asset Impairments

	Three Months Ended June 30,
	2024	2023	Change
Goodwill and other asset impairments	$—	$2.8	(100.0)%
The Company recorded no impairment charges during the three months ended June 30, 2024. The Company recorded impairment charges of $2.8 in intangible assets during the three months ended June 30, 2023.
Restructuring and Other Charges

	Three Months Ended June 30,
	2024	2023	Change
Restructuring and other charges	$11.6	$15.8	(26.3)%
During the three months ended June 30, 2024, the Company recorded net restructuring and other charges of $11.6. The charges were comprised of $9.2 related to severance and other personnel cost and $2.7 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $0.3 in unused facility-related costs.
During the three months ended June 30, 2023, the Company recorded net restructuring and other charges of $15.8. The charges were comprised of $5.2 related to severance and other personnel costs and $8.9 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.6 in unused severance liabilities and the increase of a previously established liability of $2.3 in facility-related costs.
Interest Expense

	Three Months Ended June 30,
	2024	2023	Change
Interest expense	$(47.6)	$(49.8)	(4.4)%
The decrease in interest expense for the three months ended June 30, 2024, as compared with the corresponding period in 2023, is primarily due to the repayment of the November 2023 $300.0 senior notes.

INDEX

Equity Method Income

	Three Months Ended June 30,
	2024	2023	Change
Equity method income (expense), net	$(0.3)	$0.9	(133.0)%
 Equity method income (expense) represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended June 30, 2024, as compared with the corresponding period in 2023, was partially due to the sale of the Company's interest in one joint venture and the acquisition of the remaining interest in another joint venture during 2023.
Other, net

	Three Months Ended June 30,
	2024	2023	Change
Other, net	$19.5	$(16.9)	215.0%
 The change in Other, net for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, is primarily due to $22.9 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, the Company recorded investment losses of $1.5 for the three months ended June 30, 2024 compared to investment losses of $4.1 for the corresponding period of 2023. Foreign currency transaction losses of $1.9 were recognized for the three months ended June 30, 2024, as compared to losses of $11.2 for the corresponding period of 2023.
Income Tax Expense

	Three Months Ended June 30,
	2024	2023	Change
Income tax expense	$62.1	$49.8	24.7%
Income tax expense as a % of earnings before income taxes	23.2%	24.3%
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

	Three Months Ended June 30,
	2024	2023	Change
Dx segment operating income	$441.5	$409.7	7.8%
Dx segment operating margin	17.5%	17.5%	—%
BLS segment operating income	107.4	104.6	2.7%
BLS segment operating margin	15.2%	15.0%	0.2%
Segment operating income	548.9	514.3	6.7%
General corporate and unallocated expenses	(180.3)	(177.9)	1.3%
Amortization of intangibles and other assets	(62.2)	(51.5)	20.8%
Goodwill and other asset impairments	—	(2.8)	(100.0)%
Restructuring and other charges	(11.6)	(15.8)	(26.3)%
Total operating income	$294.8	$266.3	10.7%
Dx operating income was $441.5 for the three months ended June 30, 2024, an increase of $31.8 over operating income of $409.7 in the corresponding period of 2023. The increase in adjusted operating income was driven by organic demand, acquisitions, and LaunchPad savings, partially offset by higher personnel costs.
BLS operating income was $107.4 for the three months ended June 30, 2024, an increase of $2.8 over operating income of $104.6 in the corresponding period of 2023. The increase was due to organic growth and LaunchPad savings, partially offset by higher personnel costs.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated

INDEX

expenses were $180.3 for the three months ended June 30, 2024, an increase of $2.4 over corporate expenses of $177.9 in the corresponding period of 2023, primarily due to costs related to the spin-off of Fortrea and personnel costs.
The Company remains on track to deliver approximately $100.0 to $125.0 of Launchpad savings in fiscal 2024.
Six Months Ended June 30, 2024, compared with six months ended June 30, 2023
Revenues

	Six Months Ended June 30,
	2024	2023	Change
Dx	$5,004.6	$4,723.6	5.9%
BLS	$1,417.9	$1,360.3	4.2%
Intercompany eliminations and other	(25.0)	(12.4)	101.6%
Total	$6,397.5	$6,071.5	5.4%
The increase in revenues for the six months ended June 30, 2024, as compared with the corresponding period in 2023 was 5.4%. The increase was due to organic revenue of 3.0%, acquisitions, net of divestitures, of 2.1%, and favorable foreign currency translation of 0.2%. The 3.0% increase in organic revenue was driven by a 4.3% increase in the company's organic Base Business, partially offset by a 1.3% decrease in COVID-19 Testing. Compared to the Base Business last year, Base Business revenue grew 6.8%.
Dx revenues for the six months ended June 30, 2024, were $5,004.6, an increase of 5.9% over $4,723.6 during the six months ended June 30, 2023. The increase was due to organic revenue of 3.3% and acquisitions, net of divestitures, of 2.7%. The 3.3% increase in organic growth was due to a 4.9% increase in the Base Business, partially offset by a 1.7% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 7.8%.
Dx total volume (measured by requisitions) for the six months ended June 30, 2024, increased by 4.6% as acquisition volume, net of divestitures, contributed 2.5%, while organic volume increased by 2.1%. Organic volume was up due to a 3.0% increase in the Base Business, partially offset by a 1.0% decrease in COVID-19 Testing. Price/mix increased by 1.4% due to organic Base Business growth of 1.9% and acquisitions, net of divestitures of 0.2%, partially offset by a decrease in COVID-19 Testing of 0.7%. Base Business volume increased 5.6% compared to the Base Business last year. Price/mix was up 2.2% in the Base Business compared to the Base Business last year.
BLS revenues for the six months ended June 30, 2024, were $1,417.9, an increase of 4.2% over $1,360.3 during the six months ended June 30, 2023. The increase was due to organic growth of 3.1% and favorable foreign currency translation of 1.1%.
Cost of Revenues

	Six Months Ended June 30,
	2024	2023	Change
Cost of revenues	$4,573.8	$4,379.2	4.4%
Cost of revenues as a % of revenues	71.5%	72.1%
Cost of revenues increased 4.4% during the six months ended June 30, 2024, as compared with the corresponding period in 2023. Cost of revenues as a percentage of revenues during the six months ended June 30, 2024, decreased to 71.5% as compared to 72.1% in the corresponding period in 2023. This decrease in cost of revenues as a percent of revenues was primarily due to LaunchPad saving, demand, and CDCS costs in 2023 that do not qualify as discontinued operations, largely offset by higher personnel costs and lower COVID-19 Testing.
Selling, General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	Change
Selling, general and administrative expenses	$1,066.2	$963.0	10.7%
Selling, general and administrative expenses as a % of revenues	16.7%	15.9%
Selling, general and administrative expenses as a percentage of revenues were 16.7% and 15.9% during the six months ended June 30, 2024, and 2023, respectively. The increase is primarily due to higher personnel costs and a reduction in COVID-19 Testing revenues, partially offset by LaunchPad savings and demand.

INDEX

Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2024	2023	Change
Amortization of intangibles and other assets	$122.3	$104.9	16.6%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2023.
Goodwill and Other Asset Impairments

	Six Months Ended June 30,
	2024	2023	Change
Goodwill and other asset impairments	$2.5	$5.0	(50.9)%
The Company recorded impairment charges of $2.5 related to a decommissioned robotic asset during the six months ended June 30, 2024. The Company recorded impairment charges of $5.0 in capitalized software costs and other intangible assets six months ended June 30, 2023.
Restructuring and Other Charges

	Six Months Ended June 30,
	2024	2023	Change
Restructuring and other charges	$16.6	$23.3	(28.6)%
During the six months ended June 30, 2024, the Company recorded net restructuring and other charges of $16.6. The charges were comprised of $15.1 related to severance and other personnel costs and $1.8 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $0.3 in unused facility-related costs.
During the six months ended June 30, 2023, the Company recorded net restructuring and other charges of $23.3. The charges were comprised of $9.2 related to severance and other personnel costs and $13.2 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $1.1 in unused severance liabilities and the increase of a previously established liability of $2.0 in facility-related costs.
Interest Expense

	Six Months Ended June 30,
	2024	2023	Change
Interest expense	$(94.5)	$(100.5)	(6.0)%
The decrease in interest expense for the six months ended June 30, 2024, as compared with the corresponding period in 2023, is primarily due to decreased borrowings under the Company's revolving credit facility, repayment of the November 2023 $300.0 senior notes, and partially offset by a higher interest rate on variable rate debt.
Equity Method Income

	Six Months Ended June 30,
	2024	2023	Change
Equity method expense, net	$(0.2)	$(1.2)	(79.9)%
 Equity method expense represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry.
Other, net

	Six Months Ended June 30,
	2024	2023	Change
Other, net	$39.5	$(23.8)	265.7%
 The change in Other, net for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, is primarily due to $45.3 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, the Company recorded investment losses of $5.7 for the six months ended June 30, 2024 compared to investment losses of $5.6 for the corresponding period of 2023. Foreign currency transaction losses of $5.2 were recognized for the six months ended June 30, 2024, as compared to losses of $18.0 for the corresponding period of 2023. The Company also recorded a $4.9 gain on the sale of the assets of its Beacon Laboratory Benefit Solutions, Inc. business in 2024.

INDEX

Income Tax Expense

	Six Months Ended June 30,
	2024	2023	Change
Income tax expense	$131.2	$113.7	15.4%
Income tax expense as a % of earnings before income taxes	23.2%	23.8%
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

	Six Months Ended June 30,
	2024	2023	Change
Dx segment operating income	$859.4	$851.2	0.9%
Dx segment operating margin	17.2%	18.0%	(0.8)%
BLS segment operating income	207.3	178.2	16.3%
BLS segment operating margin	14.6%	13.1%	1.5%
Segment operating income	1,066.7	1,029.4	3.6%
General corporate and unallocated expenses	(309.2)	(300.1)	3.0%
Amortization of intangibles and other assets	(122.3)	(104.9)	16.6%
Goodwill and other asset impairments	(2.5)	(5.0)	(50.9)%
Restructuring and other charges	(16.6)	(23.3)	(28.6)%
Total operating income	$616.1	$596.1	3.3%

Dx operating income was $859.4 for the six months ended June 30, 2024, an increase of $8.2 over operating income of $851.2 in the corresponding period of 2023, and Dx operating margin decreased 80 basis points year-over-year. The decrease was due to a reduction in COVID-19 Testing and higher personnel costs, partially offset by a recovery in the Base Business.
BLS operating income was $207.3 for the six months ended June 30, 2024, an increase of $29.1 over operating income of $178.2 in the corresponding period of 2023. The increase was due to organic growth and LaunchPad savings, partially offset by higher personnel expense.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $309.2 for the six months ended June 30, 2024, a increase of $9.1 over corporate expenses of $300.1 in the corresponding period of 2023, primarily due to costs related to the spin-off of Fortrea, and personnel costs.
The Company remains on track to deliver approximately $100.0 to $125.0 of Launchpad savings in fiscal 2024.
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

INDEX

In summary, the Company's cash flows from continuing operations were as follows for the six months ended June 30, 2024, and 2023, respectively:

	Six Months Ended June 30,
	2024	2023
Net cash provided by operating activities from continuing operations	$531.3	$347.2
Net cash used for investing activities from continuing operations	(578.1)	(328.6)
Net cash used for financing activities from continuing operations	(221.7)	(124.7)
Effect of exchange rate changes on cash and cash equivalents	(3.2)	6.3
Net decrease in cash and cash equivalents from continuing operations	$(271.7)	$(99.8)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2024, and 2023, totaled $265.1 and $1,930.6, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2024, the Company's continuing operations used $531.3 of cash as compared to providing $347.2 during the same period in 2023. The $184.1 increase in cash provided from operations in 2024 as compared with the corresponding 2023 period is primarily due to higher cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities from continuing operations for the six months ended June 30, 2024, was $578.1 as compared to $328.6 for the six months ended June 30, 2023. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the six months ended June 30, 2024. Capital expenditures were $262.0 and $181.5 for the six months ended June 30, 2024, and 2023, respectively.
On March 28, 2024, the Company announced that it entered into an agreement to acquire selected assets of BioReference Health, a wholly owned subsidiary of OPKO Health for $237.5. The transactions is anticipated to close in the third quarter of 2024, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. Through this transaction Labcorp will acquire laboratory testing businesses focused on clinical diagnostics and reproductive and women's health across the United States, outside of New York and New Jersey.
On April 24, 2024, the Company announced that it has been selected as the winning bidder for select assets of Invitae, a leading medical genetics company. On May 6, 2024, the United States Bankruptcy Court approved the previously announced bid by Labcorp to acquire the assets of Invitae. The purchase price for the transaction is $239.0. The transaction is anticipated to close on August 5, 2024, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. Through this transaction, the Company would acquire assets being auctioned through a voluntary bankruptcy protection process.
Cash Flows from Financing Activities
Net cash used by financing activities from continuing operations for the six months ended June 30, 2024, was $221.7 as compared to $124.7 for the six months ended June 30, 2023. The change in cash flows from financing activities from continuing operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily due to share repurchases of $100.0 in 2024.
At June 30, 2024, the Company had $265.1 of cash and $980.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's revolving credit facility and indentures relating to the Company's senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers , and with respect to the revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the revolving credit facility and the indentures related to the Company's outstanding senior notes at June 30, 2024. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next twelve months.
The Company continues to evaluate its outstanding debt portfolio to take advantage of market conditions that would allow the Company to maintain a reasonable interest rate and lower financing risk. The Company anticipates that it will refinance the $2,000.0 in debt coming due during the next 12 months.
As of June 30, 2024, the Company had outstanding authorization from the board of directors to purchase up to $430.4 of the Company's common stock. On July 24, 2024, the Board adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. In aggregate, the share repurchase authorization is $1,430.4.

INDEX

For the six months ended June 30, 2024, the Company paid $122.5 in common stock dividends. On July 25, 2024, the Company announced a cash dividend of $0.72 per share of common stock for the second quarter, or approximately $61.2 in the aggregate. The dividend will be payable on September 13, 2024, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on August 29, 2024. The declaration and payment of any future dividends will be at the discretion of the Company’s board of directors.
Guarantor Information
In connection with the Reorganization, the Company, LCAH and U.S. Bank Trust Company, National Association (the Trustee) entered a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to the indenture, dated as of November 19, 2010 between LCAH and the Trustee (the Indenture), in order to (i) provide for the full and unconditional guarantee by the Company of LCAH’s obligations under the Indenture and each series of senior unsecured notes issued and outstanding thereunder (the Labcorp Holdings Guarantee), (ii) permit the Company to satisfy LCAH’s reporting obligations under the Indenture for so long as the Labcorp Holdings Guarantee remains in place and the Company’s financial statements and other information comply with the requirements of Rule 3-10 of Regulation S-X and the Exchange Act (Regulation S-X) and (iii) make certain other changes to the Indenture consistent with the foregoing.
As of June 30, 2024, there was $5,070.3 aggregate principal amount of issued and outstanding senior notes of LCAH that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for LCAH because the assets, liabilities and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Foreign Currency Exchange Rates
Approximately 13.7% of the Company’s revenues for the six months ended June 30, 2024, and approximately 13.6% of the Company’s revenue for the six months ended June 30, 2023, were denominated in currencies other than the U.S. Dollar (USD). The Company’s financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In the second quarter of 2024 and the year ended December 31, 2023, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2024, by approximately $13.5. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $(7.2) and $51.7 for the quarter ended June 30, 2024 and 2023, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2024, the Company had 10 open foreign exchange forward contracts with various amounts maturing monthly through July 2024 with a notional value totaling approximately $361.0. At December 31, 2023, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through January 2024 with a notional value totaling approximately $305.8.

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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
LDTs developed by high complexity clinical laboratories are currently generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. However, since the 1990s, the FDA has asserted that it has authority to regulate LDTs as medical devices but has exercised enforcement discretion to refrain from systematic regulation of LDTs. In 2014, the FDA issued draft guidance describing how it intended to discontinue its enforcement discretion policy and begin regulating LDTs as medical devices; however, that draft guidance was not finalized, and the FDA instead continued its enforcement discretion policy and indicated that it intended to work with Congress to enact comprehensive legislative reform of diagnostics oversight. In February 2020, the FDA issued a statement with a table of pharmacogenetic associations setting forth certain gene-drug interactions that the agency determined are supported by the scientific literature to help ensure that claims being made for pharmacogenetic tests are grounded in sound science, thereby reducing the risk of enforcement actions with respect to LDTs offering claims consistent with the table. The FDA noted that it could take enforcement actions under the current medical device framework regarding diagnostic claims the agency determines not to be sufficiently supported. In addition, in 2021, the Verifying Accurate, Leading-edge, IVCT Development (VALID) Act was introduced in Congress and provided a framework to regulate in vitro diagnostics and LDTs as in vitro clinical tests. In 2022, the VALID Act was incorporated into the Senate user fee bill but was not included in the year-end Consolidated Appropriations Act of 2022. On March 29, 2023, the VALID Act was reintroduced and remains pending. On April 29, 2024, the FDA released a final rule purporting to clarify its authority to regulate LDTs as medical devices under the federal Food, Drug, and Cosmetic Act, under which it will phase out its general enforcement discretion approach for LDTs under a four-year period subject to certain continuing enforcement discretion policies. More specifically, among other policies, the final rule provides that the FDA will continue to exercise discretion not to enforce premarket review and most FDA quality system requirements for unmodified LDTs first marketed prior to issuance of the final rule; will continue to exercise discretion not to enforce premarket review requirements for LDTs approved by the State of New York; and will continue to exercise discretion not to enforce premarket review and most FDA quality system requirements for LDTs developed and performed by a laboratory integrated into a health system for unmet needs for patients under the care of the same health system, where no FDA cleared or approved test is available. The final rule was published on May 6, 2024, and in the absence of a successful legal challenge, will become effective on May 6, 2025. On May 29, 2024, the American Clinical Laboratory Association (ACLA) and its member company, HealthTrackRx, filed a lawsuit against the FDA in the United States District Court for the Eastern District of Texas, challenging the FDA's final rule. While the lawsuit may change the final rule or delay or prevent its enforcement, the issuance of the final rule presents an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval that do not fall within the ongoing enforcement discretion policies. However, the outcome and its ultimate impact on the Company’s business remain difficult to predict at this time.
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

INDEX

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
During the three months ended June 30, 2024, the Company repurchased the following shares of its common stock:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	—	—	—	530.4
May 1 - May 31	0.5	202.66	0.5	430.4
June 1 - June 30	—	—	—	430.4
	0.5	$202.66	0.5	$430.4
As of June 30, 2024, the Company had outstanding authorization from the board of directors to purchase up to $430.4 of the Company's common stock. The repurchase authorization has no expiration date. On July 24, 2024, the Board adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. In aggregate, the share repurchase authorization is $1,430.4.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended June 30, 2024, none of the Company's directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Duration
Kerrii B. Anderson	May 3, 2024	Rule 10b5-1 Trading Arrangement	Up to	(3,000)	(1)	5/3/2025(2)
Director
(1) The figure presented represents the shares to be sold on the vesting of equity awards before reduction for shares to be withheld for tax purposes
(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the date listed in the table.

INDEX

Item 6. Exhibits

(a)
2.1
Agreement and Plan of Merger, dated May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Radiance Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on May 17, 2024)

3.1	Amended and Restated Certificate of Incorporation of Labcorp Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 17, 2024)
3.2	Amended and Restated By-Laws of Labcorp Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on May 17, 2024)
4.1
Seventeenth Supplemental Indenture dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank National Trust Company Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on May 17, 2024)

4.2	New Holding Company Guarantee, dated May 17, 2024, by Labcorp Holdings Inc. (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on May 17, 2024)
10.1	Guarantor Joinder Agreement, dated May 17, 2024, by Labcorp Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 17, 2024)
10.2+
Assignment and Assumption Agreement, dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Adam H. Schechter. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 17, 2024)

10.3+
Assignment and Assumption Agreement, dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Radiance Merger Sub Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 17, 2024)

10.4+	Labcorp Holdings Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 17, 2024)
10.5+	Labcorp Holdings Inc. Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on May 17, 2024)
22.1*	Subsidiary Issuers of Guaranteed Securities
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	filed herewith
**	furnished herewith
+	Management contracts or compensatory plans or arrangements

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABCORP HOLDINGS INC.
Registrant

By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
Chief Executive Officer

By:	/s/ GLENN A. EISENBERG
Glenn A. Eisenberg
Executive Vice President and
Chief Financial Officer

August 2, 2024