Form 10-Q
period 2024-09-30
LABCORP HOLDINGS INC.
filed 2024-10-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Class	Shares Outstanding	Date
Common Stock $0.10 par value	83,639,261	October 28, 2024

INDEX

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

INDEX

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,517.3	$536.8
Accounts receivable, net	2,058.5	1,913.3
Unbilled services	166.3	185.4
Supplies inventory	483.1	474.6
Prepaid expenses and other	684.7	655.3
Total current assets	4,909.9	3,765.4
Property, plant and equipment, net	3,050.0	2,911.8
Goodwill, net	6,482.4	6,142.5
Intangible assets, net	3,540.7	3,342.0
Joint venture partnerships and equity method investments	16.9	26.9
Other assets, net	612.6	536.5
Total assets	$18,612.5	$16,725.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660.9	$827.5
Accrued expenses and other	757.5	804.0
Unearned revenue	403.1	421.7
Short-term operating lease liabilities	184.3	165.8
Short-term finance lease liabilities	6.3	6.4
Short-term borrowings and current portion of long-term debt	1,399.9	999.8
Total current liabilities	3,412.0	3,225.2
Long-term debt, less current portion	5,352.1	4,054.7
Operating lease liabilities	701.3	648.9
Financing lease liabilities	75.2	78.6
Deferred income taxes and other tax liabilities	358.3	417.9
Other liabilities	528.2	409.3
Total liabilities	10,427.1	8,834.6
Commitments and contingent liabilities
Noncontrolling interest	15.2	15.5
Shareholders’ equity:
Common stock, $0.10 par value, 83.7 and 83.9 shares outstanding at September 30, 2024, and December 31, 2023, respectively	7.6	7.7
Additional paid-in capital	—	38.4
Retained earnings	8,275.8	7,888.2
Accumulated other comprehensive loss	(113.2)	(59.3)
Total shareholders’ equity	8,170.2	7,875.0
Total liabilities and shareholders’ equity	$18,612.5	$16,725.1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$3,282.0	$3,056.8	$9,679.5	$9,128.3
Cost of revenues	2,377.6	2,205.6	6,951.4	6,584.8
Gross profit	904.4	851.2	2,728.1	2,543.5
Selling, general and administrative expenses	568.6	525.5	1,634.8	1,488.5
Amortization of intangibles and other assets	63.7	55.7	186.0	160.6
Goodwill and other asset impairments	—	10.2	2.5	15.2
Restructuring and other charges	18.0	7.5	34.6	30.8
Operating income	254.1	252.3	870.2	848.4
Other income (expense):
Interest expense	(50.4)	(50.3)	(144.9)	(150.8)
Investment income	3.1	15.9	7.3	22.6
Equity method income (expense), net	(0.5)	(0.3)	(0.7)	(1.5)
Other, net	4.3	21.1	43.8	(2.7)
Earnings from continuing operations before income taxes	210.6	238.7	775.7	716.0
Provision for income taxes	41.0	55.1	172.2	168.8
Earnings from continuing operations	169.6	183.6	603.5	547.2
Earnings from discontinued operations, net of tax	—	—	—	38.8
Net earnings	169.6	183.6	603.5	586.0
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.9)	(0.9)
Net earnings attributable to Labcorp Holdings Inc.	$169.3	$183.3	$602.6	$585.1

Basic earnings per share:
Basic earnings per share continuing operations	$2.02	$2.12	$7.17	$6.22
Basic earnings per share discontinued operations	$—	$—	$—	$0.44
Basic earnings per share	$2.02	$2.12	$7.17	$6.66

Diluted earnings per share:
Diluted earnings per share continuing operations	$2.00	$2.11	$7.13	$6.19
Diluted earnings per share discontinued operations	$—	$—	$—	$0.44
Diluted earnings per share	$2.00	$2.11	$7.13	$6.63

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$169.6	$183.6	$603.5	$586.0
Foreign currency translation adjustments	78.3	(56.0)	(53.2)	43.8
Net benefit plan adjustments	1.6	1.1	(0.1)	3.4
Other comprehensive earnings (loss) before tax	79.9	(54.9)	(53.3)	47.2
Provision for income tax related to items of comprehensive earnings	(1.1)	(0.2)	(0.6)	(0.8)
Other comprehensive earnings (loss), net of tax	78.8	(55.1)	(53.9)	46.4
Comprehensive earnings	248.4	128.5	549.6	632.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.3)	(0.9)	(0.9)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$248.1	$128.2	$548.7	$631.5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.9	—	212.9
Other comprehensive earnings (loss), net of tax	—	—	—	49.0	49.0
Dividends declared	—	—	(64.7)	—	(64.7)
Issuance of common stock under employee stock plans	—	27.6	—	—	27.6
Net share settlement tax payments from issuance of stock to employees	—	(20.5)	—	—	(20.5)
Stock compensation	—	40.6	—	—	40.6
BALANCE AT MARCH 31, 2023	$8.1	$47.7	$10,729.9	$(444.2)	$10,341.5
Net earnings attributable to Labcorp Holdings Inc.	—	—	188.9	—	188.9
Other comprehensive earnings (loss), net of tax	—	—	—	52.5	52.5
Fortrea Holdings Inc. spin-off	—	—	(2,018.1)	238.0	(1,780.1)
Dividends declared	—	—	(64.5)	—	(64.5)
Issuance of common stock under employee stock plans	—	26.8	—	—	26.8
Net share settlement tax payments from issuance of stock to employees	—	(18.2)	—	—	(18.2)
Stock compensation	—	38.1	—	—	38.1
BALANCE AT JUNE 30, 2023	$8.1	$94.4	$8,836.2	$(153.7)	$8,785.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	183.3	—	183.3
Other comprehensive earnings (loss), net of tax	—	—	—	(55.1)	(55.1)
Dividends declared	—	—	(64.6)	—	(64.6)
Net share settlement tax payments from issuance of stock to employees	—	(0.9)	—	—	(0.9)
Stock compensation	—	34.4	—	—	34.4
Purchase of common stock	(0.4)	(123.2)	(885.4)	—	(1,009.0)
BALANCE AT SEPTEMBER 30, 2023	$7.7	$4.7	$8,069.5	$(208.8)	$7,873.1

BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	228.0	—	228.0
Other comprehensive earnings (loss), net of tax	—	—	—	(126.1)	(126.1)
Dividends declared	—	—	(60.9)	—	(60.9)
Issuance of common stock under employee stock plans	—	26.7	—	—	26.7
Net share settlement tax payments from issuance of stock to employees	—	(14.7)	—	—	(14.7)
Stock compensation	—	31.6	—	—	31.6
BALANCE AT MARCH 31, 2024	$7.7	$82.0	$8,055.3	$(185.4)	$7,959.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	205.3	—	205.3
Other comprehensive earnings (loss), net of tax	—	—	—	(6.6)	(6.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(23.1)	—	—	(23.1)
Stock compensation	—	30.8	—	—	30.8
Purchase of common stock	—	(77.2)	(22.8)	—	(100.0)
BALANCE AT JUNE 30, 2024	$7.7	$12.5	$8,177.6	$(192.0)	$8,005.8
Net earnings attributable to Labcorp Holdings Inc.	—	—	169.3	—	169.3
Other comprehensive earnings (loss), net of tax	—	—	—	78.8	78.8
Dividends declared	—	—	(61.1)	—	(61.1)
Issuance of common stock under employee stock plans	—	26.3	—	—	26.3
Net share settlement tax payments from issuance of stock to employees	—	(0.9)	—	—	(0.9)
Stock compensation	—	27.0	—	—	27.0
Purchase of common stock	(0.1)	(64.9)	(10.0)	—	(75.0)
BALANCE AT SEPTEMBER 30, 2024	$7.6	$—	$8,275.8	$(113.2)	$8,170.2

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INDEX

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$603.5	$586.0
Earnings from discontinued operations, net of tax	—	(38.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	472.9	430.9
Stock compensation	89.4	101.7
Operating lease right-of-use asset expense	136.7	128.5
Goodwill and other asset impairments	2.5	15.2
Deferred income taxes	(58.6)	(18.2)
Other	46.0	3.9
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(143.2)	(173.6)
Decrease in unbilled services	22.8	103.4
Decrease in supplies inventory	2.0	9.7
Increase in prepaid expenses and other	(39.8)	(74.9)
Decrease in accounts payable	(138.2)	(188.6)
(Decrease) increase in unearned revenue	(27.9)	50.7
Decrease in accrued expenses and other	(159.5)	(313.2)
Net cash provided by continuing operating activities	808.6	622.7
Net cash provided by discontinued operating activities	—	125.4
Net cash provided by operating activities	808.6	748.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(377.8)	(286.4)
Proceeds from sale of assets	0.6	0.3
Proceeds from sale of business	13.5	—
Proceeds from sale or distribution of investments	—	6.7
Investments in equity affiliates	(42.3)	(20.1)
Acquisition of businesses, net of cash acquired	(751.2)	(516.7)
Net cash used for continuing investing activities	(1,157.2)	(816.2)
Net cash used for discontinued investing activities	—	(24.7)
Net cash used for investing activities	(1,157.2)	(840.9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	2,000.0	—
Payments on senior notes	(600.0)	—
Proceeds from revolving credit facilities	2,463.7	1,968.5
Payments on revolving credit facilities	(2,463.7)	(1,878.9)
Proceeds from accounts receivable securitization	300.0	—
Net share settlement tax payments from issuance of stock to employees	(38.7)	(39.6)
Net proceeds from issuance of stock to employees	53.0	54.4
Dividends paid	(183.0)	(192.9)
Purchase of common stock	(175.0)	(1,009.0)
Other	(29.7)	(15.0)
Net cash provided by (used for) continuing financing activities	1,326.6	(1,112.5)
Net cash provided by discontinued financing activities	—	1,499.7
Net cash provided by financing activities	1,326.6	387.2
Effect of exchange rate changes on cash and cash equivalents	2.5	3.5
Net increase in cash and cash equivalents	980.5	297.9
Cash and cash equivalents at beginning of period	536.8	430.0
Cash and cash equivalents at end of period	$1,517.3	$727.9
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
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS), formerly Drug Development. For further financial information about these segments, see Note 12 (Business Segment Information) to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company. During the nine months ended September 30, 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of revenues to the Company.
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
2.    DISCONTINUED OPERATIONS
On June 30, 2023 (the Distribution Date), Labcorp completed the previously announced separation (the Separation or spin-off) from the Company of Fortrea Holdings Inc. (Fortrea), formerly the Company's Clinical Development and Commercialization Services (CDCS) business, into a separate, publicly-traded company. All historical operating results of Fortrea are presented as Discontinued Operations, net of tax, in the Condensed Consolidated Statements of Operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
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
The following table summarizes the significant line items included in Earnings from Discontinued Operations, Net of Tax in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Revenues	$1,506.6
Cost of revenues	1,244.5
Gross profit	262.1
Selling, general and administrative expenses	184.1
Amortization of intangibles and other assets	31.9
Restructuring and other charges	3.0
Operating income	43.1
Other income (expense):
Other, net	2.5
Earnings before income taxes	45.6
Provision for income taxes	6.8
Net earnings attributable to Labcorp Holdings Inc.	$38.8

3.    REVENUES
The Company's revenues by segment and by payers/customer groups for the three and nine months ended September 30, 2024, and 2023, were as follows:

	For the Three Months Ended September 30, 2024				For the Three Months Ended September 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	9%	—%	—%	9%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	For the Nine Months Ended September 30, 2024				For the Nine Months Ended September 30, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	9%	—%	—%	9%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	77%	—%	—%	77%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	10%	9%	4%	23%
Total revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the United States were $2,738.4 (83.4%) and $2,550.6 (83.4%) for the three months ended September 30, 2024 and 2023, respectively, and were $8,091.8 (83.6%) and $7,645.0 (83.8%) for the nine months ended September 30, 2024 and 2023, respectively.
Accounts Receivable, Unbilled Services and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Dx accounts receivable	$1,323.7	$1,135.2
BLS accounts receivable	773.7	810.8
Less BLS allowance for doubtful accounts	(38.9)	(32.7)
Accounts receivable	$2,058.5	$1,913.3

Gross unbilled services	$167.9	$192.9
Less reserve for unbilled services	(1.6)	(7.5)
Unbilled services	$166.3	$185.4

Unearned revenue	$403.1	$421.7
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $20.2 and $6.3 for the three months ended September 30, 2024 and 2023, respectively, and $98.0 and $79.1 for the nine months ended September 30, 2024 and 2023, respectively.
Credit Loss Rollforward
The Company estimates future expected losses on accounts receivable, unbilled services and notes receivable over the remaining collection period of the instrument. The rollforward for the allowance for credit losses for the nine months ended September 30, 2024, was as follows:

	Accounts Receivable	Unbilled Services	Note and Other Receivables	Total
Balance as of December 31, 2023	$32.7	$7.5	$0.7	$40.9
Plus, credit loss expense	7.7	—	—	7.7
Less, write offs	1.5	5.9	—	7.4
Balance as of September 30, 2024	$38.9	$1.6	$0.7	$41.2
The credit loss expense in the first nine months was primarily related to the collection risk from several biotech receivable balances.
4.    BUSINESS ACQUISITIONS AND DISPOSITIONS
During the nine months ended September 30, 2024, the Company acquired several businesses and related assets for cash of approximately $751.2. These acquisitions consisted of the clinical and outreach businesses of Baystate Medical Center ($120.2), Providence Medical Foundation ($54.9), and Westpac Labs, Inc. ($97.7), and selected assets of the Invitae

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Corporation ($240.8) and BioReference Health (237.6). The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $393.6 in identifiable intangible assets. A residual amount of tax deductible goodwill of approximately $349.5 was recorded as of September 30, 2024. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively. The purchase price allocations for the Invitae and BioReference Health acquisitions have not been finalized as of September 30, 2024. The preliminary valuation of acquired assets and assumed liabilities, include the following:

	Baystate Medical Center	Providence Medical Foundation	Westpac Labs, Inc.	Invitae Corporation	BioReference Health	Measurement Period Adjustments During the Nine Months Ended September 30, 2024	Amounts Acquired During the Nine Months Ended September 30, 2024
Inventories	—	—	1.8	12.1	—	—	13.9
Property, plant and equipment	7.2	0.9	—	76.7	9.1	(3.9)	90.0
Goodwill	70.7	25.9	45.1	100.4	107.4	(7.4)	342.1
Intangible assets	79.5	29.0	50.8	113.2	121.1	7.4	401.0
Total assets acquired	$157.4	$55.8	$97.7	$302.4	$237.6	$(3.9)	$847.0
Unearned revenue	—	—	—	3.3	—	—	3.3
Lease liabilities	7.2	0.9	—	58.3	—	(3.9)	62.5
Other liabilities		—	—	—	—	—	—
Total liabilities acquired	7.2	0.9	—	61.6	—	(3.9)	65.8
Net assets acquired	$150.2	$54.9	$97.7	$240.8	$237.6	$—	$781.2
Less escrow payment made in 2023	30.0	—	—	—	—	—	30.0
Cash paid for acquisitions	$120.2	$54.9	$97.7	$240.8	$237.6	$—	$751.2
On September 17, 2024, the Company announced that it entered into an agreement with Cinven, Inc. to acquire a 15% minority interest in SYNLAB, a leader in medical diagnostic services and specialty testing in Europe, for approximately $155.9 (€140.0). The transaction is anticipated to close in early 2025, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. The Company will acquire the minority interest through an intermediate holding company that will be established to hold the investment with SYNLAB and will be represented on the holding company board with Cinven, Inc. and other investors.
During the nine months ended September 30, 2023, the Company acquired several businesses and the related assets for approximately $516.7 in cash. These acquisitions consisted of the clinical and outreach business of Jefferson Health ($108.0), Enzo BioChem ($112.8), Providence Health & Services - Oregon ($110.0), Tuffts Medicine ($157.0), and other small acquisitions for $28.9. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $284.6 in identifiable intangible assets. A residual amount of non-tax deductible goodwill of approximately $230.5 was recorded as of September 30, 2023. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively.

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
During the nine months ended September 30, 2023, the Company recorded several measurement period adjustments for 2022 acquisitions, relating to final valuations and deferred tax true-ups. The adjustments include the following:

	Business Acquisitions	Measurement Period Adjustments During Nine Months Ended September 30, 2023	Amounts Acquired During the Nine Months Ended September 30, 2023
Cash and cash equivalents	$—	$0.2	$0.2
Accounts receivable	(3.0)	—	(3.0)
Inventories	1.3	—	1.3
Prepaid expenses and other	0.4	0.6	1.0
Property, plant and equipment	4.7	(1.5)	3.2
Goodwill	230.5	(29.4)	201.1
Intangible assets	284.6	19.5	304.1
Other assets	2.1	—	2.1
Total assets acquired	$520.6	$(10.6)	$510.0
Accrued expenses and other	3.9	(8.3)	(4.4)
Deferred income taxes	—	(2.3)	(2.3)
Total liabilities acquired	3.9	(10.6)	(6.7)
Net assets acquired	$516.7	$—	$516.7
Pro Forma Information
Had the Company's total 2024 and 2023 acquisitions been completed as of January 1, the Company's pro forma results would have been as follows:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$3,333.8	$3,152.7	9,999.9	$9,354.4
Net earnings from continuing operations attributable to Labcorp Holdings Inc.	$172.2	$174.8	613.1	$582.7
Dispositions
During the nine months ended September 30, 2024, the Company sold the assets of its Beacon Laboratory Benefit Solutions, Inc. for $13.5 and recorded a gain of $4.9.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The following represents a reconciliation of basic earnings per share to diluted earnings per share for the three and nine months ended September 30:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2024			2023			2024			2023
	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount	Earnings	Shares	Per Share Amount
Basic earnings per share:
Net earnings	$169.3	84.0	$2.02	$183.3	86.6	$2.12	$602.6	84.0	$7.17	$546.3	87.9	$6.22
Dilutive effect of employee stock options and awards	—	0.4		—	0.4		—	0.5		—	0.4
Net earnings including impact of dilutive adjustments	$169.3	84.4	$2.00	$183.3	87.0	$2.11	$602.6	84.5	$7.13	$546.3	88.3	$6.19
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
The following table summarizes the potential common shares not included in the computation of diluted earnings per share because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Employee stock options and awards	0.2	0.2	0.2	0.4
6.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2024, were as follows:

	Dx	BLS	Total
Balance as of December 31, 2023	$4,813.9	$1,328.6	$6,142.5
Goodwill acquired during the period	349.5	—	349.5
Foreign currency impact and other adjustments to goodwill	(9.5)	(0.1)	(9.6)
Balance as of September 30, 2024	$5,153.9	$1,328.5	$6,482.4
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
The components of identifiable intangible assets were as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Customer relationships	$4,208.6	$(1,512.5)	$2,696.1	$3,868.6	$(1,367.2)	$2,501.4
Patents, licenses, and technology	523.8	(292.1)	231.7	526.6	(273.3)	253.3
Non-compete agreements	192.2	(78.9)	113.3	130.3	(60.4)	69.9
Canadian licenses	484.6	—	484.6	498.8	—	498.8
Other	34.3	(19.3)	15.0	34.1	(15.5)	18.6
	5,443.5	(1,902.8)	3,540.7	5,058.4	(1,716.4)	3,342.0
Amortization of intangible assets for the three and nine months ended September 30, 2024, and 2023, was $63.7 and $55.7 and $186.0 and $160.6, respectively. The amortization expense for the net carrying amount of intangible assets is estimated to be $71.0 for the remainder of fiscal 2024, $260.4 in fiscal 2025, $251.4 in fiscal 2026, $240.1 in fiscal 2027, $232.2 in fiscal 2028, and $1,915.4 thereafter.
7.    DEBT
Short-term borrowings and the current portion of long-term debt at September 30, 2024, and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
2.30% senior notes due 2024	400.0	400.0
3.25% senior notes due 2024	—	600.0
3.60% senior notes due 2025	1,000.0	—
Debt issuance costs	(0.5)	(1.3)
Current portion of note payable	0.4	1.1
Total short-term borrowings and current portion of long-term debt	$1,399.9	$999.8
Long-term debt at September 30, 2024, and December 31, 2023, consisted of the following:

	September 30, 2024	December 31, 2023
3.60% senior notes due 2025	—	1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	—
2.70% senior notes due 2031	442.9	430.4
4.55% senior notes due 2032	500.0	—
4.80% senior notes due 2034	850.0	—
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(41.1)	(26.3)
AR facility	300.0	—
Note payable	0.3	0.6
Total long-term debt	$5,352.1	$4,054.7
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on January 13, 2023. It consists of a five-year facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company's debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The revolving credit facility also provides for the issuance of letters of credit without a reduction of the availability of borrowings

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
under the facility. There was $0.0 outstanding on the Company's current revolving credit facility and $91.9 in outstanding letters of credit on the Company's subfacility as of September 30, 2024. As of September 30, 2024, the effective interest rate on the revolving credit facility was 6.26%. The credit facility expires on April 30, 2026.
Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in the revolving credit facility at September 30, 2024, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
On August 23, 2024, the Company and a bankruptcy-remote special purpose vehicle (SPV) entered into an accounts receivable securitization facility (AR Facility) with PNC Bank, National Association (PNC) with a three-year term. The AR Facility allows the Company to borrow from PNC an amount of up to $300.0 through August of 2027 and may increase up to $700.0, subject to the satisfaction of certain conditions.
The SPV is a variable interest entity (VIE) for which the Company is the primary beneficiary. The SPV's sole business consists of the continuous purchase of receivables from the Company which is used as collateral for the loan with PNC. Although the SPV is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors.
Upon the transfer of ownership and control of the receivables to the SPV, the Company has no retained interests in the receivables sold and they become unavailable to the Company's creditors should the relevant seller become insolvent. The Company has collection and administrative responsibilities for the receivables sold to the SPV.
During the three months ended September 30, 2024, the Company received loan proceeds of $300.0 under the AR Facility, which is included in cash from financing activities in the Condensed Consolidated Statement of Cash Flows.
Senior Notes
On September 23, 2024, LCAH entered into an indenture with U.S. Bank Trust Company, National Association, as trustee (the Trustee) (the Indenture). Also, on September 23, 2024, the Company, LCAH, and the Trustee entered into certain first, second, and third supplemental indentures to the Indenture under each of which LCAH issued, and the Company guaranteed, $650.0 aggregate principal amount of 4.35% Senior Notes due 2030 (the 2030 Notes), $500.0 aggregate principal amount of 4.55% Senior Notes due 2032 (the 2032 Notes) and $850.0 aggregate principal amount of 4.80% Senior Notes due 2034, respectively (the 2034 Notes and, together with the 2030 Notes and the 2032 Notes, the Notes), totaling $2,000.0. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2025. Net proceeds from the offering of the Notes were approximately $1,982.1 after deducting underwriting discounts and other estimated expenses of the offering. The net proceeds will be used to redeem or repay indebtedness and, to the extent not used for such purpose, for other general corporate purposes. Indebtedness to be redeemed or repaid at or prior to maturity were the Company's 2.30% senior notes due 2024, its 3.60% senior notes due 2025 and $350.0 of borrowings under its revolving credit facility.
8.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding as of September 30, 2024, and December 31, 2023.
The changes in common shares issued during the nine months ended September 30, 2024 are summarized below:

Issued and Outstanding
Common shares at December 31, 2023	83.9
Shares issued under employee stock plans	0.6
Shares repurchased	(0.8)
Common shares at September 30, 2024	83.7
Share Repurchase Program
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings.
During the nine months ended September 30, 2024, the Company purchased 0.8 shares of its common stock at an average price of $211.63 for a total cost of $175.0. On July 24, 2024, the Board adopted a new share repurchase plan authorizing up to

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
$1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. As of September 30, 2024, the Company had outstanding authorization from the board of directors to purchase up to $1,355.4 of the Company's common stock.
Dividends
For the nine months ended September 30, 2024, the Company paid $183.0 in common stock dividends. On October 10, 2024, the Company announced a cash dividend of $0.72 per share of common stock for the third quarter, or approximately $61.0 in the aggregate. The dividend will be payable on December 13, 2024, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on November 26, 2024. The declaration and payment of any future dividends will be at the discretion of the Company's board of directors.
Accumulated Other Comprehensive Earnings (Loss)
The components of accumulated other comprehensive earnings (loss) during the nine months ended September 30, 2024 were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance as of December 31, 2023	$(47.6)	$(11.7)	$(59.3)
Current year adjustments	(53.2)	(2.6)	(55.8)
Amounts reclassified from accumulated other comprehensive income	—	2.5	2.5
Tax effect of adjustments	—	(0.6)	(0.6)
Balance as of September 30, 2024	$(100.8)	$(12.4)	$(113.2)
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company's touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney's fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs' Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company's Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. On September 13, 2024, the

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Company filed a Petition for Writ of Certiorari with the United States Supreme Court. The Company will vigorously defend the lawsuit.
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
On June 14, 2021, a single plaintiff filed a Private Attorney General Act lawsuit, Becker v. Laboratory Corporation of America, in the Superior Court of California, County of Orange, alleging various violations of the California Labor Code, including that the Plaintiff was not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, and received inaccurate wage statements. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs. On July 28, 2024, the Court issued a dismissal of the lawsuit pursuant to a settlement agreement between plaintiff and the Company.
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
On October 5, 2020, the Company was served with a putative class action lawsuit, Williams v. LabCorp Employer Services, Inc. et al., filed in the Superior Court of California, County of Los Angeles, alleging that certain non-exempt California-based employees were not properly compensated for work and overtime hours, not properly paid meal and rest break premiums, not reimbursed for certain business-related expenses, not properly paid for driving or wait times, and received inaccurate wage statements. The Plaintiff also asserts claims for unfair competition under Section 17200 of the Business and Professional Code. On November 4, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. The lawsuit seeks monetary damages, liquidated damages, civil penalties, and recovery of attorney's fees and costs. On June 24, 2021, the

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
District Court remanded the case to the Superior Court of California, County of Los Angeles on the grounds that potential damages did not meet the Class Action Fairness Act (CAFA), 28 U.S.C. § 1332(d), jurisdictional threshold. The parties entered into a settlement agreement which received court preliminary approval on December 13, 2023. Settlement proceeds were transferred to the settlement fund administrator in January 2024 and have been distributed by the settlement fund administrator. On September 13, 2024, the court issued its final approval of the settlement and dismissed the lawsuit.
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company's website uses Google Analytics and other online tracking technologies. On October 11, 2023, the Company filed a Motion to Dismiss the Amended Complaint. On September 27, 2024, the Court denied the Motion to Dismiss the Amended Complaint. The Company will vigorously defend the lawsuit.
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
In April 2023, the Company received Civil Investigative Demands issued by the DOJ in Washington, D.C. requiring the production of information related to the Medicare billing rule regarding reimbursement for laboratory testing performed for hospital patients. The Company cooperated with the DOJ and entered into an agreement dated September 26, 2024 to resolve the matter.
On February 13, 2024, a putative class action lawsuit, Michael Wiggins and Teri Stevens v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Company’s website includes a computer code created by Google that sent information to Google related to Plaintiffs and their online activities. Plaintiffs assert statutory and common law claims against the Company and seek to represent a class of all persons whose health information was allegedly shared with Google from the Company’s website before March 8, 2023. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On April 12, 2024, the Company filed a Motion to Compel Arbitration and Stay Proceedings. On October 11, 2024, the Court granted the Motion to Compel Arbitration and Stay Proceedings. The Company will vigorously defend any arbitration proceeding.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
10.     FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements as of September 30, 2024, and December 31, 2023, was as follows:

			Fair Value Measurements as of
			September 30, 2024
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	September 30, 2024	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.2	$—	$15.2	$—
Cross currency swaps	Other liabilities	175.4	—	175.4	—
Interest rate swaps	Other liabilities	57.1	—	57.1	—
Cash surrender value of life insurance policies	Other assets, net	97.9	—	97.9	—
Deferred compensation asset	Other assets, net	34.3	—	34.3	—
Deferred compensation liability	Other liabilities	127.3	—	127.3	—
Contingent consideration	Accrued expenses and other; Other liabilities	22.0	—	—	22.0

			Fair Value Measurements as of
			December 31, 2023
	Balance Sheet	Fair Value as of	Using Fair Value Hierarchy
	Classification	December 31, 2023	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swaps	Accrued expenses and other; Other liabilities	109.0	—	109.0	—
Interest rate swaps	Other liabilities, net	69.6	—	69.6	—
Cash surrender value of life insurance policies	Other assets, net	95.4	—	95.4	—
Deferred compensation asset	Other assets, net	21.1	—	21.1	—
Deferred compensation liability	Other liabilities	107.4	—	107.4	—
Contingent consideration	Accrued expenses and other; Other liabilities	66.1	—	—	66.1
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. The fair market value of the senior notes, based on market pricing, was approximately $6,314.0 and $4,850.4 as of September 30, 2024, and December 31, 2023, respectively. The Company's note and debt instruments are classified as Level 2 instruments, as the fair market values of these instruments are determined using other observable inputs.

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)
Cross-Currency Swap
During the fourth quarter of 2018, the Company entered into U.S. Dollar (USD) to Swiss Franc cross-currency swap agreements with an aggregate notional value of $600.0. During the second quarter of 2022, the Company terminated $300.0 of those cross-currency swap agreements and entered into new USD to Swiss Franc cross-currency swap agreements with an aggregate notional value of $300.0 that were set to mature in 2024.
During the first quarter of 2024, the Company terminated its 2024 and 2025 USD to Swiss Franc cross currency swaps and entered into two new swaps, each with a notional value of $300.0 and maturity dates of 2031 and 2034, respectively.
During the third quarter of 2024, the Company entered into five new USD to Swiss Franc cross currency swaps, with an aggregate notional value of $600.0, of which $300.0 matures in 2029 and $300.0 matures in 2034.
The cross currency swaps, in aggregate, are included in Accrued expenses and other and other long-term liabilities, as appropriate, with an aggregate fair value of $175.4 and $109.0 as of September 30, 2024 and December 31, 2023, respectively.
Changes in the fair value of the cross-currency swaps are charged or credited through accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings.
11.     SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2024	2023
Cash paid during period for:
Interest	$179.0	$180.3
Income taxes, net of refunds	194.5	181.2
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	(35.6)	23.1

12.     BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2024, and 2023. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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

INDEX
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(dollars and shares in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Dx	$2,553.5	$2,344.7	$7,558.1	$7,068.3
BLS	737.7	719.1	2,155.6	2,079.4
Intercompany eliminations and other	(9.2)	(7.0)	(34.2)	(19.4)
Total revenues	$3,282.0	$3,056.8	$9,679.5	$9,128.3

Operating Earnings:
Dx segment operating income	$387.4	$386.3	$1,246.8	$1,237.5
BLS segment operating income	120.9	109.0	328.2	287.2
Segment operating income	508.3	495.3	1,575.0	1,524.7
General corporate and unallocated expenses	(172.5)	(169.6)	(481.7)	(469.7)
Amortization of intangibles and other assets	(63.7)	(55.7)	(186.0)	(160.6)
Goodwill and other asset impairments	—	(10.2)	(2.5)	(15.2)
Restructuring and other charges	(18.0)	(7.5)	(34.6)	(30.8)
Total operating income	$254.1	$252.3	$870.2	$848.4

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
9.changes in and failure to comply with applicable government regulations or policies affecting the approval, availability of, and the selling and marketing of diagnostic tests, including LDTs, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom, the National Medical Products Administration in China, the Pharmaceutical and

INDEX

Medical Devices Agency in Japan, the European Medicines Agency, the European Union, and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;
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
GENERAL (dollars in millions, except per share data)
Revenues for the nine months ended September 30, 2024, were $9,679.5, an increase of 6.0% from $9,128.3 during the nine months ended September 30, 2023. The increase was due to organic revenue of 3.4%, acquisitions, net of divestitures, of 2.4%, and favorable foreign currency translation of 0.2%. The 3.4% increase in organic revenue was driven by a 4.5% increase in the Company's organic Base Business, partially offset by a 1.1% decrease in COVID-19 PCR testing (COVID-19 Testing). Base Business includes Labcorp's operations except for COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve month period following the close of each transaction.

RESULTS OF OPERATIONS (dollars in millions)
Revenues

	Three Months Ended September 30,
	2024	2023	Change
Dx	$2,553.5	$2,344.7	8.9%
BLS	737.7	719.1	2.6%
Intercompany eliminations and other	(9.2)	(7.0)	33.2%
Total	$3,282.0	$3,056.8	7.4%
Total revenues for the three months ended September 30, 2024, were $3,282.0, an increase of 7.4% over $3,056.8 in the third quarter of 2023. The increase was due to organic revenue of 4.2%, acquisitions, net of divestitures, of 3.1%, and favorable foreign currency translation of 0.1%. The 4.2% increase in organic revenue was driven by a 4.8% increase in the Company's organic Base Business, partially offset by a 0.6% decrease in COVID-19 Testing.
Dx revenues for the three months ended September 30, 2024, were $2,553.5, an increase of 8.9% over $2,344.7 in the third quarter of 2023. The increase was due to organic revenue of 5.0% and acquisitions, net of divestitures, of 4.0%, partially offset by unfavorable foreign currency translation of 0.1%. The 5.0% increase in organic growth was due to a 5.7% increase in the Base Business, partially offset by a 0.7% decrease in COVID-19 Testing.
Dx organic volume increased by 2.2% for the three months ended September 30, 2024, while total volume (measured by requisitions) increased by 5.1% as acquisition volume, net of divestitures, contributed 2.8%. Organic volume was up due to a 2.7% increase in the Base Business, partially offset by a 0.5% decrease in COVID-19 Testing. Price/mix increased by 3.8% due to organic Base Business growth of 3.0% and acquisitions, net of divestitures, of 1.2%, partially offset by a decrease in COVID-19 Testing of 0.3%.
BLS revenues for the three months ended September 30, 2024, were $737.7, an increase of 2.6% over $719.1 in the third quarter of 2023. The increase was due to organic growth of 2.0% and favorable foreign currency translation of 0.6%.
Cost of Revenues

	Three Months Ended September 30,
	2024	2023	Change
Cost of revenues	$2,377.6	$2,205.6	7.8%
Cost of revenues as a % of revenues	72.4%	72.2%

INDEX

Cost of revenues increased 7.8% during the three months ended September 30, 2024, as compared with the corresponding period in 2023. Cost of revenues as a percentage of revenues during the three months ended September 30, 2024, increased to 72.4% as compared to 72.2% in the corresponding period in 2023. This increase in cost of revenues as a percent of revenues was primarily due to higher personnel costs and the impact of the Invitae transaction, partially offset by demand and LaunchPad savings.
Selling, General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	Change
Selling, general and administrative expenses	$568.6	$525.5	8.2%
Selling, general and administrative expenses as a % of revenues	17.3%	17.2%
Selling, general and administrative expenses as a percentage of revenues was 17.3% and 17.2% during the three months ended September 30, 2024, and 2023, respectively. The increase is primarily due to higher personnel costs and the impact from Invitae, partially offset by LaunchPad savings and demand.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2024	2023	Change
Amortization of intangibles and other assets	$63.7	$55.7	14.3%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2023.
Goodwill and Other Asset Impairments

	Three Months Ended September 30,
	2024	2023	Change
Goodwill and other asset impairments	$—	$10.2	(100.0)%
The Company recorded no impairment charges during the three months ended September 30, 2024. The Company recorded impairment charges of $10.2 in intangible assets during the three months ended September 30, 2023.
Restructuring and Other Charges

	Three Months Ended September 30,
	2024	2023	Change
Restructuring and other charges	$18.0	$7.5	138.9%
During the three months ended September 30, 2024, the Company recorded net restructuring and other charges of $18.0. The charges were comprised of $19.3 related to severance and other personnel costs. The charges were adjusted by the reversal of a previously established liability of $1.2 in unused severance-related costs and $0.1 in unused facility-related costs.
During the three months ended September 30, 2023, the Company recorded net restructuring and other charges of $7.5. The charges were comprised of $11.2 related to severance and other personnel costs and $0.9 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $0.1 in unused severance liabilities and the increase of a previously established liability of $4.5 in facility-related costs.
Interest Expense

	Three Months Ended September 30,
	2024	2023	Change
Interest expense	$(50.4)	$(50.3)	0.3%
For the three months ended September 30, 2024, interest expense remained relatively flat as compared to the same period in 2023. There was a decrease in interest expense related to the repayment of the November 2023 $300.0 senior notes which was offset by increased interest expense related to the revolving credit facility and the new accounts receivable securitization facility (AR Facility).

INDEX

Equity Method Income

	Three Months Ended September 30,
	2024	2023	Change
Equity method income (expense), net	$(0.5)	$(0.3)	66.3%
 Equity method income (expense) represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in income for the three months ended September 30, 2024, as compared with the corresponding period in 2023, was partially due to the sale of the Company's interest in one joint venture and the acquisition of the remaining interest in another joint venture during 2023.
Other, net

	Three Months Ended September 30,
	2024	2023	Change
Other, net	$4.3	$21.1	78.5%
 The change in Other, net for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, is partially due to a decrease of $4.3 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, the Company recorded investment losses of $1.6 for the three months ended September 30, 2024 compared to investment gains of $4.0 for the corresponding period of 2023. Foreign currency transaction losses of $10.0 were recognized for the three months ended September 30, 2024, as compared to losses of $2.8 for the corresponding period of 2023.
Income Tax Expense

	Three Months Ended September 30,
	2024	2023	Change
Income tax expense	$41.0	$55.1	(25.6)%
Income tax expense as a % of earnings before income taxes	19.5%	23.1%
The year-over-year decrease in the effective tax rate for the three months ended September 30 is primarily attributable to the relative geographical mix of earnings among domestic and foreign entities resulting in favorable foreign rate differentials along with year-over-year increases in the U.S. research and development tax credits.
Operating Income by Segment

	Three Months Ended September 30,
	2024	2023	Change
Dx segment operating income	$387.4	$386.3	0.3%
Dx segment operating margin	15.2%	16.5%	(1.3)%
BLS segment operating income	120.9	109.0	10.8%
BLS segment operating margin	16.4%	15.2%	1.2%
Segment operating income	508.3	495.3	2.6%
General corporate and unallocated expenses	(172.5)	(169.6)	1.7%
Amortization of intangibles and other assets	(63.7)	(55.7)	14.3%
Goodwill and other asset impairments	—	(10.2)	(100.0)%
Restructuring and other charges	(18.0)	(7.5)	138.9%
Total operating income	$254.1	$252.3	0.7%
Dx operating income was $387.4 for the three months ended September 30, 2024, an increase of $1.1 over operating income of $386.3 in the corresponding period of 2023, and Dx operating margin decreased 130 basis points year-over-year. The decrease in operating margin was due to the Invitae transaction and the unfavorable impact of weather and days.
BLS operating income was $120.9 for the three months ended September 30, 2024, an increase of $11.9 over operating income of $109.0 in the corresponding period of 2023, and BLS operating margin increased 120 basis points year-over-year. The increase was due to organic growth and LaunchPad savings, partially offset by higher personnel costs.
General corporate, unallocated expenses, and other are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $172.5 for the three months ended September 30, 2024, an increase of $2.9 over corporate expenses of $169.6 in the corresponding period of 2023, primarily due to costs related to acquisitions and personnel costs.
The Company remains on track to deliver approximately $100.0 to $125.0 of Launchpad savings in fiscal 2024.

INDEX

Revenues

	Nine Months Ended September 30,
	2024	2023	Change
Dx	$7,558.1	$7,068.3	6.9%
BLS	$2,155.6	$2,079.4	3.7%
Intercompany eliminations and other	(34.2)	(19.4)	76.6%
Total	$9,679.5	$9,128.3	6.0%
The increase in revenues for the nine months ended September 30, 2024, as compared with the corresponding period in 2023 was 6.0%. The increase was due to organic revenue of 3.4%, acquisitions, net of divestitures, of 2.4%, and favorable foreign currency translation of 0.2%. The 3.4% increase in organic revenue was driven by a 4.5% increase in the Company's organic Base Business, partially offset by a 1.1% decrease in COVID-19 Testing.
Dx revenues for the nine months ended September 30, 2024, were $7,558.1, an increase of 6.9% over $7,068.3 during the nine months ended September 30, 2023. The increase was due to organic revenue of 3.8% and acquisitions, net of divestitures, of 3.2%. The 3.8% increase in organic growth was due to a 5.2% increase in the Base Business, partially offset by a 1.4% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 8.5%.
Dx total volume (measured by requisitions) for the nine months ended September 30, 2024, increased by 4.7% as acquisition volume, net of divestitures, contributed 2.6%, while organic volume increased by 2.1%. Organic volume was up due to a 2.9% increase in the Base Business, partially offset by a 0.8% decrease in COVID-19 Testing. Price/mix increased by 2.2% due to organic Base Business growth of 2.3% and acquisitions, net of divestitures of 0.5%, partially offset by a decrease in COVID-19 Testing of 0.6%. Base Business volume increased 5.6% compared to the Base Business last year. Price/mix was up 2.9% in the Base Business compared to the Base Business last year.
BLS revenues for the nine months ended September 30, 2024, were $2,155.6, an increase of 3.7% over $2,079.4 during the nine months ended September 30, 2023. The increase was due to organic growth of 2.7% and favorable foreign currency translation of 0.9%.
Cost of Revenues

	Nine Months Ended September 30,
	2024	2023	Change
Cost of revenues	$6,951.4	$6,584.8	5.6%
Cost of revenues as a % of revenues	71.8%	72.1%
Cost of revenues increased 5.6% during the nine months ended September 30, 2024, as compared with the corresponding period in 2023. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2024, decreased to 71.8% as compared to 72.1% in the corresponding period in 2023. This decrease in cost of revenues as a percent of revenues was primarily due to demand, LaunchPad savings, and CDCS costs in 2023 that do not qualify as discontinued operations, largely offset by higher personnel costs, lower COVID-19 Testing, and the impact from the Invitae transaction.
Selling, General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	Change
Selling, general and administrative expenses	$1,634.8	$1,488.5	9.8%
Selling, general and administrative expenses as a % of revenues	16.9%	16.3%
Selling, general and administrative expenses as a percentage of revenues were 16.9% and 16.3% during the nine months ended September 30, 2024, and 2023, respectively. The increase is primarily due to higher personnel costs, a reduction in COVID-19 Testing revenues, and the impact from the Invitae transaction, partially offset by LaunchPad savings and demand.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2024	2023	Change
Amortization of intangibles and other assets	$186.0	$160.6	15.8%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2023.

INDEX

Goodwill and Other Asset Impairments

	Nine Months Ended September 30,
	2024	2023	Change
Goodwill and other asset impairments	$2.5	$15.2	(83.8)%
The Company recorded impairment charges of $2.5 related to a decommissioned robotic asset during the nine months ended September 30, 2024. The Company recorded impairment charges of $15.2 in capitalized software costs and other intangible assets nine months ended September 30, 2023.
Restructuring and Other Charges

	Nine Months Ended September 30,
	2024	2023	Change
Restructuring and other charges	$34.6	$30.8	12.3%
During the nine months ended September 30, 2024, the Company recorded net restructuring and other charges of $34.6. The charges were comprised of $34.4 related to severance and other personnel costs and $1.8 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $1.2 in unused severance-related costs and $0.4 in unused facility-related costs.
During the nine months ended September 30, 2023, the Company recorded net restructuring and other charges of $30.8. The charges were comprised of $20.4 related to severance and other personnel costs and $14.0 in facility closures, lease terminations, and general integration activities. The charges were adjusted by the reversal of a previously established liability of $1.1 in unused severance liabilities and the increase of a previously established liability of $2.5 in facility-related costs.
Interest Expense

	Nine Months Ended September 30,
	2024	2023	Change
Interest expense	$(144.9)	$(150.8)	(3.9)%
The decrease in interest expense for the nine months ended September 30, 2024, as compared with the corresponding period in 2023, is primarily due to the repayment of the November 2023 $300.0 senior notes.
Equity Method Income

	Nine Months Ended September 30,
	2024	2023	Change
Equity method income (expense), net	$(0.7)	$(1.5)	(50.7)%
  Equity method income (expense) represents the Company's ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The decrease in equity method expense for the nine months ended September 30, 2024, as compared with the corresponding period in 2023, was partially due to the sale of the Company's interest in one joint venture and the acquisition of the remaining interest in another joint venture during 2023.
Other, net

	Nine Months Ended September 30,
	2024	2023	Change
Other, net	$43.8	$(2.7)	1,721.5%
 The change in Other, net for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is primarily due to $41.0 of additional transition services fees charged to Fortrea related to administrative and IT systems support during the nine months ended September 30, 2024 as compared to the same period in 2023. The costs to provide these services are included in operating income but the service fees are included in other income. In addition, the Company recorded investment losses of $7.3 for the nine months ended September 30, 2024 compared to investment losses of $1.6 for the corresponding period of 2023. Foreign currency transaction losses of $15.2 were recognized for the nine months ended September 30, 2024, as compared to losses of $8.6 for the corresponding period of 2023. The Company also recorded a $4.9 gain on the sale of the assets of its Beacon Laboratory Benefit Solutions, Inc. business in 2024.

INDEX

Income Tax Expense

	Nine Months Ended September 30,
	2024	2023	Change
Income tax expense	$172.2	$168.8	2.0%
Income tax expense as a % of earnings before income taxes	22.2%	23.6%
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

	Nine Months Ended September 30,
	2024	2023	Change
Dx segment operating income	$1,246.8	$1,237.5	0.7%
Dx segment operating margin	16.5%	17.5%	(1.0)%
BLS segment operating income	328.2	287.2	14.2%
BLS segment operating margin	15.2%	13.8%	1.4%
Segment operating income	1,575.0	1,524.7	3.3%
General corporate and unallocated expenses	(481.7)	(469.7)	2.6%
Amortization of intangibles and other assets	(186.0)	(160.6)	15.8%
Goodwill and other asset impairments	(2.5)	(15.2)	(83.8)%
Restructuring and other charges	(34.6)	(30.8)	12.3%
Total operating income	$870.2	$848.4	2.6%

Dx operating income was $1,246.8 for the nine months ended September 30, 2024, an increase of $9.3 over operating income of $1,237.5 in the corresponding period of 2023, and Dx operating margin decreased 100 basis points year-over-year. The decrease in operating margin was due to a reduction in COVID-19 Testing, higher personnel costs, and the impact from the Invitae transaction, partially offset by growth in the Base Business.
BLS operating income was $328.2 for the nine months ended September 30, 2024, an increase of $41.0 over operating income of $287.2 in the corresponding period of 2023, and BLS operating margin increased 140 basis points year-over-year. The increase was due to organic growth and LaunchPad savings, partially offset by higher personnel expense.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $481.7 for the nine months ended September 30, 2024, an increase of $12.0 over corporate expenses of $469.7 in the corresponding period of 2023, primarily due to costs related to acquisitions, and personnel costs.
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

INDEX

In summary, the Company's cash flows from continuing operations were as follows for the nine months ended September 30, 2024, and 2023, respectively:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by operating activities from continuing operations	$808.6	$622.7
Net cash used for investing activities from continuing operations	(1,157.2)	(816.2)
Net cash provide by (used for) financing activities from continuing operations	1,326.6	(1,112.5)
Effect of exchange rate changes on cash and cash equivalents	2.5	3.5
Net increase (decrease) in cash and cash equivalents from continuing operations	$980.5	$(1,302.5)
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2024, and 2023, totaled $1,517.3 and $727.9, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, commercial paper, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, the Company's continuing operations used $808.6 of cash as compared to providing $622.7 during the same period in 2023. The $185.9 increase in cash provided from operations in 2024 as compared with the corresponding 2023 period is primarily due to higher cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities from continuing operations for the nine months ended September 30, 2024, was $1,157.2 as compared to $816.2 for the nine months ended September 30, 2023. The change in cash used for investing activities was primarily due to an increase in business acquisitions and higher capital expenditures during the nine months ended September 30, 2024. Capital expenditures were $377.8 and $286.4 for the nine months ended September 30, 2024, and 2023, respectively.
On September 17, 2024, the Company announced that it entered into an agreement with Cinven, Inc. to acquire a 15% minority interest in SYNLAB, a leader in medical diagnostic services and specialty testing in Europe, for approximately $155.9 (€140.0). The transaction is anticipated to close in early 2025, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals. The Company will acquire the minority interest through an intermediate holding company that will be established to hold the investment with SYNLAB and will be represented on the holding company board with Cinven, Inc. and other investors.
Cash Flows from Financing Activities
Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2024, was $1,326.6 as compared to net cash used for financing activities of $1,112.5 for the nine months ended September 30, 2023. The change in cash flows from financing activities from continuing operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily due to $2,000.0 of proceeds for new debt securities, and $300.0 of proceeds for the AR Facility, offset by the $600.0 payment of the 3.25% senior notes due September 2024.
On September 23, 2024, LCAH entered into an indenture with U.S. Bank Trust Company, National Association, as trustee (the Trustee) (the Indenture). Also, on September 23, 2024, the Company, LCAH, and the Trustee entered into certain first, second, and third supplemental indentures to the Indenture under each of which LCAH issued, and the Company guaranteed, $650.0 aggregate principal amount of 4.35% Senior Notes due 2030 (the 2030 Notes), $500.0 aggregate principal amount of 4.55% Senior Notes due 2032 (the 2032 Notes) and $850.0 aggregate principal amount of 4.80% Senior Notes due 2034, respectively (the 2034 Notes and, together with the 2030 Notes and the 2032 Notes, the Notes), totaling $2,000.0. Interest on the Notes is payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2025. Net proceeds from the offering of the Notes were approximately $1,982.1 after deducting underwriting discounts and other estimated expenses of the offering. The net proceeds were used to redeem or repay indebtedness and, to the extent not used for such purpose, for other general corporate purposes. Indebtedness redeemed or repaid at or prior to maturity were the Company's 2.30% senior notes due 2024, its 3.60% senior notes due 2025 and $350.0 of borrowings under its revolving credit facility.
On August 23, 2024, the Company and a bankruptcy-remote special purpose vehicle entered into an AR Facility with PNC Bank, National Association with a three-year term. The AR Facility provides for purchases of accounts receivable by PNC in an amount of up to $300.0 through August of 2027 and may increase to up to $700.0, subject to the satisfaction of certain conditions.
During the three months ended September 30, 2024, the Company received loan proceeds of $300.0 under the AR Facility, which is included in cash from financing activities in the Condensed Consolidated Statement of Cash Flows.

INDEX

At September 30, 2024, the Company had $1,517.3 of cash and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company's credit facilities and indentures relating to the Company's senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers , and with respect to the credit facilities, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the credit facilities and the indentures related to the Company's outstanding senior notes at September 30, 2024. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next twelve months.
On July 24, 2024, the Board adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. As of September 30, 2024, the Company had outstanding authorization from the board of directors to purchase up to $1,355.4 of the Company's common stock.
For the nine months ended September 30, 2024, the Company paid $183.0 in common stock dividends. On October 10, 2024, the Company announced a cash dividend of $0.72 per share of common stock for the fourth quarter, or approximately $61.0 in the aggregate. The dividend will be payable on December 13, 2024, to stockholders of record of all issued and outstanding shares of common stock as of the close of business on November 26, 2024. The declaration and payment of any future dividends will be at the discretion of the Company’s board of directors.
Guarantor Information
In connection with the Reorganization, the Company, LCAH and the Trustee entered into a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to an indenture, dated as of November 19, 2010, between LCAH and the Trustee (the 2010 Indenture). In addition, the Company, LCAH and the Trustee entered into the 2024 Indenture (the 2010 Indenture, together with the 2024 Indenture, the Indentures). The Seventeenth Supplemental Indenture, among other things, provides for the full and unconditional guarantee by the Company of LCAH’s obligations under the 2010 Indenture, and each series of senior unsecured notes issued and outstanding thereunder, and the 2024 Indenture provides for the full and unconditional guarantee by the Company of LCAH’s obligations, and each series of senior unsecured notes issued and outstanding, thereunder (collectively, the Labcorp Holdings Guarantees). Also, the Indentures permit the Company to satisfy LCAH’s reporting obligations so long as the Labcorp Holdings Guarantees remain in place and the Company’s financial statements and other information comply with the requirements of Rule 3-10 of Regulation S-X and the Exchange Act (Regulation S-X).
As of September 30, 2024, there was $4,492.9 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for LCAH because the assets, liabilities and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s consolidated financial statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Foreign Currency Exchange Rates
Approximately 13.6% of the Company’s revenues for the nine months ended September 30, 2024, and approximately 13.7% of the Company’s revenue for the nine months ended September 30, 2023, were denominated in currencies other than the U.S. Dollar (USD). The Company’s financial statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In the third quarter of 2024 and the year ended December 31, 2023, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro and British Pound. Excluding the

INDEX

impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2024, by approximately $20.8. Gross accumulated currency translation adjustments recorded as a separate component of shareholders’ equity were $78.3 and $(56.0) for the quarter ended September 30, 2024 and 2023, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of time, ranging from months to years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2024, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through October 2024 with a notional value totaling approximately $382.0. At December 31, 2023, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through January 2024 with a notional value totaling approximately $305.8.
The Company is party to USD to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $1,200.0, $300.0 maturing in 2029, 300.0 maturing in 2031 and 600.0 maturing in 2034, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
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
ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars and shares in millions, except per share data)
During the three months ended September 30, 2024, the Company repurchased the following shares of its common stock:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	—	$—	—	$1,430.4
August 1 - August 31	—	—	—	1,430.4
September 1 - September 30	0.3	224.91	0.3	1,355.4
	0.3	$224.91	0.3	$1,355.4
On July 24, 2024, the Board adopted a new share repurchase plan authorizing up to $1,000.0 of the Company's shares in addition to the remaining amount outstanding under the previous plan. As of September 30, 2024, the Company had outstanding authorization from the board of directors to purchase up to $1,355.4 of the Company's common stock. The repurchase authorization has no expiration date.
Item 5. Other Information
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 30, 2024, none of the Company's directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Duration
Adam H. Schechter	August 7, 2024	Rule 10b5-1 Trading Arrangement	Up to	(27,276)	(1)	8/29/2025(2)
Chief Executive Officer
(1) The figure presented represents the shares to be sold on the vesting of equity awards before reduction for shares to be withheld for tax purposes
(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the date listed in the table.

INDEX

Item 6. Exhibits

(a)
4.1
Indenture, dated as of September 23, 2024, by and between Laboratory Corporation of America Holdings, as issuer, and U.S. Bank National Trust Company Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2024)

4.2
First Supplemental Indenture, dated as of September 23, 2024, among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2030 Notes (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 23, 2024)

4.3
Second Supplemental Indenture, dated as of September 23, 2024, by and among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2032 Notes (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 23, 2024)

4.4
Third Supplemental Indenture, dated as of September 23, 2024, by and among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2034 Notes (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 23, 2024)

10.1
Receivables Purchase Agreement, dated as of August 23, 2024, by and among Labcorp Receivables, LLC, as seller, persons from time to time party hereto, as purchasers, PNC Bank National Association, as administrative agent, Laboratory Corporation of America Holdings, as Servicer, and PNC Capital Markets, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 23, 2024)

10.2
Sale and Contribution Agreement, dated as of August 23, 2024, by and among each of the persons from time to time party hereto, as originators, Laboratory Corporation of America Holdings, as an originator and as servicer, and Labcorp Receivable LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 23, 2024)

10.3
Performance Guaranty, dated as August 23, 2024, by Labcorp Holdings, Inc., in favor of PNC Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on August 23, 2024)

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

October 29, 2024