Form 10-K
period 2024-12-31
LABCORP HOLDINGS INC.
filed 2025-02-25
CIK 920148

Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to  ______
Commission file number - 1-11353
LABCORP HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	99-2588107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

358 South Main Street
Burlington	,	North Carolina	27215
(Address of principal executive offices)			(Zip Code)
(Registrant’s telephone number, including area code) 336-229-1127
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.10 par value	LH	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Index

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 28, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was was approximately $16.4 billion.
As of February 24, 2025, there were 83.7 million shares of the registrant’s common stock, $0.10 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2024, are incorporated by reference into Part III.

Index

Index

FORWARD-LOOKING STATEMENTS

In this Annual Report on Form 10-K (Annual Report), Labcorp® Holdings Inc. together with its subsidiaries (Labcorp or the Company), has made, and from time to time may otherwise make in its public filings, press releases and discussions by Company management, forward-looking statements concerning the Company’s operations, performance and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Risk Factors” section of this Annual Report, and in the Company’s other public filings, press releases, and discussions with Company management, including:
1.changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the United States (U.S.) healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the U.S. Protecting Access to Medicare Act of 2014;
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
3.significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health Act, the European Union’s General Data Protection Regulation, and similar laws and regulations in jurisdictions in which the Company conducts business;
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
6.fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, damage to the Company’s reputation, injunctions, or criminal prosecution arising from failure to maintain compliance with current good manufacturing practice regulations and similar requirements of various regulatory agencies in jurisdictions in which the Company conducts business;
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
9.changes in and failure to comply with the applicable regulations of pharmaceutical and medical device regulators affecting the approval, availability of, and the selling and marketing of diagnostic tests including LDTs, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration (FDA), the U.S. Department of Agriculture, the Medicine and Healthcare products Regulatory Agency in the United Kingdom, the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the European Union, the European Medicines Agency, and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;

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
20.inability to achieve the expected benefits and synergies of newly acquired businesses, including due to items not discovered in the due diligence process, and the impact on the Company’s cash position, levels of indebtedness, and stock price;
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

Index

30.failure to obtain, maintain, and enforce intellectual property rights for protection of the Company's offerings and defend against challenges to those rights;
31.scope, validity, and enforceability of patents and other proprietary rights held by third parties that may impact the Company's ability to develop, perform, or market the Company's offerings or operate its business;
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
33.discontinuation or recalls of existing products used in the performance of testing;
34.a failure in the Company's information technology systems, including with respect to testing turnaround time and billing processes, the failure of the Company or its third-party suppliers and vendors to maintain the security of business information or systems or to protect against cybersecurity incidents such as denial of service attacks, malware, ransomware, and computer viruses, delays or failures in the development and implementation of the Company’s automation platforms, or adverse effects from the use of or regulation of artificial intelligence (AI) and machine learning tools, any of which could result in a negative effect on the Company’s performance of services, a loss of business or increased costs, delays in cash collections, damages to the Company’s reputation, significant litigation exposure, an inability to meet required financial reporting deadlines, or the failure to meet future regulatory or customer information technology, data security, and connectivity requirements;
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
37.impact on the Company’s revenues, cash collections, and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company’s credit ratings by Standard & Poor’s and/or Moody’s;
38.failure to maintain the expected capital structure for the Company, including failure to maintain the Company’s investment grade rating, or leverage ratio covenants under its revolving credit facility;
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
44.changing global economic conditions and government and regulatory changes; and
45.risks associated with the impacts and expected benefits and costs of the completed spin-off of Fortrea Holdings Inc. (Spin-off), including, but not limited to, factors that could adversely affect the Company’s ability to realize the expected benefits of the Spin-off, the failure of the Spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

Index

PART I
Item 1.       BUSINESS
Labcorp® Holdings Inc. (Labcorp or the Company) is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. The Company’s nearly 70,000 employees serve clients in approximately 100 countries, provided support for more than 75% of the new drugs and therapeutic products approved in 2024 by the FDA, and performed more than 700 million tests annually for patients around the world.
On April 25, 2024, Laboratory Corporation of America Holdings (LCAH) announced plans to implement a new public holding company structure, with Labcorp Holdings Inc. as the holding company. On May 17, 2024, the Company completed the holding company reorganization (Reorganization) and became the successor issuer to LCAH. Labcorp Holdings Inc. has no independent assets or operations and its sole ownership interest is in LCAH.
The Company is organized under two segments, consisting of Diagnostics Laboratories (Dx), which includes routine testing and specialty/esoteric testing, and Biopharma Laboratory Services (BLS), consisting of Early Development Research Laboratories (ED) and Central Laboratory Services. The Company’s strength in science, technology, and innovation, as well as its global scale, enable it to play a leading role in advancing healthcare across the globe.
The significant reach, breadth, and advancement of the Company’s offerings have resulted in Base Business revenue growth of 4.9% from 2023 through 2024 and 7.4% versus 2019 compound annual growth rate (CAGR). Base Business includes the Company’s business operations except for COVID-19 PCR testing (COVID-19 Testing).
For the year ended December 31, 2024, the Company generated revenues of $13,008.9 million, diluted earnings per share from continuing operations of $8.84, and had a total operating cash flow provided by continuing operations of $1,585.8 million.
The Company believes that science, technology, and innovation drive its continued success, differentiate the Company, and are foundational to its future. They are critical to the Company’s ability to carry out its mission to improve health and improve lives.
Spin-off of Fortrea Holdings Inc.
On June 30, 2023, the Company completed the previously announced separation (Spin-off) of its former clinical development and commercialization services (CDCS) business, Fortrea Holdings Inc. (Fortrea), through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea common stock to holders of record of Labcorp common stock (Common Stock). Each holder of record of Common Stock received one share of Fortrea common stock for every share of Common Stock.
Upon closing of the Spin-off, Fortrea made a cash distribution to the Company of approximately $1,600.0 million. In 2023, these proceeds were mainly used to repurchase approximately $1,000.0 million in the aggregate of Common Stock pursuant to accelerated share repurchase agreements and paying down $300.0 million of debt that matured in 2023. The remaining funds were used in 2024 to support continued programs to return value to shareholders, through cash dividends and/or share repurchases.
As a result of the Spin-off, all current and historical operating results of Fortrea are presented as Earnings from discontinued operations, net of tax, in the Consolidated Statements of Operations and the Company has recast its BLS segment results to exclude the historical results of the CDCS business for all periods presented.
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
1.Be the Partner of Choice for Health Systems and Local and Regional Laboratories
The Company expects industry consolidation to continue, as hospitals and health systems focus on investing in core patient care services. The depth and the breadth of opportunity and the quality of the pipeline is robust, and the Company is optimistic

Index

about continued expansion. The Company seeks partnerships that meet financial criteria, including being accretive in the first year, returning each transaction’s cost of capital within three years, and providing a clear path to improve margins.
The Company signed or completed 10 collaboration transactions with health systems and local and regional laboratories in 2024. The Company believes it is an attractive partner for hospitals and health systems for multiple reasons, including its:
•innovative offerings in high growth specialty areas;
•industry-leading test portfolio and national presence;
•unique data and analytics capabilities; and
•ability to integrate a hospital’s laboratory services seamlessly.
2.Lead in the Development, Licensing, and Scaling of Specialty Testing
The Company is focused on four primary specialty testing areas: oncology, women's health, autoimmune disease, and neurology, which the Company believes represent significant growth areas. The development of specialty tests and companion diagnostics (CDx) are attractive to health systems partners and biopharma as they continue to develop more products in specialty areas and cell and gene therapy. The Company has demonstrated its ability to provide comprehensive portfolios in these four areas, which comprise more than half of clinical trials conducted in its Central Laboratory Services business.
Longer-term, the Company is focused on three enterprise-wide strategic priorities to drive growth:
1.Establish leadership and partnership capabilities in cell and gene therapy
Cell and gene therapy is a growing focus of biopharma pipelines, with approximately 2,000 clinical trials being conducted globally and representing approximately 20% of all biopharma drug pipelines. The Company expects the cell and gene therapy market to grow at a substantially higher rate than other types of therapies over the next five years. As cell and gene therapies expand, the Company has an opportunity to leverage its strong drug development capabilities, scientific expertise, and pharma relationships to become a development lab of choice. Longer-term as these therapies develop, the Company believes it can harness its diagnostic assets to support biopharma in commercializing cell and gene therapies and scaling these therapies through its hospital and health system business over time.
2.Expand Consumer-centric Capabilities
Consumerism trends, such as greater choice, convenience, and transparency, continue to have a growing influence across the healthcare landscape and present new opportunities for growth. Through its core customer groups, the Company has approximately 175 million patient encounters per year and has invested in modern capabilities to digitize and improve the patient journey across patient service centers. Through the Labcorp OnDemand™ channel, the Company has also demonstrated its ability to connect with consumers directly and is now offering 75 health and wellness tests through Labcorp OnDemand. Across its core businesses, the Company has an opportunity to make strategic investments to continue to enhance the customer experience through its patient portal, patient service center network, and other consumer-focused initiatives, and to capitalize on select direct revenue streams that require elevated consumer capabilities. The Company’s scaled operations, trusted brand, scientific leadership, and broad customer base are key differentiators that will support its efforts to expand over time to meet the evolving needs of its customer groups.
3.Expand Global Reach, Including Through Companion Diagnostics
International expansion of specialized diagnostics remains a key opportunity for future growth as the Company continues to add to its pipeline of specialty diagnostics. The Company is already a key partner to biopharma in CDx. As its pipeline of specialty diagnostics grows, the Company will seek to leverage its scientific leadership in new markets through a differentiated set of capabilities, including:
•a global central laboratory footprint;
•innovative science and technology;
•a comprehensive and competitive testing portfolio; and
•deep customer relationships in diagnostics and biopharma laboratory services.
As CDx continues to become more important for serving customers across the enterprise, the Company has a unique set of capabilities to be an end-to-end partner to biopharma and will continue to expand these capabilities to fuel further targeted growth internationally.
Capital Allocation
The Company believes it has a strong track record of deploying capital to investments that enhance the Company’s business and return capital to shareholders.

Index

During 2024, the Company invested $839.0 million in strategic business acquisitions. The acquisitions have enhanced the Company’s service offerings, expanded its customer and revenue mix, and strengthened and broadened the scope of its geographic presence. The Company continues to evaluate acquisition opportunities that leverage the Company’s core competencies, complement existing scientific and technological capabilities, increase the Company’s presence in key geographic, therapeutic and strategic areas, and meet or exceed the Company’s financial criteria.
During 2024, the Company repurchased 1.1 million shares of Common Stock at an average price of $219.57 per share for a total cost of $250.1 million and paid dividends of $243.1 million. At the end of 2024, the Company had outstanding authorization from its Board of Directors (Board) to purchase up to $1,280.4 million maximum value of Common Stock.
During 2024, capital expenditures were $489.9 million, or 3.8% of the Company’s revenues. The Company expects this level of spending to remain consistent in 2025, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, projects related to its LaunchPad initiative, and further acquisition integration initiatives.
The Company will continue to evaluate opportunities for strategic deployment of capital in light of market conditions.
Seasonality and External Factors
The Company experiences seasonality across its business. For example, testing volume generally declines during the year-end holiday period and other major holidays and can also decline due to inclement weather or natural disasters. Testing volumes can also be impacted by changes in the global economy, exchange rate fluctuations, political and regulatory changes, the progress of ongoing studies and the startup of new studies, as well as the level of expenditures made by the pharmaceutical, biotechnology and medical device industries in research and design (R&D). Declines in testing volume reduce revenues, operating margins, and cash flows.
In 2024, approximately 13.7% of the Company’s revenues were billed in currencies other than the U.S. dollar, with the Swiss franc, British pound, Canadian dollar, and the euro representing the largest components of its currency exposure.
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

Index

The Company’s Business
For the year ended December 31, 2024, the Company’s revenues were $13,008.9 million, an increase of 7.0% from $12,161.6 million in 2023. The 7.0% increase in revenues for the year ended December 31, 2024, as compared to the corresponding period in 2023, was primarily due to organic revenue of 3.9%, acquisitions, net of divestitures of 2.8%, and favorable foreign currency translation of 0.2%. The 3.9% increase in organic revenue was due to a 4.9% increase in the Company’s organic Base Business, partially offset by an 1.0% decrease in COVID-19 Testing.

In Millions, Except Per Share Data	Year Ended December 31,
	2024	2023
Revenues	$13,008.9	$12,161.6
Gross profit	$3,624.4	$3,364.9
Operating income	$1,086.7	$725.6
Net earnings attributable to Labcorp Holdings Inc.	$746.0	$418.0
Cash flows provided by continuing operating activities	$1,585.8	$1,202.3
Basic earnings per common share from continuing operations	$8.89	$4.35
Diluted earnings per common share from continuing operations	$8.84	$4.33
The Company reports its business in two segments, Dx and BLS. In 2024, Dx and BLS contributed 78% and 22%, respectively, of revenues to the Company, and in 2023 contributed 77% and 23%, respectively. Nearly all of Dx’s revenues are generated in the U.S., with a smaller portion in Canada and a relatively small amount in the rest of the world. BLS’s revenues are nearly evenly split between the U.S. and the rest of the world, with approximately 41% derived from the U.S. and approximately 59% from other countries. Although this allocation of revenues provides some protection from economic shifts in any one country, it is still heavily tilted towards the U.S. As a result, to further diversify its operations, the Company may explore select business opportunities outside the U.S. The Company’s revenues by segment payers/customer groups and by geography for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended December 31, 2024				Year Ended December 31, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	9%	—%	—%	9%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	77%	—%	—%	77%

BLS
Pharmaceutical, biotechnology and medical device companies	9%	9%	4%	22%	10%	9%	4%	23%

Total revenues	87%	9%	4%	100%	87%	9%	4%	100%
Diagnostics Laboratories Segment
During 2024, the Dx segment generated $10,144.3 million in revenues and $1,606.3 million in segment operating income, resulting in an operating margin of 15.8%.

In Millions	Year Ended December 31,
	2024	2023
Revenues	$10,144.3	$9,415.1
Dx segment operating income	$1,606.3	$1,591.3
Dx offers a comprehensive menu of frequently requested core testing and specialty testing through an integrated network of primary and specialty laboratories across the U.S. and Canada. This network is supported by a sophisticated information technology system, with more than 80,000 electronic interfaces to deliver test results, nimble and efficient logistics, and local labs offering rapid response testing.
Dx also provides patient access points that are strategically and conveniently located throughout the U.S., including more than 2,200 patient service centers (PSCs) and more than 6,800 in-office phlebotomists located in customer offices and facilities.

Index

Although testing for healthcare purposes and customers who provide healthcare services represents the most significant portion of the clinical laboratory industry, clinical laboratories also perform testing for other purposes and customers, including employment and occupational testing, deoxyribonucleic acid testing to determine parentage and to assist in immigration eligibility determinations, environmental testing, wellness testing, toxicology testing, pain management testing, and medical drug monitoring. Dx offers an expansive test menu that includes a wide range of clinical, anatomic pathology, genetic and genomic tests, and regularly adds new tests and improves the methodology of existing tests to enhance patient care. Dx also offers more than 75 consumer-initiated wellness tests available online through its Labcorp OnDemand platform.
As part of an ongoing commitment to be an efficient and high-value provider of laboratory services, Dx implemented and has maintained a comprehensive business process improvement initiative known as LaunchPad. The initiative was designed to reengineer the Company’s systems and processes to create a sustainable and more efficient business model, and to improve the experience of all stakeholders.
The Dx business can be categorized into the following components:

Service	Key Features
Testing Operations and Productivity
•Network of PSCs offering specimen collection services
•Comprehensive, nimble supply chain for transferring specimens across the entire life cycle of a patient sample
•One- to two- day turnaround time for most test results, with the vast majority of results delivered electronically to healthcare providers and to patients who have a Labcorp Patient™ account
•Rigorous standard of quality - 25 regional/specialty labs hold International Organization for Standardization (ISO) 15189 certification, five labs hold ISO 13485 certification, and two labs hold both

Testing and Related Services
•Standard Testing Services - frequently-ordered tests used in regular patient care include blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, PAP tests, hemoglobin A1C, prostate-specific antigen (PSA), tests for sexually transmitted diseases (e.g., chlamydia, gonorrhea, trichomoniasis, human immunodeficiency (HIV), and hepatitis C (HCV)), vitamin D, microbiology cultures and procedures, and alcohol and other substance abuse tests
•Specialty Testing Services - industry leader in gene-based and esoteric testing; advanced tests that target specific diseases and use new technologies; services include anatomic pathology/oncology, cardiovascular disease, coagulation, diagnostic genetics, endocrinology, infectious disease, women’s health, pharmacogenetics, parentage and donor testing, occupational testing services, medical drug monitoring services, chronic disease programs, and kidney stone prevention
•Dx offers a range of health and wellness services to employers and MCOs, including health fairs, on-site and at-home testing, vaccinations and health screenings

Development of New Tests
•Nearly 100 new tests launched in 2024
•Active diagnostics and therapeutics research division: approximately 750 studies, articles, and presentations produced in 2024
•Continuous investing, internally and externally, in new testing technologies and advanced testing capabilities

Technology-Enabled Services and Support
A range of services and support using proprietary technologies to improve the customer and patient experience and provide convenient access to data and analytics, including:
•More than 6.7 million enhanced clinical decision support (CDS) reports delivered to physicians and health systems
•Online and mobile applications improving the patient experience by allowing patients to learn about the Company’s offerings, schedule PSC visits, check-in upon PSC arrival, complete documentation, access tests and test results, and manage their accounts
•Online applications for providers, MCOs and accountable care organizations (ACOs) to obtain test results and population and health management data

Effect of U.S. Market Changes on the Clinical Laboratory Business
The delivery of, and reimbursement for, healthcare continues to change in the U.S., impacting all stakeholders, including the clinical laboratory business. Medicare (which principally serves patients who are 65 and older), Medicaid (which principally serves low-income patients), and insurers have increased their efforts to control the cost, utilization, and delivery of healthcare services. Measures to regulate healthcare delivery in general and clinical laboratories in particular have resulted in reduced prices, added costs, increased coverage denials and claims edits, and decreased test utilization for the clinical laboratory

Index

industry by imposing new, increasingly complex regulatory and administrative requirements. The government also has continued to adjust the Medicare and Medicaid fee schedules at the national and local level, and the Company believes that pressure to reduce government reimbursement will continue.
Fees for most laboratory services reimbursed by Medicare are established in the Clinical Laboratory Fee Schedule (CLFS) and fees for other testing reimbursed by Medicare, primarily related to pathology, are covered by the Physician Fee Schedule (PFS). During 2024, approximately 8.8% of Dx’s revenue was reimbursed under the CLFS (8.8% in 2023), and approximately 0.4% was reimbursed under the PFS (0.4% in 2023). Dx has experienced governmental reimbursement reductions as a direct result of several Congressional acts and regulatory initiatives, including those designed to control healthcare expenses reimbursed by government programs through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing, and new methods to establish and adjust fees.
The most significant of these developments was the Protecting Access to Medicare Act (PAMA). Beginning in 2018, under PAMA, the Centers for Medicare and Medicaid Services (CMS) of the U.S. Department of Health and Human Services (HHS) set the CLFS using the weighted median of reported private payer prices paid to certain laboratories that receive a majority of their Medicare revenue from the CLFS and PFS and that bill Medicare under their own National Provider Identifier (NPI). Applicable labs, including Dx, were required to begin reporting their test-specific private payer payment amounts to CMS during the first quarter of 2017. CMS used that private market data to calculate weighted median prices for each test (based on applicable current procedural technology (CPT) codes) to represent the new CLFS rates beginning in 2018, subject to certain phase-in limits. For 2018 through 2020, a test price could not be reduced by more than 10.0% per year. PAMA resulted in a net reduction in reimbursement revenue of approximately $245.0 million between 2018-2020 from all payers affected by the CLFS.
Since 2021, the implementation of additional PAMA reporting and reimbursement changes have been delayed each year by legislators. Pursuant to PAMA as amended, for 2026 through 2028, a CLFS test price cannot be reduced by more than 15.0% per year (excluding non-PAMA reimbursement changes). CLFS rates for 2029 and subsequent periods will not be subject to phase-in limits. The phase-in of rates for Clinical Diagnostic Laboratory Tests (CDLTs) established in 2018 will resume in 2026. New CLFS rates will be established in 2027 based on data from 2019 to be reported in 2026. New CLFS rates will be established in 2030 based on data from 2028 to be reported in 2029. CLFS rates for Advanced Diagnostic Laboratory Tests will be updated annually. Unless implementation of PAMA is further delayed or changed, additional reductions in reimbursements of $100.0 million are expected for 2026 from all payers affected by the CLFS.
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
ACLA has continued to work with Congress on potential legislative reform of PAMA, which if adopted could reduce the negative impact of PAMA as currently implemented by CMS. Under the Laboratory Access for Beneficiaries Act, MedPAC was required to conduct a study and make recommendations to Congress on ways to improve data collection, reporting, and rate setting under PAMA to achieve, in a less burdensome manner, CLFS rates that accurately and fairly reflect private market rates. MedPAC’s June 2021 report to Congress included an analysis of potential statistical sampling methodologies that could accomplish that objective, and ACLA incorporated the concept in PAMA reform proposals to Congress. On June 22, 2022, the Saving Access to Laboratory Services Act (SALSA), was introduced in both the U.S. Senate and the U.S. House of Representatives to provide for permanent reform of PAMA incorporating many of ACLA’s proposals. SALSA was re-introduced in the US. Senate on March 28, 2023, and in the U.S. House of Representatives on March 29, 2023. ACLA is considering amendments and alternatives to SALSA that remain under evaluation. The Company supports the ongoing efforts to prevent or lessen the negative impact of the changes to the CLFS pursuant to PAMA, and the full impact of those efforts, but what the long-term effect will be on the CLFS rates is not yet known.
Further healthcare reform could occur in 2025, including changes to the Patient Protection and Affordable Care Act (ACA) and Medicare and Medicaid reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.

Index

In addition, market-based changes have affected and will continue to affect the clinical laboratory business. Reimbursement from commercial payers for diagnostic testing may shift away from traditional, fee-for-service models to alternatives, including value-based, bundled pay-for-performance, and other risk-sharing payment models. The growth of the managed care sector and consolidation of MCOs present various challenges and opportunities to Dx and other clinical laboratories. Dx’s ability to attract and retain MCO customers has become even more important as the impact of various healthcare reform initiatives continues, including expanded health insurance exchanges and ACOs.
The Company serves many MCOs. These organizations have different contracting philosophies, which are influenced by the design of their products. Some MCOs contract with a limited number of clinical laboratories and engage in direct negotiation of rates. Other MCOs adopt broader networks with generally uniform fee structures for participating clinical laboratories. In some cases, those fee structures are specific to independent clinical laboratories, while the fees paid to hospital-based and physician-office laboratories may be different and are typically higher. MCOs may also offer managed Medicare or managed Medicaid plans. In addition, some MCOs use capitation rates to fix the cost of laboratory testing services for their enrollees. Under a capitated reimbursement arrangement, the clinical laboratory receives a per-member, per-month payment for an agreed upon menu of laboratory tests or based upon the proportionate share earned by the clinical laboratory from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. For the year ended December 31, 2024, capitated contracts with MCOs accounted for approximately $366.0 million, or 3.6%, of Dx’s revenues.
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
Helping to balance the overall negative market changes regarding reimbursement discussed above, the Company believes that the volume of clinical laboratory testing is positively influenced by several factors, including an increase in the number and types of tests that are readily available (due to advances in technology and increased cost efficiencies) for the diagnosis of disease, and the general aging of the U.S. population. Periodic infectious disease outbreaks such as the SARS-CoV-2 virus also have the potential to generate additional testing volume in the future and enhance stakeholders’ appreciation for the value of laboratory testing in combating future potential outbreaks. Dx believes that its enhanced and growing menu of tests, focus on high-potential clinical areas, leading position with CDx, broad geographic footprint, and operating efficiency make it well positioned for growth due to a number of market factors, primarily related to a continued drive to improve outcomes and reduce costs across the healthcare system, including but not limited to greater price transparency required under “surprise billing” laws and regulations requiring disclosure of hospital charges.
Biopharma Laboratory Services Segment
During 2024, the BLS segment generated $2,922.6 million in revenues and $458.9 million in segment operating income, resulting in an operating margin of 15.7%.

In Millions	Year Ended December 31,
	2024	2023
Revenues	$2,922.6	$2,774.2
BLS segment operating income	$458.9	$396.3
BLS provides drug development, medical device and CDx development solutions from early-stage research to clinical development, along with support for crop protection and chemical testing, through its ED and Central Laboratory Services businesses. Its customers are comprised of pharmaceutical, biotechnology, medical device, and diagnostic companies across the world. With a global network of operations, BLS offers deep expertise in early development and clinical trials in each therapeutic area. BLS had provided support for more than 75% of the new drugs and therapeutic products approved in 2024 by the FDA, including 86% of those specific to oncology, 74% of those submitted by biotechnology companies, and 80% of those submitted by leading and large pharmaceutical companies. Through its industry-leading central laboratory business, it supports clinical trial activity in approximately 100 countries.

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
•Clinical laboratory services for individuals participating in clinical studies
•Provided to biopharmaceutical customers through its global network of central laboratories in the U.S., Europe, and Asia
•Operates world’s largest automated clinical trial sample collection kit production lines that enable kits to be produced with 5.5 sigma precision
•6 ISO 15189-certified laboratories

Technology Solutions
Proprietary digital tools and services providing customers with greater access to key insights and results, enhanced transparency, quality, and speed of clinical trial patient recruitment, resulting in reduced costs and increased market potential for customers:
•Metrics and benchmarking applications for monitoring patient recruitment for clinical site selection, protocol design, and optimization
•Ability to communicate with patients in the U.S. who may be eligible for clinical trials

Human Capital
Mission and Culture
The Company believes in the power of science to change lives. The Company’s culture centers around its mission to improve health and improve lives. The Company’s nearly 70,000 employees located across 17 countries are essential to the Company’s ability to innovate and advance science and technology to empower patients, providers, and pharmaceutical companies to make clear and confident decisions. Engaging the collective expertise and passion of its employees across the globe is vital to achieving the Company’s mission, which permeates its performance-driven, collaborative, inclusive, customer-centered, and inquisitive culture.
Workforce Demographics
The Company’s global talent is core to its ability to innovate and meet a wide range of patient and customer needs. The Company’s employees are globally dispersed, with 89% in the U.S. and Canada, 5% in Asia, and 6% in Europe. Of the Company’s global workforce, 87% of employees are full time, and 13% are part time. Approximately 71% of the Company’s employees globally are women. Of the U.S.-based employees, approximately 52% of the team are people of color. About 2.5% of the Company’s global workforce is employed under a collective bargaining agreement. Depending on business demand and the availability of talent, the Company supplements up to 8% of its workforce with contingent workers.
In 2024, the Company made investments in its talent to support retention and enable the Company’s growth. For the fourth consecutive year, hiring outpaced voluntary attrition, both globally and in the U.S.
Talent Initiatives
The Company’s talent initiatives support the development of inclusive leadership and culture, enhancing the team member experience, and supporting community engagement and patient focus. Highlights for 2024 include:
•Launch of a listening strategy, including measuring employee experience, inclusion, and well-being;
•Supporting our Employee Resource Groups (ERGs), which are created and led by employee volunteers and open to all employees. ERGs are important resources to foster cross-connections, encourage belonging, support career development, and champion employee voices. The Company now has nine unique ERGs – with 118 local chapters across eight countries (United States, Belgium, China, Switzerland, Germany, India, Singapore, and United Kingdom)

Index

with 7,900 participating employees, representing a growth of 43% participation compared to the year prior. Each ERG has executive sponsorship from senior leadership;
•Recognition of locally relevant celebrations of cultural events reflecting the breadth of different cultures, constituencies, and observances throughout the year;
•Continued deployment of anti-harassment training to employees around the world;
•Continued support of mentoring programs, including a formal mentoring initiative;
•Continued opportunities for greater engagement between employees and management, including quarterly global town halls, which are held virtually and are open to all employees, interactions with front-line employees on visits to the Company’s facilities, and in-person town halls with employees across business units and functions;
•Harmonization of the U.S. paid holiday policy to now recognize six company-designated holidays and one floating holiday – providing a more consistent and inclusive experience for eligible U.S. non-exempt employees. By offering the flexibility of a floating holiday, the Company aims to better accommodate the unique needs, beliefs, and backgrounds of our workforce; and
•Received several awards, such as Silver Military Friendly Award, Best Place to Work for Disability Inclusion, and Forbes’ Best Places to Work for Diversity.
Rewards
The Company operates in a complex, global, and dynamic healthcare industry and believes that its compensation and benefits programs are comprehensive and flexible to attract and retain the caliber of talent needed for the sustained growth and success of the business.
The Company regularly monitors market activity and employee movement within and outside of the healthcare industry to maintain competitiveness. In 2024, the Company awarded $93 million in annual merit increases to recognize its talent and foster pay competitiveness in the market.
Employee Well-being
The Company believes that its investments in compensation and employee well-being are crucial to maintaining comprehensive positioning and a productive, engaged workforce. The Company fulfills its commitment to employee well-being by investing in a variety of holistic tools and resources to support its employees’ physical, emotional, and financial well-being.
In early 2024, the Company re-launched its wellness program making it more inclusive of both domestic and international employees. This new program, called “Best You”, translates easily into the different languages of our international employees and can be tailored to local needs by “Best You Champions” that are present in most countries where the Company has in-office employees. The Company is integrating Best You into the fabric of our company worldwide. The Company has outreach programs to support its ERGs and other groups in providing wellness support to members.
In support of Best You, the Company continues to offer zero-cost telehealth and implemented free virtual Primary care visits for medical, dermatological, and behavioral treatment as part of its medical plans in the U.S., employer matching 401(k) contributions, financial wellness workshops, and custom stress management strategies for teams around the world.
The Company also understands the importance of providing mental health resources to support employees and their families. In 2024, the Company implemented a global employee assistance program (EAP) solution to support employee mental health across the globe. In addition, a suite of People Leader Mental Health Trainings was expanded to further support employees. Best You wellbeing breaks were leveraged by leaders for their teams across the globe, with sessions such as guided meditations and stretch breaks. In partnership with EAP providers, the Company recognized World Kindness Day in November 2024 with events and education throughout the whole month, including videos from our executive leadership team educating and supporting a culture of Kindness, which also helps build an inclusive culture committed to the Company’s mission and strategy.
Additional efforts in support of employee wellbeing include:
•Reducing the cost of monthly medical insurance contributions by $240 per year for more than 17,500 employees in the U.S. earning less than $50,000 per year who participate in Company medical plans;
•Offering free annual wellness screenings for U.S. employees and covered spouses/domestic partners focusing on identifying metabolic conditions that can increase the risk of heart attack, stroke and diabetes. Nearly 28,000 U.S. employees and their covered spouses completed the no-cost screening and earned an annual medical plan contribution discount of up to $4,560;

Index

•Providing up to $1,000 in health reimbursement arrangement and health savings account contributions, available to approximately 31,000 employees and their spouses or domestic partners to encourage health and wellness education and activities;
•Reimbursing up to $300 in fitness-related expenses for more than 13,000 employees across the U.S. and Canada;
•Providing free ColoFitTM kits to over 5,000 employees to enhance colon cancer awareness and screenings;
•Offering Weight Watchers at no cost to employees and adding Weight Watchers Clinic access to support weight health with more than 7,400 employees actively engaged; and
•Expanding $0 MDLIVE services to include Virtual Primary Care alongside Urgent Care, Behavioral Health, and Dermatology for U.S. medical plan participants.
The Company’s No Charge Laboratory Testing program enables eligible U.S. employees and their covered dependents to offset any outstanding balance for most lab work sent to a Company facility or patient service center, following insurance claim processing. Additionally, the Company offers global initiatives to encourage sustainable transportation through programs such as discounted transportation vouchers, reduced-cost bicycle leases, and mileage reimbursement for bicycle commuters, with benefits varying by country.
To enable its employees to establish ownership in the Company, the Company offers an employee stock purchase plan that permits substantially all U.S., Canada, and United Kingdom employees to purchase Common Stock at a 15% discount.
Development and Training
As an organization that pursues answers to the world’s most critical healthcare questions, the Company supports its employees with a work environment that emphasizes continuous learning and development. Through these learning and development opportunities, the Company encourages learning, growth, and innovation to deliver better patient care and new solutions for its customers. The Company provides professional skills training and role specific training, along with formal and informal mentoring and job rotations. The Company onboards and develops new hires through extensive training provided by a dedicated team of technical skill trainers with different departments and functions.
2024 Training Milestones:
•Provided more than 13,000 courses, many of which are available virtually within the global learning management system;
•Completed over 1.1 million hours of training, primarily consisting of regulatory and technical training;
•Offered mentoring programs that nearly 2,800 employees participated in as either mentors or mentees; and
•Completed more than 15,000 hours of professional development.
As a leader in science, the Company has almost 12,000 science-based jobs and leverages several internal scientific forums to help scientists at all levels of experience continuously learn, innovate, and advance their skills in the healthcare industry. Through these forums, those in scientific roles are staying current in their fields of study, sharing their knowledge with others, and helping to expand the skills and experience of their colleagues.
The Company’s ongoing investment in the development of its people stems from a continuing commitment to build a highly talented team. In addition to traditional tuition reimbursement, over the past four years Labcorp Education Advantage has actively supported employees in their pursuit of higher education by covering tuition costs for healthcare or life science degree programs that contribute to their career advancement within the Company. To date, more than 1,800 employees have benefited from this initiative, while also avoiding student loan debt.
To assist with creating a pipeline of future medical lab scientists to support its customers, the Company established the Labcorp School of Medical Laboratory Sciences. The National Accrediting Agency of Clinical Laboratory Sciences approved the Company’s application, which allowed the Company to host an inaugural class of students as part of its accreditation process. In September 2024, five students across three U.S. sites joined the inaugural class. The Company is providing training to students tuition free to support them in obtaining certification for technical careers that are in high demand. Students have the option to work in the Company’s laboratories outside of school hours.
Health and Safety
The nature of the Company’s business requires employees to work directly with patients and animals. This includes the handling, processing, and testing of human or animal specimens on a daily basis. As the health and safety of employees is a primary concern, the Company has established numerous employee health and safety protocols, including engineering and administrative controls, policies, procedures, processes, and training to minimize the potential for, and the severity of, work-related injuries and illnesses.

Index

In 2024, the Company reduced its work-related injury rate per 100 employees by 14.2% and its work-related lost work injury rate per 100 employees by 24.7%. The Company completed a Corporate EHS Audit on 11 significant laboratory facilities, allowing it to assess locations against common expectations and performance criteria. The Company also completed nearly 120,000 safety training sessions covering topics that included bloodborne pathogen, chemical safety, and employee health and safety general awareness.
Community Engagement
Labcorp fosters a culture of giving back beyond the scope of day-to-day tasks. The Access for All initiative leads community engagement efforts of Labcorp and its employees to make a positive impact across the globe. The Labcorp Charitable Foundation extends Labcorp’s commitment to Access for All by investing in programs in communities across the globe in the areas of health, education and community.
In 2024, colleagues continued to support the Company’s global Employee Giving Campaign. Through the campaign, colleagues are able to collectively support the following charities: American Cancer Society, American Heart Association, American Diabetes Association, American Red Cross, United Way, National Urban League, Project HOPE, and new in 2024 to expand Labcorp’s global reach, the International Committee of the Red Cross. These agencies align with Labcorp’s mission to improve health and improve lives by leading the way in healthcare research, providing services to benefit the underserved, and supporting those affected by disaster. Additionally, The Labcorp Charitable Foundation offers a match opportunity for contributions made through the campaign.
Labcorp, its employees and The Labcorp Charitable Foundation are committed to expanding access to healthcare, education, housing, and community support through strategic philanthropy and volunteerism. The Company’s initiatives address social determinants of health while fostering science, technology, engineering, and math education, particularly in underserved communities. By investing in the well-being of those Labcorp serves, the Company helps build stronger communities, remove barriers to healthcare and create opportunities for success.
Throughout the year, whether through financial grants or employee volunteerism, the Company is focused on providing Access for All. Labcorp’s employees assisted in building homes, collecting food, serving meals, and providing essential items to help in underserved communities. The Company financially supported patient assistance programs and community education programs to help improve health of the patients it serves.
Dynacare, a Labcorp company committed to Canada’s health and wellness, continued their efforts to raise awareness about type 2 diabetes and provide testing to those that need it most. During Diabetes Awareness Month, Dynacare partnered with Diabetes Canada to organize five mobile clinics in communities that are most at risk of developing diabetes.
Continuing efforts to make a positive impact, colleagues from across the globe teamed up to serve their communities through the Healthy Communities Contest. This contest ran for three months and encouraged Labcorp employees to unite in acts of kindness to advance Access for All through volunteerism. In return, three teams were selected for their chosen charity to receive a grant from The Labcorp Charitable Foundation.
The Labcorp Charitable Foundation, a private, charitable 501(c)(3) organization established and supported by the Company, invested in more than 200 programs in 2024 that align with the Company’s strategic mission to improve health and improve lives by supporting efforts that increase access to health services, particularly for underserved populations across the globe. Through a partnership with Project HOPE, the Labcorp Charitable Foundation supported a rural health program in China to increase access to pediatric and cancer care services.
The Labcorp Charitable Foundation remained committed to providing relief to communities in need following disaster through support of the American Red Cross Disaster Responder Program. This ongoing commitment supports enables the American Red Cross to provide individual emergency assistance, disaster preparedness, food, shelter and relief items, health and emotional support, and community recovery leading up to and following a disaster or crisis. The Foundation also matched employee donations made to qualified health and humanitarian organizations.
Additionally, in response to the devastation caused by storms such as Hurricanes Helene and Milton along the U.S. East Coast, Labcorp employees mobilized to raise funds, organize donation drives and directly assist impacted communities.
In 2024, Labcorp continued to empower its employees to serve as agents of positive change, aligning their personal values with the Company's mission of enhancing health, through two signature employee engagement programs. Double Your Donation offers a 1:1 match by The Labcorp Charitable Foundation for Labcorp employee donations to qualifying non-profit organizations. Dollars for Doers encourages Labcorp employees to support their communities through volunteer service by offering a monetary donation from The Labcorp Charitable Foundation in recognition of their volunteer or board service to eligible non-profit organizations.

Index

Customers
The Company provides its services to a broad range of customers across Dx and BLS. The primary customer groups serviced by the Company include:
•Payers - Health Plans. The Company serves many health plans, including MCOs, employer plans, and other health insurance providers, each of which operates on a national, regional, or local basis. In certain locations, health plans may delegate to independent physician associations (IPAs) or other alternative delivery systems (e.g., ACOs) the ability to negotiate for services on behalf of certain members.
•Pharmaceutical, Biotechnology, Medical Device, and Diagnostics Companies and Contract Research Organizations (CROs). The Company provides services to hundreds of pharmaceutical, biotechnology, medical device, and diagnostics companies and CROs ranging from the world’s largest multi-nationals to emerging, small and mid-market companies.
•Physicians, Large Provider Organizations, and Other Healthcare Providers. Physicians and other healthcare providers who are authorized to order clinical laboratory testing for their patients are a primary source of requests for Dx’s testing services. These physicians and other providers may practice in a range of settings, including small medical practices, community-based clinics, and large, multidisciplinary organizations.
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
•Other Customers. The Company serves a broad range of other customers, including, but not limited to, governmental agencies, employers, patients and consumers, crop protection and chemical companies, academic institutions, independent clinical laboratories, and retailers.
Sales, Marketing, and Customer Service
The Company offers its services through a sales force focused on serving the specific needs of customers in different market segments. The Company’s sales force is responsible for both new sales and for customer retention and relationship building.
For Dx, these market segments have different representatives focused on each segment in order to better understand and respond to the unique needs of each segment. These include clinical areas, such as primary care, oncology, women’s health, autoimmune diseases, neurology, infectious diseases, endocrinology, gastroenterology, rheumatology and other specialties; payers, such as ACOs, MCOs, and employers, and customers, such as physicians and physician organizations, and hospitals and health systems. The BLS global sales organization provides customer coverage across the pharmaceutical, biotechnology, and medical device industries for services including lead optimization, preclinical safety assessment, analytical services, clinical trial enablement through data insights, central laboratory services, biomarker testing, CDx, and technology solutions. As part of the Company’s ongoing strategic priority to maximize the value of its unique leadership in both diagnostics and biopharma laboratory services, sales representatives from each business segment work together on outreach to potential customers of both businesses, including hospitals and health systems that may purchase testing and participate in clinical trials, or pharmaceutical, biotechnology, or medical device companies whose studies may benefit from use of Dx’s specialty testing, companion diagnostics, and network of PSCs.
Market Opportunity
Dx
The Company believes that in 2024, the U.S. clinical laboratory testing industry generated revenues of more than $80 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-based laboratories, physician-office laboratories, and independent clinical and anatomical pathology laboratories, such as those operated by Dx.
The clinical laboratory business is intensely competitive, and the Company believes that both competition and consolidation in the clinical laboratory business will continue. CMS has estimated that, as of March 2024 (the most recent data available as of the filing of this report), there were nearly 320,000 clinical laboratories of all types, including approximately 9,200 hospital-based laboratories, just under 123,000 physician-office laboratories, and approximately 8,500 independent clinical and anatomic pathology laboratories in the U.S. Dx competes with all of those laboratories. In addition, an increasing number of health system laboratories have been expanding their operations and business, resulting in greater competition for testing from physicians within those systems and from unaffiliated physicians in the health system laboratories’ service areas.

Index

Dx believes that the selection of a laboratory is primarily based on the following factors, all of which the Company believes Dx competes favorably in:
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
BLS
The Company believes that in 2024, the global pharmaceutical industry spent more than $200 billion on R&D. Drug development services businesses like BLS typically derive most of their revenue from R&D, as well as marketing expenditures, of the pharmaceutical, biotechnology, and medical device industries.
Outsourcing of R&D services to CROs and other service providers remains integral to the drug development process. The pharmaceutical market will continue to feel the pressure to improve return on investment, increase R&D productivity, stay abreast of scientific advancements and comply with stringent government regulations and attempts to reduce and control the price of prescription drugs, all supporting the outsourcing model. In the face of mounting complexity, the investment and amount of time required to develop new products are significant and have been increasing. These trends create opportunities for BLS and other companies providing drug development services that can help make the development process more efficient.
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
BLS believes that the selection of a drug development partner is primarily based on the following factors, all of which the Company believes it competes favorably in:
•reputation for quality and regulatory compliance;
•efficient, timely performance;
•expertise and experience in operations;
•application of technology and innovation;
•specific therapeutic and scientific expertise;
•data and analytical capabilities;
•ability to enhance patient recruitment;
•scope of service offerings;
•strengths in various geographic markets;
•price;
•quality of facilities;
•quality of relationships;
•size and scale;
•ability to support decentralized clinical trials;
•ability to develop CDx; and
•access to talent.
Quality
Dx and BLS have comprehensive quality systems and processes appropriate for their respective businesses. The Company’s quality programs are overseen by Dx’s National Office of Quality, BLS’s Global Regulatory Compliance and Quality Assurance Unit, BLS’s central laboratory services expanded laboratory management services department, and the Company’s global supply chain management department and project management staff. The Company has procedures for monitoring its internal performance, as well as that of its vendors, suppliers, and other key stakeholders. In addition, various groups and

Index

departments within the Company provide oversight to monitor and control vendor products and performance and play an essential role in the Company’s approach to quality through improvements in processes and automation.
Virtually all facets of the Company’s services are subject to quality programs and procedures, including accuracy and reproducibility of tests, turnaround time, customer service, marketing communications, data integrity, patient satisfaction, and billing. The Company’s quality programs include measures that compare current performance against desired performance goals to monitor critical aspects of service to its customers and patients. This includes licensing, credentialing, training, competency assessments of professional and technical staff, and internal auditing. In addition to the Company’s own quality programs, the Company’s laboratories, facilities, and processes are subject to on-site regulatory agency inspections and accreditation evaluations, surveys and proficiency testing by local or national government agencies and independent external accrediting programs, and inspections and audits by customers.
Thirty-five of the Company’s laboratories have received ISO 15189, ISO 17025, ISO 13485 and/or ISO 14791 accreditation, demonstrating that they meet international standards for quality and technical competence.
Information Systems
The Company is committed to developing and commercializing technology-enabled solutions it believes will support its operations and provide better care. The Company operates standard platforms for its core business services and its financial and reporting systems. These standard systems provide consistency within workflows and information as well as a high level of system availability, security, and stability. The primary laboratory systems include standardized support for molecular diagnostics, digital pathology, and enhanced specialty laboratory solutions. The Company’s centralized information systems are responsible for operational efficiencies, enabling the Company to achieve consistent, structured, and standardized operating results and effective patient care.
The information systems used by Dx and BLS are discussed in more detail in the sections dedicated to each of those segments. The Company’s cybersecurity processes and systems are discussed in more detail under “Cybersecurity” in Item 1C.
For several years the Company has deployed AI and machine learning tools to supplement its existing data analysis projects and support greater efficiency in its operations. The Company is currently evaluating and testing various additional applications of AI and machine learning tools, while also implementing policies and processes to provide appropriate oversight over the use of AI and machine learning tools by the Company.
Intellectual Property Rights
The Company relies on a combination of patents, trademarks, copyrights, trade secrets, and nondisclosure and non-competition agreements to establish and protect its proprietary technology. The Company has filed and obtained numerous patents in the U.S. and abroad, and regularly files patent applications, when appropriate, to establish and protect its proprietary technology. Occasionally, the Company also licenses U.S. and non-U.S. patents, patent applications, technology, trade secrets, know-how, copyrights, and trademarks owned by others. The Company believes, however, that no single patent, technology, trademark, intellectual property asset, or license is material to its business as a whole.
Patents covering the Company’s technologies are subject to challenges. Issued patents may be successfully challenged, invalidated, circumvented, or declared unenforceable so that patent rights would not create an effective competitive barrier. In addition, the laws of some countries may not protect proprietary rights to the same extent as do the laws of the U.S.
Parties may file claims asserting that the Company’s technologies infringe on their intellectual property. The Company cannot predict whether parties will assert such claims against it, or whether those claims will harm its business. If the Company is forced to defend against such claims, the Company could face costly litigation and diversion of management’s attention and resources. As result of such disputes, the Company may have to develop costly non-infringing technology or enter into licensing agreements. These agreements, if necessary, may require financial or other terms that could have an adverse effect on the Company’s business and financial condition.
Regulation and Reimbursement
General
Because the Company operates in multiple distinct environments and in a variety of locations worldwide, it is subject to numerous, and sometimes overlapping, regulatory requirements. Both the clinical laboratory and the biopharma laboratory businesses are subject to significant governmental regulation at the international, national, state, and local levels. As described below, these regulations concern licensure and operation of clinical laboratories, claims submission and reimbursement for laboratory services, healthcare fraud and abuse, biopharma laboratory services, security and confidentiality of health information, quality, and environmental and occupational safety.

Index

Regulation of Clinical Laboratories
Virtually all clinical laboratories operating in the U.S. must be certified by the federal government or by a federally approved accreditation agency. In most cases, that certification is regulated by CMS through the Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which requires that applicable clinical laboratories meet quality assurance, quality control, and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Clinical laboratories in locations other than the U.S. are generally subject to comparable regulation in their respective jurisdictions.
Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high-complexity testing are required to meet more stringent requirements than moderate-complexity laboratories. Laboratories performing only waived tests, which are tests determined by the FDA to have a low potential for error and requiring little oversight, may apply for a certificate of waiver exempting them from most CLIA requirements. All major and many smaller Company facilities hold CLIA certificates to perform high-complexity testing. The Company’s remaining smaller testing sites hold CLIA certificates to perform moderate-complexity testing or a certificate of waiver. The sanctions for failure to comply with CLIA requirements include suspension, revocation, or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, cancellation or suspension of the laboratory’s approval to receive Medicare and/or Medicaid reimbursement, as well as significant fines and/or criminal penalties. The loss or suspension of a CLIA certification, imposition of a fine or other penalties, or future changes in the CLIA law or regulations (or interpretation of the law or regulations) could have a material adverse effect on the Company.
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
The Company believes that it is in compliance in all material respects with all laboratory requirements applicable to its laboratories operating both within the U.S. and in other countries. The Company’s laboratories have continuing programs to maintain operations in compliance with all such regulatory requirements, but no assurances can be given that the Company’s laboratories will pass all future licensure or certification inspections.
FDA and Other Regulatory Agency Laws and Regulations
Various regulatory agencies, including CMS and the FDA in the U.S., regulate the development, testing, manufacturing, labeling, advertising, marketing, distribution, storage, import, export, performance, and surveillance of diagnostic and therapeutic offerings, including certain offerings provided by the Company and the development of therapeutic products that comprise the majority of BLS’s business. The FDA and other regulatory agencies periodically inspect and review the manufacturing processes and performance of diagnostic and therapeutic products, while CMS, certain state programs, and accreditation entities inspect and review the facilities, personnel, and procedures of clinical laboratories and their laboratory operations. The FDA and other regulatory agencies also periodically inspect test facilities that perform tests on samples from preclinical studies and on human subjects enrolled in such clinical studies of drugs, biologics, and medical devices. These agencies have the authority to take various administrative and legal actions for noncompliance, such as fines, withdrawal of product approval, warning or untitled letters, seizures, recalls, injunctions, and other civil and criminal sanctions.
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
On September 29, 2023, the FDA released a proposed rule to regulate LDTs as medical devices, which was formally published in the Federal Register on October 3, 2023. The proposed rule sought to make explicit that in vitro diagnostic products (IVDs) are devices under the Federal Food, Drug and Cosmetic Act, including when the manufacturer of the IVD is a clinical laboratory. In conjunction with this proposed rule and issuance of new regulations, the FDA proposed a policy by which the FDA would phase out its general enforcement discretion approach for LDTs over a period of four years after the publication of a final rule so that LDTs manufactured by a clinical laboratory would, over the transition period, fall under the existing enforcement approach for IVDs. The proposed rule would not grandfather existing tests or exempt academic medical centers or small laboratories, but the FDA requested public comments on whether it should include those features in a final rule. ACLA disputes FDA’s assertion that LDTs are medical devices and filed comments in December 2023 opposing the proposed rule and urging its withdrawal for the reasons set forth in ACLA’s comments. Both ACLA and the Company have urged FDA

Index

to continue working with Congress and stakeholders toward enactment of appropriate legislation instead of pursuing device regulation of LDTs through rulemaking.
On May 6, 2024, the FDA published a final rule adopting its proposal to regulate LDTs as medical devices over a four-year phase-in period, but with certain changes related to ongoing enforcement discretion for certain categories of LDTs. The final rule became effective on July 5, 2024, and in the absence of a successful legal challenge, the first phase of compliance obligations will begin on May 6, 2025. Most notably, under the final rule, the FDA intends to exercise enforcement discretion and generally not enforce premarket review and most quality system requirements (except for records requirements) for tests currently marketed as LDTs that were first marketed prior to the issuance of the final rule, as long as they are not significantly modified; intends to exercise enforcement discretion and generally not enforce premarket review and most quality system requirements (except for records requirements) for LDTs offered by a laboratory integrated within a healthcare system to meet an unmet need of patients receiving care within the same healthcare system; intends to exercise enforcement discretion and generally not enforce premarket review requirements for tests that are approved by the New York State Clinical Laboratory Evaluation Program (NYS CLEP); and intends to exercise enforcement discretion and generally not enforce premarket review requirements for certain modifications made to 510(k)-cleared and de novo classified tests by CLIA-certified, high-complexity laboratories, even if that 510(k) clearance or classification is held by a different manufacturer. However, the FDA noted that it could change these enforcement discretion policies at any time in the future. The Company expects to be in material compliance with the final rule at applicable compliance dates if the final rule remains in force.
On May 29, 2024, ACLA and its member company, HealthTrackRx, filed a civil action in the U.,S. District Court for the Eastern District of Texas against the Secretary of the HHS seeking to overturn the final rule on grounds that HHS (and by delegation, FDA) lacks jurisdiction to regulate LDTs as medical devices and that even if such jurisdiction exists, the rule is unlawfully arbitrary and capricious. A similar civil action filed by the Association for Molecular Pathology has been consolidated with the ACLA action.
On November 21, 2024, ACLA submitted a formal request to the transition team for then President-elect Donald Trump to announce a policy of non-enforcement of the final rule together with a notice of intent to rescind the rule through notice and comment rulemaking. Discussions with Congress and other stakeholders on potential legislative alternatives to the final rule are ongoing.
There are similar national and regional regulatory agencies and regulations in the jurisdictions outside of the U.S. in which the Company operates. For example, the European Union (EU) Medical Device Regulation (EU MDR) which became applicable on May 26, 2021, and the In Vitro Diagnostics Regulation (IVDR), which became applicable on May 26, 2022, established a new legislative framework for medical devices and in vitro diagnostic devices (IVDs), including a rule-based classification and quality and safety standards. In contrast to the former Regulation, the IVDR also applies to IVDs used in diagnostic and therapeutic services provided outside the EU to patients based in the EU. After the new EU MDR and IVDR had come into force, it soon emerged that the transitional periods originally specified therein were not sufficiently long and were extended for the MDR up to December 31, 2028, and up to December 31, 2029, depending on the risk class of the device.
BLS’s laboratory facilities and Dx’s clinical laboratory facilities that perform testing services in support of preclinical studies and clinical trials must conform to a range of standards and regulations, including good laboratory practice (GLP) and good clinical practice (GCP), current good manufacturing practice (cGMP), human subject protection and investigational product exemption regulations, and quality system regulation (QSR) requirements, as applicable. The preclinical and clinical testing intended to support applications for research or marketing, and the studies that the Company conducts, are subject to periodic inspections by the FDA, as well as other pharmaceutical and medical device regulators in the jurisdictions outside the U.S. in which the Company operates, which may include, without limitation, the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK), the European Union, the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan, to determine compliance with GLP, GCP, and cGMP, as well as other applicable standards and regulations. If a regulatory agency determines during an inspection that the Company’s equipment, facilities, laboratories, operations, or processes do not comply with applicable regulations and GLP, GCP and/or cGMP standards, the regulatory agency may issue a formal notice (e.g., Form FDA 483), which may be followed by a warning letter or other enforcement actions if observations are not addressed satisfactorily. Noncompliance may result in, among other things, unanticipated compliance expenditures, the regulatory agency seeking civil, criminal or administrative sanctions, and/or other remedies against the Company, including suspension of its operations, and related customer contractual claims and other liabilities.
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

Index

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
Some Dx offerings are regulated as medical devices by the FDA and other similar national regulatory agencies in jurisdictions outside the U.S. in which the Company operates. The FDA defines a medical device in part as an instrument, apparatus, implement, machine, contrivance, implant, in vitro reagent, or other similar or related article which is intended for the diagnosis of disease or other conditions or in the cure, mitigation, treatment, or prevention of disease in man. FDA regulatory requirements include: all of the relevant elements of the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, and other quality assurance procedures; labeling regulations; restrictions on promotion and advertising; Medical Device Reporting regulations, which require the manufacturer to report to the FDA if its device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur; the Reports of Corrections and Removals regulations, which require manufacturers to report certain recalls and field actions to the FDA;, and other post-market requirements.
On January 31, 2024, the FDA issued a final rule amending the device current good manufacturing practice (CGMP) requirements of the QSR to incorporate by reference the quality management system requirements of the international standard specific for medical device quality management systems set by the International Organization for Standardization (ISO), ISO 13485:2016. The revised regulation is now referred to as the Quality Management System Regulation (QMSR).The FDA has determined that the requirements in ISO 13485 are substantially similar to the requirements of the former QSR regulation, but the final rule establishes additional requirements that clarify certain expectations and certain concepts used in ISO 13485 to avoid inconsistencies with other applicable FDA requirements. The FDA will begin to enforce the QMSR requirements on the effective date, February 2, 2026.
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
Animal Welfare Laws and Regulations
The conduct of animal research at BLS’s facilities in the U.S. must be in compliance with the Animal Welfare Act (AWA), which governs the care and use of warm-blooded animals for research in the U.S., other than laboratory rats, mice, and chickens, and is enforced through periodic inspections by the U.S. Department of Agriculture (USDA). The AWA establishes facility standards regarding several aspects of animal welfare, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. BLS complies with licensing and registration requirement standards set by the USDA and similar agencies in foreign jurisdictions such as the European Union, the UK, and China for the care and use of regulated species. If the USDA determines that BLS’s equipment, facilities, laboratories, or processes do not comply with applicable AWA standards, it may issue an inspection report documenting the deficiencies and setting deadlines for any required corrective actions. The USDA may impose fines, suspend and/or revoke licenses and registrations, or confiscate research animals. Other countries where the Company conducts business have similar laws and regulations with which the Company must also comply. In addition, certain of BLS’s animal-related activities may be subject to regulation by the U.S. Centers for Disease Control and Prevention, the Office of Laboratory Animal Welfare of the National Institutes of Health, the U.S. Fish and Wildlife Service, and similar organizations in other jurisdictions in which the Company operates.

Index

Payment for Clinical Laboratory Services
In 2024, Dx derived approximately 10.5% of its revenue directly from traditional Medicare and Medicaid programs. In addition, Dx’s other commercial laboratory testing business that is not directly related to Medicare or Medicaid nevertheless depends significantly on continued participation in these programs and in other government healthcare programs, in part because customers often want a single laboratory to perform all of their testing services. In recent years, both governmental and private-sector payers have made efforts to contain or reduce healthcare costs, including for clinical laboratory services.
Reimbursement under the PFS is capped at different rates in each Medicare Administrative Contractor’s jurisdiction. Pursuant to PAMA, unless modified by Congress, reimbursement under the CLFS is set at a national rate that is updated every three years for most tests. State Medicaid programs are prohibited from paying more than the Medicare fee schedule limit for clinical laboratory services furnished to Medicaid recipients. Laboratories primarily bill and are reimbursed by Medicare and Medicaid directly for covered tests performed on behalf of Medicare and Medicaid beneficiaries. For beneficiaries that participate in managed Medicare and managed Medicaid plans, laboratory bills are submitted to and paid by MCOs that manage those plans. Approximately 8.8% of Dx’s revenue is reimbursed directly by Medicare under the CLFS.
Many pathology services performed by Dx are reimbursed by Medicare under the PFS. The PFS assigns relative value units to each procedure or service, and a conversion factor is applied to calculate the reimbursement. The PFS is also subject to adjustment on an annual basis. Such adjustments can impact both the conversion factor and relative value units. The Sustainable Growth Rate (SGR), the formula previously used to calculate the fee schedule conversion factor, would have resulted in significant decreases in payment for most physician services for each year since 2003. However, Congress intervened repeatedly to prevent these payment reductions, and the conversion factor was increased or frozen for the subsequent year. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) permanently replaced the SGR formula and transitioned PFS reimbursement to a value-based payment system. MACRA retroactively avoided a 21.2% reduction in PFS reimbursement that had been scheduled for April 1, 2015, and provided for PFS conversion factor increases of 0.5% from July 1, 2015 to December 31, 2015, and 0.5% in each of years 2016-2019, followed by no updates for 2020 through 2025, and updates that vary based on participation in alternative payment models in subsequent years. These changes to the conversion factor may be offset by reductions to the relative value units, as was the case with the 2016 PFS reductions. For 2022, Congress increased the conversion factor by 3.0% over the amount announced in the final rule, instead of allowing a 3.75% reduction to take effect. In the Consolidated Appropriations Act of 2023, Congress mitigated PFS cuts in 2023 and 2024 by 2.5% and 1.25%, respectively, that would otherwise have been reduced by 4.47% in 2023 based on the conversion factor put forward in the 2023 Medicare PFS Final Rule. Approximately 0.4% of Dx’s revenue is reimbursed under the PFS.
In addition to changes in reimbursement rates, Dx is also impacted by changes in coverage policies for laboratory tests and annual CPT coding revisions. Medicare, Medicaid and private payer diagnosis code requirements and payment policies negatively impact Dx’s ability to be paid for some of the tests it performs. Further, some payers require additional information to process claims, employ third-party utilization management tools, or have implemented prior authorization policies which delay or prohibit payment.
Future changes in national, state, and local laws and regulations (or in the interpretation of current regulations) affecting government payment for clinical laboratory testing could have a material adverse effect on the Company.
Further healthcare reform could occur in 2025, including changes to the ACA and Medicare reform, as well as administrative requirements that may continue to affect coverage, reimbursement, and utilization of laboratory services in ways that are currently unpredictable.
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
The U.S. Health Information Technology for Economic and Clinical Health Act (HITECH) strengthened and expanded the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of protected health information (PHI). HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also imposes a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered

Index

entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach.
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
On April 22, 2024, HHS issued a final rulemaking containing modifications to the HIPAA Privacy Rule to address the use or disclosure of PHI in relation to the provision of reproductive health care. The Company will implement appropriate processes to manage compliance with these changes as applicable. On December 27, 2024, HHS published a notice of proposed rulemaking (NPRM) containing potential modifications to the HIPAA Security Rule addressing prescriptive requirements for administrative, physical, and technical safeguards in response to increased cybersecurity incidents in the health care industry. The public comment period for the NPRM is expected to close on March 7, 2025. The Company is monitoring the NPRM process. If modifications to the HIPAA Security Rule are adopted, they may impact the Company’s compliance obligations under HIPAA.
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
In addition to the regulations described above, numerous other data protection, privacy and similar laws govern the confidentiality, security, use, and disclosure of personal information, as well as breach notification responsibilities. These laws vary by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information. In the U.S., the Federal Trade Commission has authority to regulate unfair or deceptive acts or practices, including with respect to data privacy and security. If the Company’s public statements about collection, use, or disclosure of personal information are perceived to be inconsistent with the Company’s actual practices, the Company may face accusations of unfairness or deception under the Federal Trade Commission Act of 1914 or state law equivalents. In addition, some state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory’s licensure, as well as civil and/or criminal penalties.
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

Index

Congress and state legislatures also have been adopting legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA created transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments to the CCPA introduced by the CPRA went into effect on January 1, 2023. Implementing regulations have been introduced by the CPPA and additional regulations are anticipated. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. Other states have passed legislation similar to the CCPA that generally mirror the principles and requirements of the CCPA; however, some of these laws do not provide for a private right of action. Additionally, Connecticut, Washington and Nevada have passed legislation specific to consumer health data. The Company has developed appropriate processes to manage compliance with these laws as applicable.
The EU General Data Protection Regulation (GDPR) establishes requirements applicable to the use and transfer of personal data and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue. The GDPR, as well as the UK’s implementation -- the UK General Data Protection Regulation -- requires transparency with regard to the means and purposes of processing of personal data, collection of consent to process personal data in certain circumstances, the ability to provide records of processing upon request by a supervisory authority or data controller, implementation of appropriate technical and organizational measures to maintain security of personal data, notification of personal data breaches to supervisory authorities, data controllers, and individuals within expedient time frames, and performance of data protection impact assessments for certain processing activities. The GDPR also provides individual data subjects with certain rights, where applicable, including the right of access, the right to rectification, the right to be forgotten, the right to restrict or object to processing, and the right to data portability. The GDPR requires that personal data may only be transferred outside of the EU to a country that offers an adequate level of data protection under standards set by the EU, or where such transfer is otherwise pursuant to a legal framework approved by the EU. On July 16, 2020, the Court of Justice of the EU released its decision in Data Protection Commission v. Facebook Ireland Limited, (Schrems II), which invalidated the EU-U.S. Privacy Shield as a legal framework for the transfer of personal data outside of the EU, and suggesting additional safeguards for the use of Standard Contractual Clauses (SCCs) as a legal framework for the transfer of personal data outside of the EU. On June 4, 2021, the European Commission release updated SCCs, which, in part, adopted many of the additional safeguards highlighted in the Schrems II decision. Companies using SCCs for the transfer of personal data outside of the EU are required to use the new SCCs or an alternate approved form of data transfers. The Company has established processes and frameworks to manage compliance with the GDPR and other global privacy and data protection requirements, and to manage preparation for future enacted regulations. Compliance could impose significant costs on the Company.
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
Potential government regulation related to AI use and ethics may also increase compliance costs and impact operations as the Company continues to develop, test, adopt, and maintain AI within the Company’s operations and in its offerings. The rapid evolution of AI, and potential government regulation, will require the application of resources to allow the Company to implement AI appropriately in order to minimize unintended, harmful impact, including from the exposure of Company or third-party information or the Company relying on flawed AI outputs. The Company has implemented an AI Code of Ethics and established an AI Ethics Board to review and help maintain compliance with AI ethical principles and regulatory requirements in the development and use of AI systems, including generative AI tools.
Fraud and Abuse Laws and Regulations
Existing U.S. laws governing federal healthcare programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice (DOJ), OIG, and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The U.S. government’s enforcement efforts have been conducted under statutory authorities such as those contained in HIPAA, which includes several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund U.S., state and local law enforcement efforts, and in the Deficit

Index

Reduction Act of 2005, which included requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the U.S. False Claims Act. Amendments to the False Claims Act, and other enhancements to the U.S. fraud and abuse laws enacted as part of the ACA, have further increased fraud and abuse enforcement efforts and compliance risks. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute.
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
From time to time, the OIG issues alerts and other guidance on certain practices in the healthcare industry that implicate the Anti-Kickback Statute or other fraud and abuse laws. OIG Special Fraud Alerts and Advisory Opinions relevant to the Company set forth a number of practices allegedly engaged in by some clinical laboratories, healthcare providers, and biopharmaceutical manufacturers that raise issues under the U.S. fraud and abuse laws, including the Anti-Kickback Statute. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering or providing discounted laboratory services billed to referral sources in return for referrals of other tests that are billed to U.S. federal healthcare programs; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pickup and disposal of biohazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; (vi) providing free testing for healthcare providers, their families and their employees (i.e., so-called “professional courtesy” testing); (vii) rental of space in physician offices by equipment suppliers or other healthcare entities to which the physicians make referrals; (viii) compensation paid by laboratories to physicians and hospitals for blood specimen processing and for submitting patient data to registries; (ix) remuneration provided to physicians and other health care professionals by pharmaceutical and medical device companies in connection with company-sponsored speaker programs; (x) arrangements between telemedicine companies and healthcare professionals that result in the fraudulent ordering or prescribing of medically unnecessary services, including prescription drugs, durable medical equipment, and clinical laboratory testing; and (xi) the provision of free genetic and other testing sponsored by biopharmaceutical manufacturers for use in making diagnostic or other clinical decisions related to use of the manufacturers’ products.
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
Under another U.S. statute, known as the Stark Law or “physician self-referral” prohibition, physicians who have a financial or a compensation relationship with a clinical laboratory may not, unless an exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: (i) fair market value compensation for the provision of items or services; (ii) payments by physicians to a laboratory for clinical laboratory services; (iii) ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; (iv) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and (v) certain space

Index

and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just government reimbursement programs.
In December 2020, the OIG and CMS published final rules to amend certain regulations implementing the Anti-Kickback Statute and the Stark Law, respectively. The amendments were primarily intended to alleviate perceived impediments to coordinated care and value-based compensation arrangements through new safe harbors to the Anti-Kickback Statute and new exceptions to the Stark Law and have varying degrees of applicability to laboratories. The CMS final rule incorporates laboratories and permits support for value-based arrangements, under certain conditions for purposes of the Stark Law. However, the OIG final rule generally excludes laboratories from protection under the Anti-Kickback Statute safe harbors for value-based arrangements.
There are a variety of other types of U.S. and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims and that require certain companies to disclose payments and other transfers of value to certain healthcare professionals and providers. The Company seeks to conduct its business in compliance with all U.S. and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid, and other U.S. or state healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a U.S. healthcare program, or material loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company’s business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company’s business.
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
In November 2021, CMS published the 2022 Medicare PFS Final Rule, which included further program integrity requirements. CMS finalized its proposal to expand the categories of parties within the purview of the denial and revocation provisions to include excluded administrative or management services personnel who furnish services payable by a federal healthcare program, such as a billing specialist, accountant, or human resources specialist. CMS also codified the billing privilege deactivation rebuttal process, under which a provider or supplier would have 15 calendar days from receipt of written notice of a deactivation to submit a rebuttal, and CMS could, in its discretion, extend the 15-day period to account for certain special situations. In addition, CMS defined factors it would use to determine whether revocation or suspension of billing privileges is appropriate due to a pattern or practice of non-compliant billing, which would be: (i) the percentage of submitted claims that were denied during the period under consideration; (ii) whether the provider or supplier has any history of final adverse actions and the nature of any such actions; (iii) the type of billing non-compliance and the specific facts surrounding said non-compliance (to the extent this can be determined); and (iv) any other information regarding the provider’s or supplier’s specific circumstances that CMS deems relevant to the determination. This is a reduction in the number of factors that were previously considered and a revision of some previous factors.
Environment, Health, Safety, and Sustainability
The Company is subject to licensing and requirements under laws and regulations relating to the protection of the environment and employee health and safety. These laws and regulations, designed to minimize risk to employee health and safety and to the environment, include the safe handling, use, transportation, and disposal of potentially infectious and hazardous materials; the assessment of potential work-related risks and establishment of work practice and engineering controls, and providing protective clothing and equipment, training, and medical surveillance.
The Company is committed to reducing its carbon footprint. The Company participates in the CDP and the EcoVadis sustainable procurement rating processes. In 2023, the Company’s greenhouse gas emission (GHG) reduction science-based targets were accepted by the Science Based Targets initiative, and the Company has committed to reducing Scope 1 and 2 GHG emissions 42% and Scope 3 GHG emissions by 25% by year end 2030, versus a 2020 baseline.
Energy-saving measures at Company facilities include for example, installation of energy efficient boilers, chillers, ventilation systems, and light-emitting diode lighting, and engaging in waste-to-energy disposition. The Company is committed

Index

to reducing the fuel use of its courier fleet, and in 2024 the Company added nearly 469 hybrid vehicles to its fleet, to help achieve its goals of reducing fuel use. Funding for these and similar projects continued through 2024 and is expected to continue through 2027.
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
Compliance Program
The Company maintains a global compliance program that includes ongoing evaluation and monitoring of its compliance with the laws and regulations of the U.S. and the other countries in which it has operations. The objective of the Company’s compliance program is to develop, implement, monitor, and update compliance safeguards, as appropriate. Although the Company is subject to a broad range of regulations, its compliance program has a particular focus on regulations related to healthcare fraud and abuse, anti-kickback, physician self-referral, government reimbursement programs, anti-bribery/anti-corruption, anti-human trafficking, and trade sanctions, among others. Emphasis is placed on developing and implementing compliance policies and guidelines, personnel training programs, risk assessment, monitoring and auditing activities, and providing systems for reporting and investigation of potential or actual compliance concerns. The compliance program demonstrates the Company’s commitment to conducting business at the highest standards of ethical conduct and integrity.
The Company seeks to conduct its business in compliance with all statutes, regulations, and other requirements applicable to its clinical laboratory operations and biopharma laboratory services business. The clinical laboratory industry and biopharma laboratory services industries are, however, subject to extensive regulation, and many of these statutes and regulations have not been interpreted by the courts. In addition, the applicability or interpretation of statutes and regulations may not be clear in light of emerging changes in clinical testing science, healthcare technology, and healthcare organizations. Applicable statutes and regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that would materially adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs, and the loss of various licenses, certificates, and authorizations necessary to operate, as well as potential liabilities from third-party claims, all of which could have a material adverse effect on the Company’s business.
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
Risks Related to the Company’s Business and Operations Including Global Economic and Geopolitical Factors
General or macro-economic factors and significant fluctuations in economic conditions in the U.S. and globally may have a material adverse effect upon the Company.
The Company’s operations are dependent upon ongoing demand for diagnostic testing and biopharma laboratory services by patients, physicians, hospitals, MCOs, pharmaceutical, biotechnology and medical device companies and others. Significant changes in global economic conditions, and an increase in the costs of goods and services, could negatively impact testing volumes, the demand for biopharma laboratory services, cash collections, profitability, and the availability and cost of credit.

Index

Pressures on and uncertainty surrounding the U.S. federal government’s budget, and potential changes in budgetary priorities, could adversely affect the funding for government programs that comprise a portion of the Company’s revenues. In addition, uncertainty in the credit markets and interest rate volatility could reduce the availability and increase the cost of credit and impact the Company’s ability to meet its financing needs in the future.
Operations may be disrupted and adversely impacted by events beyond the Company’s control, including natural disasters, adverse weather, geopolitical events, public health crises, acts of terrorism, disruption to supply chain, and inaccessibility of natural resources.
Natural disasters, such as adverse weather, fires, earthquakes, power shortages and outages, geopolitical events, such as terrorism, war, political instability, or other conflict, public health crises and disease epidemics and pandemics, criminal activities, disruptions to supply chains, inaccessibility of natural resources, and other disruptions or events beyond the Company’s control could negatively affect the Company’s operations. Any of these events may result in a temporary decline of testing volumes and other work in both segments. In addition, such events may temporarily interrupt the Company’s ability to transport specimens, efficiently commence, continue, or complete its work on studies, utilize information technology systems, utilize certain laboratories, and/or to receive material from its suppliers. Such events can also affect customer operations and thereby impact testing volume. Long-term disruptions in the infrastructure and operations caused by such events (particularly involving locations in which the Company has operations), could harm the Company’s operating results.
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
Continued changes in healthcare reimbursement models and products (e.g., health insurance exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in third-party benefits management and value-based payment models, could have a material adverse effect on the Company’s revenues, profitability and cash flow.
Dx testing services are billed to MCOs, Medicare, Medicaid, physicians and physician groups, hospitals, patients, and employer groups. Most testing services are billed to a party other than the physician or other authorized person who ordered the test. Increases in the percentage of services billed to government and MCOs could have an adverse effect on the Company’s revenues.
The Company expects the efforts to impose reduced reimbursement, more stringent payment policies, and utilization and cost controls by government and other payers to continue. If Dx cannot offset additional reductions in the payments it receives for its services by reducing costs, increasing test volume, and/or introducing new services and procedures, it could have a material adverse effect on the Company’s revenues, profitability, and cash flows. In 2014, Congress passed PAMA, requiring Medicare to change the way payment rates are calculated for tests paid under the CLFS, and to base the payment on the weighted median of rates paid by private payers. Pursuant to PAMA, reimbursement rates for many clinical laboratory tests provided under Medicare were reduced from 2018 through 2020. Enforcement of PAMA was suspended each year from 2021 through 2025, but a long-term resolution through legislation has not yet been achieved, and the next round of PAMA reductions are currently on track to be implemented in 2026. Unless implementation of PAMA is further delayed or changed, additional reductions in reimbursements of $100.0 million are expected for 2026 from all payers affected by the CLFS.
The Company’s ability to attract and retain MCOs is critical given the impact of healthcare reform, changes in coverage and evolving value-based care and risk-based reimbursement delivery models (e.g., accountable care organizations (ACOs) and Independent Physician Associations (IPAs)).

Index

A portion of the managed care fee-for-service revenues is collectible from patients in the form of deductibles, coinsurance and copayments. As patient cost-sharing continues to increase, the Company’s collections may be adversely impacted.
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
The Company has periodically experienced delays in the pricing and implementation of coding and billing changes among various payers, including Medicaid, Medicare and commercial carriers. Payer policy changes in coverage, along with coding and billing changes, have had a negative impact over time on revenue, revenue per requisition, and margins and cash flows. In 2024, limited coding and billing changes were implemented. While limited changes are expected to be implemented in 2025, the Company typically expects some delays in pricing and reimbursement as new codes are introduced.
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
As further described in Item 1 and Item 1A of Part I of this Annual Report, both Dx and BLS operate in competitive industries. The commercial laboratory business is intensely competitive in terms of price, service, specialty offerings, and the type and number of commercial laboratories. Dx and BLS compete against a wide range of businesses, as well as in-house departments of pharmaceutical, biotechnology, medical device, and diagnostic companies, and to a lesser extent, selected academic research centers, universities, and teaching hospitals. In addition, BLS’s services periodically experience periods of increased price competition that may have an adverse effect on the segment’s profitability and consolidated revenues and net earnings.
Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact the Company’s ability to successfully grow its business.
To maintain and grow its business, the Company needs to obtain and retain new customers and business partners. In addition, a reduction in tests ordered or specimens submitted by existing customers, a decrease in demand for the Company’s services from existing customers, or the loss of existing contracts, without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse effect on the Company’s revenues and profitability. The Company competes primarily on the basis of reputation, efficient and timely performance, and leadership in science, technology and innovation. The Company’s failure to successfully compete in any of these areas could result in the loss of existing customers, an inability to gain new customers, and reduced or stagnant growth of the Company’s business.
Discontinuation or recalls of products used in the performance of testing, failure to develop or acquire licenses for new or improved testing technologies, or the Company’s customers using new technologies to replace offerings currently provided by the Company could adversely affect its business.
From time to time, manufacturers discontinue or recall reagents, test kits, or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely affect the Company’s costs, testing volume and revenue.
The commercial laboratory industry is subject to changing technology and the introduction of new and improved test offerings. The Company’s success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain

Index

appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements, and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its R&D costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its esoteric testing operations, its testing methods may become outdated and testing volume and revenue may be materially and adversely affected.
In addition, advances in technology may lead to the development of more technologies, such as point-of-care testing equipment, that can be operated by healthcare providers in their offices or by patients themselves without requiring the services of commercial laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and the utilization of certain tests offered by the Company and negatively impact its revenues. Similarly, application of artificial intelligence to testing could reduce demand for the Company’s services, or competitors could adopt use of these technologies and derive benefits from them sooner than the Company.
Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved by regulatory agencies for home or physician office use to both physicians and patients. Increased approval and use of such test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect the Company’s market for laboratory testing services and negatively impact its revenues.
Changes or disruption in services, supplies, or transportation provided by third parties have impacted and could continue to impact or adversely affect the Company’s business.
The Company depends on third parties to provide supplies and services critical to the Company’s business. Although the Company has a significant proprietary network of ground and air transport capabilities, certain of the Company’s businesses are heavily reliant on third-party ground and air travel for transport of clinical trial and diagnostic testing supplies and specimens, research products, and people. A significant disruption to these travel systems, or the Company’s access to them, could have a material adverse effect on the Company’s business. The Company is also reliant on an extensive network of third-party suppliers and vendors of certain services and products, including for certain animal populations. Disruptions to the continued supply, or increases in costs, of these services, products, or animal populations may arise from export/import restrictions or embargoes, political or economic instability, pressure from animal rights activists, adverse weather, natural disasters, public health crises, transportation disruptions, cybersecurity incidents, or other causes, as well as from termination of relationships with suppliers or vendors for their failure to follow the Company’s performance standards and requirements. Disruption of supply and services has impacted and could continue to impact or have a material adverse effect on the Company’s business.
A failure to identify suitable acquisition targets and successfully close and integrate acquisitions could have a material adverse effect on the Company’s business objectives and its revenues and profitability.
Part of the Company’s strategy involves deploying capital in investments that enhance the Company’s business, which includes pursuing strategic acquisitions to strengthen the Company’s scientific capabilities and enhance therapeutic expertise, enhance esoteric testing and global drug development capabilities, and increase presence in key geographic areas. Since January 1, 2020, the Company has invested net cash of approximately $3.4 billion in strategic business acquisitions. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company’s operating results. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
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
•coordination of geographically separated facilities and workforces; and
•the potential disruption of the Company’s ongoing business and diversion of management’s resources.
The Company cannot assure that current or future acquisitions, if any, or any related integration efforts will be successful, or that the Company’s business will not be adversely affected by any future acquisitions, including with respect to revenues and profitability. Even if the Company is able to successfully integrate the operations of companies and businesses that it acquires in the future, the Company may not be able to realize the benefits that it expects from such acquisitions.

Index

Unfavorable labor environments, union strikes, work stoppages, union or works council negotiations, or failure to comply with labor or employment laws could adversely affect the Company’s operations and have a material adverse effect upon the Company’s business.
The Company is a party to a limited number of collective bargaining agreements with various labor unions and is subject to employment and labor laws and unionization activity in the U.S. Similar employment and labor obligations exist across other countries in which it conducts business, including appropriate engagement with works councils in Europe. Disputes with regard to the terms of labor agreements or obligations for consultation, potential inability to negotiate acceptable contracts with these unions, unionization activity, or a failure to comply with labor or employment laws could result in, among other things, labor unrest, strikes, work stoppages, slowdowns by the affected workers, fines and penalties. If any of these events were to occur, or other employees were to become unionized, the Company could experience a significant disruption of its operations or higher ongoing labor costs, either of which could have a material adverse effect upon the Company’s business. Additionally, future labor agreements, or renegotiation of labor agreements or provisions of labor agreements, or changes in labor or employment laws, could compromise its service reliability and significantly increase its costs, which could have a material adverse effect upon the Company’s business. Also, the Company may incur substantial additional costs and become subject to litigation and enforcement actions if the Company fails to comply with legal requirements affecting its workforce and labor practices, including laws and regulations related to wage and hour practices, Office of Federal Contract Compliance Programs compliance, and unlawful workplace harassment and discrimination.
Continued and increased consolidation of pharmaceutical, biotechnology and medical device companies, health systems, physicians and other customers could adversely affect the Company’s business.
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
In addition, as the broader healthcare industry trend of consolidation continues, including the acquisition of physician practices by health systems, relationships with hospital-based health systems and integrated delivery networks are becoming increasingly important. Dx has a well-established base of relationships with those systems and networks, including collaborative agreements. Dx’s inability to retain its existing relationships with those physicians as they become part of healthcare systems and networks and/or to create new relationships could impact its ability to successfully grow its business.
Damage or disruption to the Company’s facilities or operations therein could adversely affect the Company’s business.
Many of the Company’s facilities or the operations conducted therein could be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact the Company’s ability to provide services to customers and, therefore, could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
The failure to establish, update, or perform to appropriate quality standards could adversely affect the Company’s business and reputation.
The Company has quality control systems and processes to support the performance and delivery of its services. A failure to establish, update, or perform in accordance with those systems or processes could adversely affect the Company’s business operations, resulting in the loss of customers, loss or suspension of licensure or certifications, imposition of sanctions or other penalties, damage to the Company’s reputation, or other adverse effects.
Risks Related to Financial Matters
The Company bears financial risk for contracts that, including for reasons beyond the Company’s control, may be underpriced, subject to cost overruns, delayed, or terminated or reduced in scope.
The Company has many contracts that are structured as fixed-price for fixed-contracted services or fee-for-service with a cap. The Company bears the financial risk if these contracts are underpriced or if contract costs exceed estimates. Such underpricing or significant cost overruns could have an adverse effect on the Company’s business, results of operations, financial condition, and cash flows.
Many of BLS’s contracts may be terminated or reduced in scope either immediately or upon notice. Cancellations may

Index

occur for a variety of reasons, including:
•failure of products to satisfy safety requirements;
•unexpected or undesired results of the products;
•insufficient clinical trial subject enrollment;
•insufficient investigator recruitment;
•a customer’s decision to terminate the development of a product or to end a particular study; and
•BLS’s failure to perform its duties properly under the contract.
Although BLS’s contracts typically entitle the Company to receive all fees earned up to the time of termination, and often also the costs of winding down the terminated projects, the loss, reduction in scope or delay of large or multiple contracts could materially adversely affect BLS.
A significant increase in the Company’s days sales outstanding could have an adverse effect on the Company’s business, including its cash flow, by increasing its bad debt or decreasing its cash flow.
Billing for laboratory services is a complex process. Laboratories bill many different payers, including doctors, patients, health plans, Medicare, Medicaid, and employer groups, all of which have different billing requirements. A material increase in Dx’s days sales outstanding level, which could be caused by multiple reasons due to the complexity of billing for laboratory services, could have an adverse effect on the Company’s business, including potentially increasing its bad debt rate and decreasing its cash flows. Although BLS does not face the same level of complexity in its billing processes, it could also experience delays in billing or collection, and a material increase in BLS’s days sales outstanding could have an adverse effect on the Company’s business, including potentially decreasing its cash flows.
BLS’s revenues depend on the pharmaceutical, biotechnology and medical device industries.
BLS’s revenues depend greatly on the expenditures made by the pharmaceutical, biotechnology and medical device industries in R&D. In some instances, these companies are reliant on their ability to raise capital in order to fund their R&D projects. These companies may be reliant on reimbursement for their products from government programs and commercial payers. Accordingly, economic factors and industry trends affecting BLS’s customers in these industries may also affect BLS. If these companies were to reduce the number of R&D projects they conduct or outsource, whether through the inability to raise capital, reductions in reimbursement from governmental programs or commercial payers, industry trends, economic conditions or otherwise, BLS could be materially adversely affected.
Foreign currency exchange fluctuations could have an adverse effect on the Company’s business.
The Company has business and operations outside the U.S., and BLS derives a significant portion of its revenues from international operations. Since the Company’s Consolidated Financial Statements are denominated in U.S. dollars, fluctuations in exchange rates from period to period will have an impact on reported results. In addition, BLS may incur costs in one currency related to its services or products for which it is paid in a different currency. As a result, factors associated with international operations, including changes in foreign currency exchange rates, could significantly affect BLS’s results of operations, financial condition and cash flows.
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
At December 31, 2024, indebtedness on the Company’s outstanding senior notes totaled approximately $6.2 billion in aggregate principal, of which $1.0 billion is payable within the next 12 months. The Company is also a party to credit agreements relating to a $1.0 billion revolving credit facility. Under the revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment-grade-rated borrowers, and the Company is required to maintain a leverage ratio within certain limits.
The Company’s level of indebtedness and debt service requirements could adversely affect its business. In particular, it

Index

could increase the Company’s vulnerability to sustained, adverse macroeconomic weakness, limit its ability to obtain further financing or refinance existing debt at maturity, and limit its ability to pursue certain operational and strategic opportunities, including large acquisitions. Additionally, the Company’s cost of funds could increase due to the impact of increases in prevailing interest rates on its variable rate debt and should the Company refinance existing debt at maturity or obtain further financing.
The Company may also enter into additional transactions or credit facilities, including other long-term debt, which may increase its indebtedness and result in additional restrictions upon the business. In addition, major debt rating agencies regularly evaluate the Company’s debt based on a number of factors. There can be no assurance that the Company will be able to maintain its existing debt ratings, and failure to do so could adversely affect the Company’s cost of funds, liquidity and access to capital markets.
The Company’s quarterly operating results may vary.
The Company’s operating results may vary significantly from quarter to quarter and are influenced by factors over which the Company has little control, such as:
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
•the timing of and costs associated with completed acquisitions or other events; and
•changes in the utilization mix of the Company’s services.
The Company believes that operating results for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company’s quarterly operating results could negatively or positively affect the market price of the Company’s common stock, these fluctuations may not be related to the Company’s future overall operating performance.
The Company depends on a variety of U.S. and international financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that the Company relies on may adversely affect the Company’s business and financial condition.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and international financial institutions, and its deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Additionally, bank payment processes could become unavailable which could temporarily impact the Company’s ability to conduct business with suppliers and pay its employees on a timely basis. Any inability to access or delay in accessing these funds could adversely affect the Company’s business and financial condition.
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
The spin-off of Fortrea may not achieve the intended results.
On June 30, 2023, the Company completed the previously announced spin-off of Fortrea. The Spin-off poses risks and challenges that could impact the Company’s business, including, but not limited to, the failure to receive tax-free treatment for U.S. federal income purposes, and potential exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea in connection with the Spin-off.

Index

Risks Related to Technology and Cybersecurity
Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation and enforcement actions.
The Company receives, stores, transmits, and processes certain personal and financial information about its customers. In addition, the Company depends upon the secure transmission of confidential information over public networks, including information permitting cashless payments. The Company also works with third-party service providers and vendors that provide technology systems and services that are used in connection with the receipt, storage, transmission, and processing of customer personal and financial information. A compromise of the Company’s systems, or those of the Company's third-party service providers and vendors, that results in customer personal information being obtained or altered by unauthorized persons, or the Company’s third party's failure to comply with security requirements, including but not limited to security standards for payment cards (e.g., the Payment Card Industry Data Security Standard), could adversely affect the Company’s reputation with its customers and others, as well as the Company’s results of operations, financial condition and liquidity. It could also result in litigation against the Company and the imposition of fines and penalties. For example, in connection with the AMCA Incident (as defined below under “Cybersecurity” in Item 1C) the Company has incurred, and expects to continue to incur, costs, and the Company is involved in pending and threatened litigation, as well as various government and regulatory inquiries and processes. For additional information about the AMCA Incident, see Note 15 Commitments and Contingencies to the Consolidated Financial Statements of Part III of the Annual Report.
Failure in the Company’s information technology systems or delays or failures in the development and implementation of new systems or updates or enhancements to existing systems could disrupt the Company’s operations or customer relationships.
The Company’s operations and customer relationships depend, in part, on the continued performance of its information technology systems. An information technology or process failure could impede the processing of data, delivery of data and services, customer orders, and day-to-day management of the business, and could result in the corruption or loss of data. Despite security measures and other precautions the Company has taken, including the development of contingency and disaster recovery plans, its information technology systems are potentially vulnerable to physical break-ins, fire, natural disaster, power loss, telecommunications failures, cybersecurity incidents and similar disruptions, and there may not be adequate protections, mitigation, backups, and/or redundant facilities available in the event these threats are realized. In addition, the Company may experience system failures, or interruptions, including cybersecurity incidents, as it integrates the information technology systems of newly acquired businesses. Failures or interruption of the Company’s systems in one or more of its operations could result in interruptions of service, disrupt the Company’s ability to process laboratory requisitions, perform testing, provide test results or drug development data in a timely manner, and/or conduct timely billing operations. Such system failures could require the Company to transfer operations to an alternative provider of services, which could result in delays in the delivery of offerings to customers and other operations. Additionally, significant delays in the planned delivery of system enhancements or improvements, or inadequate performance of the systems once they are complete, could damage the Company's reputation and harm the business. Furthermore, failure of the Company’s information technology systems could adversely affect the Company’s business, profitability, financial condition, and reputation.
Cybersecurity incidents and unauthorized access to the Company's or its customers’ data could harm the Company’s reputation and adversely affect its business.
The Company has previously experienced and expects to continue to experience attempts by unauthorized parties to compromise the Company’s cybersecurity controls, like the 2018 ransomware attack. The Company has also experienced and expects to continue to experience similar attempts by threat actors to penetrate the systems of third-party suppliers and vendors to whom the Company has provided data, like the 2019 AMCA data breach. These attempts, if successful, could result in the misappropriation or compromise of personal information or proprietary or confidential information stored within the Company's systems or within the systems of third parties, create system disruptions or cause shutdowns. Threat actors have a variety of attack methods, including without limitation, by developing and deploying viruses, worms, and other malicious software programs that attack the Company’s systems, the systems of third-parties, or otherwise exploit any security vulnerabilities. In addition, the increased use of AI by threat actors is enhancing the scale sophistication and effectiveness of their cyberattacks. Outside parties may also attempt to fraudulently induce employees to take actions, including the release of confidential or sensitive information or to make fraudulent payments through illegal electronic spamming, phishing, spear phishing, and other tactics.
The Company has implemented a formal cybersecurity program; however, because the techniques used by threat actors to obtain unauthorized access, disable or degrade service, or sabotage systems continue to evolve (and often are not recognized until launched against a target), the Company may be unable to anticipate and/or implement appropriate controls needed to

Index

protect against these evolving threats. In addition, as cyber threats continue to evolve including the use of AI by threat actors to compromise systems, the Company may be required to expend additional resources to continue to enhance the Company’s cybersecurity measures or to investigate and remediate any cybersecurity vulnerabilities. The Company’s remediation efforts may not be sufficient and could result in interruptions, delays, cessation of service, loss of data integrity, loss of confidentiality, and/or loss of data. This could also impact the cost and availability of cyber insurance to the Company. Cybersecurity incidents affecting the Company’s or third parties' security measures and the unauthorized dissemination of personal, proprietary or confidential information about the Company or its customers or other third parties could expose customers’ private information. Such incidents could expose customers to the risk of financial or medical identity theft or expose the Company or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for the Company, damage the Company’s brand and reputation, or otherwise harm the Company’s business. Any of these incidents could have a material adverse effect on the Company’s business, regulatory compliance, financial condition, reputation, and/or results of operations.
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
The use of AI and machine learning tools in our operations and the services of our third-parties may introduce risks that could adversely affect our business, financial condition, and reputation.
The Company and its third parties leverage AI and machine learning tools to increase productivity and innovation. The Company also faces potential risks from the use of AI and machine learning tools. The Company, or its customers' sensitive, proprietary, or confidential information could be leaked, disclosed, or revealed as a result of or in connection with employees' or vendors' use of generative AI technologies. In addition, the Company may use AI outputs to inform certain decisions, and AI models may create incomplete, inaccurate, or otherwise flawed outputs, some of which may appear correct. Due to the potential flaws in the use of AI, the Company could make incorrect decisions, including decisions that could bias certain individuals or classes of individuals and adversely impact their rights. The rapid development of AI tools could render obsolete certain technologies or tools we currently use, or otherwise provide competitors with a technological edge. New or evolving legislation or regulations might impose restrictions on how AI and machine learning tools can be used, requiring the Company to adapt its tools or face various penalties for non-compliance, including potential disgorgement of data and associated capabilities. As a result, the Company could face adverse consequences, including exposure to reputational and competitive harm, customer loss, and legal liabilities. The AI tools may also be subject to additional, and as yet unidentified, security threats.
Any cybersecurity incidents affecting the information technology systems of third parties that provide services to the Company could have a material adverse effect on the Company's operations.
The Company depends on third parties to provide services critical to the Company's business, including supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services and depends on them to comply with applicable laws and regulations. Third parties that provide services to the Company are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as the Company. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on the Company, whether because of the loss of the ability to receive services from the third parties, legal liability of the Company for the actions or inactions of third parties, or otherwise.
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
U.S. and state government payers, such as Medicare and Medicaid, as well as insurers, including MCOs, have increased their efforts to control the cost, utilization and delivery of healthcare services. From time to time, Congress has considered and implemented changes in Medicare fee schedules in conjunction with budgetary legislation. The first phase of reductions pursuant to PAMA came into effect on January 1, 2018, and will continue subject to certain delays in implementation and phase-in limits through 2027, and without limitations for subsequent periods. Further reductions due to changes in policy regarding coverage of tests or other requirements for payment, such as prior authorization, diagnosis code and other claims edits, may be implemented from time to time. Medicare reimbursement for pathology services performed by Dx, which are paid

Index

for under the PFS, is also subject to statutory and regulatory reduction. Reductions in the reimbursement rates and changes in payment policies of other third-party payers may occur as well. Such changes in the past have resulted in reduced payments as well as added costs and have decreased test utilization for the commercial laboratory industry by adding more complex new regulatory and administrative requirements. Further changes in third-party payer regulations, policies, or laboratory benefit or utilization management programs may have a material adverse effect on Dx’s business. Actions by federal and state agencies regulating insurance, including healthcare exchanges, or changes in other laws, regulations, or policies may also have a material adverse effect upon Dx’s business.
The Company could face significant monetary damages and penalties and/or exclusion from government programs if it violates anti-fraud and abuse laws.
The Company is subject to extensive government regulation at the federal, state, and local levels in the U.S. and other countries where it operates. The Company’s failure to meet governmental requirements under these regulations, including those relating to billing practices and financial relationships with physicians, hospitals, and health systems, biopharmaceutical manufacturers, and others could lead to civil and criminal penalties, exclusion from participation in Medicare and Medicaid and possible prohibitions or restrictions on the use of its laboratories. While the Company believes that it is in material compliance with all statutory and regulatory requirements, there is a risk that government authorities might take a contrary position. This risk includes, but is not limited to, the potential that government enforcement authorities may take a contrary position with respect to the Eliminating Kickbacks in Recovery Act, given the lack of associated regulations to clarify or add exceptions. Such occurrences, regardless of their outcome, could damage the Company’s reputation and adversely affect important business relationships.
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
Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company’s business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates, and authorizations, which could have a material adverse effect on the Company’s business. In addition, compliance with future legislation could impose additional requirements on the Company, which may be costly.
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
In the U.S., the Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health (HITECH) Act, and their implementing privacy and security regulations (collectively, HIPAA) establish comprehensive standards with respect to the use and disclosure of protected health information (PHI), by covered entities as well as their “business associates” as defined in HIPAA, in addition to setting standards to protect the confidentiality, integrity and security of PHI.
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

Index

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
In addition to the existing requirements under HIPAA, HHS issued an NPRM regarding revising the HIPAA Security Rule, which, if adopted, would impose increased requirements on regulated entities such as the Company. The Company has implemented policies and procedures designed to comply with the HIPAA privacy and security requirements as applicable. The privacy and security regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, the Company is required to comply with both additional federal privacy and security regulations and varying state privacy and security laws. To the extent applicable, newer laws like the California Consumer Privacy Act (CCPA) as amended by the California Privacy Rights Act (CPRA), the Washington My Health My Data Act, and similar consumer privacy laws in other states, may impose additional obligations on the Company. Federal and state laws that protect the privacy and security of patient information may be subject to enforcement and interpretations by various governmental authorities and courts, resulting in complex compliance issues. In addition, laws regulating artificial intelligence and machine learning, including the use of algorithms and automated processing, may impact the Company and lead to increases in the cost of compliance. Noncompliance with these laws could result in the imposition of fines, penalties, or orders to stop certain activities, and potentially expose the Company to actions for the wrongful use or disclosure of health information or other personal information.
The Company may also be required to comply with the data privacy and security laws of other countries in which it operates or with which it transfers and receives data. For example, the EU’s General Data Protection Regulation (GDPR) includes compliance obligations for subject companies and imposes penalties for noncompliance of up to the greater of €20 million or 4% of worldwide revenue for the most serious breaches of data protection obligations, and similar obligations exist under the UK GDPR. The Company has established processes and frameworks to manage compliance with the GDPR. Potential fines and penalties in the event of a violation of the GDPR could have a material adverse effect on the Company’s business and operations. In addition, similar data protection regulations addressing access, use, disclosure and transfer of personal data have been enacted or updated in regions where the Company does business, including in Asia, Latin America, and other parts of Europe.
The Company may be required to make changes to its business practices and to incur additional costs associated with compliance with these evolving and complex regulations.
The Company’s international operations could subject it to additional risks and expenses that could adversely impact the business or results of operations.
The Company’s international operations expose it to risks from potential failure to comply with foreign laws and regulations that differ from those under which the Company operates in the U.S. In addition, the Company may be adversely affected by other risks of operations in foreign countries, including, but not limited to: changes in reimbursement by foreign governments for services provided by the Company; compliance with export controls and trade regulations; changes in tax policies or other foreign laws; compliance with foreign labor and employee relations laws and regulations; restrictions on currency repatriation; judicial systems that less strictly enforce contractual rights; countries that do not have clear or well-established laws and regulations concerning issues relating to commercial laboratory testing or drug development services; countries that provide less protection for intellectual property rights; and procedures and actions affecting approval, production, pricing, reimbursement and marketing of its offerings. Further, international operations could subject the Company to additional expenses that the Company may not fully anticipate, including those related to enhanced time and resources necessary to comply with foreign laws and regulations, difficulty in collecting accounts receivable and longer collection periods, and difficulties and costs of staffing and managing foreign operations. In some countries, the Company’s success will depend in part on its ability to form relationships with local partners. The Company’s inability to identify appropriate partners or reach mutually satisfactory arrangements could adversely affect the business and operations.
International operations may increase the Company’s exposure to liabilities under applicable anti-corruption laws.
Anti-corruption laws in the countries where the Company conducts business, including the FCPA, UK Bribery Act, and similar laws in other jurisdictions, prohibit companies and their intermediaries from engaging in bribery including improperly offering, promising, paying or authorizing the giving of anything of value to individuals or entities for the purpose of corruptly obtaining or retaining business. The Company operates in parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. The Company maintains an anti-corruption

Index

program including policies, procedures, training and safeguards in the engagement and management of third parties acting on the Company’s behalf. Despite these safeguards, the Company cannot guarantee protection from corrupt acts committed by employees or third parties associated with the Company. Violations or allegations of violations of anti-corruption laws could have a significant adverse effect on the business or results of operations.
Failure to comply with the regulations of pharmaceutical and medical device regulators, such as the FDA, the Medicines and Healthcare products Regulatory Agency in the United Kingdom, the European Union, the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan, could result in fines, penalties, and sanctions against BLS and have a material adverse effect upon the Company.
The operation of BLS’s preclinical laboratory facilities and central laboratory operations must conform to good laboratory practice (GLP) and good clinical practice (GCP), as applicable, as well as all other applicable standards and regulations, as further described in Item 1 of Part I of this Annual Report. The business operations of BLS’s clinical and preclinical laboratories also require the import, export and use of medical devices, in vitro diagnostic devices, reagents, and human and animal biological products. Such activities are subject to numerous applicable local and international regulations with which BLS must comply. If BLS does not comply, BLS could potentially be subject to civil, criminal or administrative sanctions and/or remedies, including suspension of its ability to conduct preclinical and clinical studies, and to import or export to or from certain countries, which could have a material adverse effect upon the Company.
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
BLS’s preclinical services utilize animals in preclinical testing of the safety and efficacy of drugs and devices. Such activities are required for the development of new medicines and medical devices under regulatory regimes in the U.S., Europe, Japan, and other countries. Increased regulations and restrictions on the import of research animals into various countries, as well as limitations of supply could impact BLS’s ability to conduct preclinical research and could have an adverse effect on BLS’s financial condition, results of operations, and cash flows. In addition, acts of vandalism and other acts by animal rights activists who object to the use of animals in drug development could have an adverse effect on the Company.
Animal populations may suffer diseases that can damage BLS’s inventory, harm its reputation, or result in other liability.
It is important that research products be free of diseases, including infectious diseases. The presence of diseases can distort or compromise the quality of research results, cause loss of animals in BLS’s inventory, result in harm to humans or outside animal populations if the disease is not contained to animals in inventory, or result in other losses. Such results could harm BLS’s reputation or have an adverse effect on BLS’s financial condition, results of operations, and cash flows.
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
U.S. Food and Drug Administration (FDA) regulation of laboratory-developed tests (LDTs) and regulation by other countries of diagnostic offerings could have a material adverse effect upon the Company’s business.
The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising,

Index

marketing, distribution, and surveillance of diagnostics, and it regularly inspects and reviews the manufacturing processes and performance of diagnostics. Dx’s point-of-care testing devices are subject to regulation by the FDA.
Historically, LDTs developed by high complexity clinical laboratories have been generally offered as services to health care providers under the CLIA regulatory framework administered by CMS, without the requirement for FDA clearance or approval. On April 29, 2024, the FDA released a final rule purporting to clarify its authority to regulate LDTs as medical devices under the federal Food, Drug, and Cosmetic Act, under which it will phase out its general enforcement discretion approach for LDTs under a four-year period subject to certain continuing enforcement discretion policies. The final rule was published on May 6, 2024, and became effective on July 5, 2024. In the absence of a successful legal challenge, the first phase of compliance obligations will begin on May 6, 2025. On May 29, 2024, the American Clinical Laboratory Association (ACLA) and its member company, HealthTrackRx, filed a lawsuit against the FDA in the United States District Court for the Eastern District of Texas, challenging the FDA’s final rule. While the lawsuit may change the final rule or delay or prevent its enforcement, the issuance of the final rule presents an increased risk of FDA enforcement actions for laboratory tests offered by companies without FDA clearance or approval that do not fall within the ongoing enforcement discretion policies. However, the outcome and its ultimate impact on the Company’s business remain difficult to predict at this time.
Current FDA regulation of the Company’s diagnostic offerings and the potential for future increased regulation of the Company’s LDTs could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, suspensions, recalls, injunctions, and other civil and criminal sanctions, and could impair the development and commercialization of new tests, which could have a material adverse effect upon the Company.
Regulation of diagnostics offerings in jurisdictions outside the U.S. in which the Company operates may impact laboratory testing offered by the Company in both Dx and BLS. For example, the European Union In Vitro Diagnostics Regulation (Regulation (EU) 2017/746 (EU IVDR)) established a new legislative framework for in vitro diagnostic devices that are used in certain circumstances and includes a rule-based classification and quality and safety standards. The EU IVDR, where applicable to BLS’s services, could impact BLS’s ability to support trials, result in increased costs and administrative and legal actions, and have an adverse effect.
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
Views on matters relating to corporate responsibility and governance and the perception of the Company’s activities in these areas by stakeholders may impact the Company’s business and reputation.
Governmental authorities, non-governmental organizations, customers, investors, external stakeholders, and employees are sensitive to matters of corporate responsibility and governance, such as environmental sustainability. This focus on these concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing, and distributing the Company’s offerings. The Company’s ability to compete could also be affected by changing preferences and requirements on these matters and the Company’s ability to meet them. If the Company does not meet the evolving and varied preferences and requirements of governmental authorities and others on these matters, the Company could experience reduced demand for its offerings, loss of customers, and other negative impacts on the Company’s business and results of operations.
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

Index

substantial monetary damages as well as damage to the Company’s reputation with customers, which could have a material adverse effect upon its business.
The failure to successfully obtain, maintain, and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights could adversely affect the Company.
Many of the Company’s offerings and processes rely on intellectual property, including patents, copyrights, trademarks, and trade secrets. In some cases, that intellectual property is owned by another party and licensed to the Company, sometimes exclusively. The value of the Company’s intellectual property relies in part on the Company’s ability to maintain its proprietary rights to such intellectual property. The Company has been in the past and may be unable in the future to obtain or maintain the proprietary rights to its intellectual property, to prevent attempted infringement against its intellectual property, or to defend against claims that it is infringing on another party’s intellectual property, and the Company could be adversely affected.
For example, in October 2020, Ravgen Inc. filed a patent infringement lawsuit against the Company alleging infringement of two Ravgen-owned U.S. patents. In September 2022, a jury rendered a verdict in favor of Ravgen on the remaining patent at issue and awarded damages of $272.0 million. In May 2023, the court awarded Ravgen additional enhanced damages in the amount of $100.0 million, and in January 2025, the court awarded Raygen post-verdict supplemental damages of $2.6 million, an ongoing royalty of $100 per test through the life of the patent as issue, pre- and post-judgement interest, and other relief. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and that decision was upheld on appeal before the U.S. Court of Appeals for the Federal Circuit in January 2025.
Adverse effects resulting from the failure to successfully obtain, maintain, and enforce intellectual property rights and defend against challenges to the Company’s intellectual property rights could include the Company having to abandon, alter and/or delay the deployment of offerings or processes that rely on such intellectual property; having to procure and pay for licenses from the holders of intellectual property rights that the Company seeks to use, having to pay damages, fines, court costs and attorney’s fees in connection with intellectual property litigation, and reputational damage.
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
•Risks that animals in BLS’s facilities may be infected with diseases that may be harmful and even lethal to themselves and humans despite preventive measures contained in BLS’s business policies, including those for the quarantine and handling of imported animals; and
•Errors and omissions during a trial or study that may undermine the usefulness of a trial or study, or data from the trial or study or that may delay the entry of a drug to the market.
While BLS endeavors to include in its contracts provisions entitling it to be indemnified and entitling it to a limitation of liability, these provisions are not always successfully obtained and, even if obtained, do not uniformly protect BLS against liability arising from certain of its own actions. BLS could be materially and adversely affected if it were required to pay damages or bear the costs of defending any claim that is not covered by a contractual indemnification provision, or in the event that a party which must indemnify it does not fulfill its indemnification obligations, or in the event that BLS is not successful in limiting its liability or in the event that the damages and costs exceed BLS’s insurance coverage. BLS may also be required to agree to contract provisions with clinical site selection or its customers related to the conduct of clinical trials, and BLS could

Index

be materially and adversely affected if it were required to indemnify a site or customer against claims pursuant to such contract terms. There can be no assurance that BLS will be able to maintain sufficient insurance coverage on acceptable terms.

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
The Company has implemented a formal cybersecurity program aligned to the Secure Controls Framework (SCF), a cybersecurity and privacy framework that consolidates and maps controls across multiple regulations, standards, and best practices. The Company’s program includes the evaluation of the cybersecurity posture of third-party suppliers and vendors that have access to the Company’s data or information technology systems. Consistent with business requirements, components of the Company’s information technology and controls are assessed by independent third parties against various frameworks and standards. With the assistance of these frameworks and standards, the Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, assesses those systems pursuant to the Company’s cybersecurity policies, control standards, and control procedures, and implements appropriate mitigation measures. Mitigation of identified threats and vulnerabilities may be delayed.
The Company has implemented an Incident Response Plan (IR Plan), which is aligned to its overall crisis management program. The IR Plan provides a framework for responding to and managing cybersecurity incidents. The IR Plan outlines incident response requirements, reporting processes, protocols for incident evaluation, and procedures for notifying and escalating information to the Company’s senior management, and the Board and/or appropriate Board committees, as applicable. The IR Plan is reviewed, tested, and updated under the leadership of the Company’s Chief Information and Technology Officer (CITO) and Chief Information Risk Officer (CIRO).
The Company’s cybersecurity team also provides enterprise-wide cybersecurity training for employees to maintain and continuously improve the Company’s mitigation against human-driven risk. Cybersecurity training is conducted annually, in addition to periodic simulations and exercises to test the efficacy of this training, and expanded training is required for specific roles.
Engagement with External Cybersecurity Professionals
The Company engages with third parties to assess the effectiveness of, and assist with, its cybersecurity risk and response systems and processes. These third parties include cybersecurity assessors, consultants, and professionals who help identify, verify, and validate cybersecurity risks and support mitigation or incident response plans as needed.
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
Cybersecurity Incident Impact
The Company describes whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect it, including its business and operating results, financial condition, and impact on the Company’s reputation and customer relationships under the “Risks Related to Technology and Cybersecurity” heading and subheadings thereunder in Part I, Item 1A. “Risk Factors” of this Annual Report, which disclosures are incorporated by reference herein.

Index

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
Management is responsible for day-to-day assessment and oversight of cybersecurity risks. At the senior management level, the CITO is responsible for overseeing the Company’s information technology systems, technology capabilities, and cybersecurity practices. The CITO has more than 15 years of experience working in information technology-related roles and is a member of the Company’s executive leadership team and reports to the Chief Executive Officer. Prior to joining the Company, the CITO held various leadership positions with global companies.
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

Index

Item 2.       PROPERTIES
The Company’s corporate headquarters are located in Burlington, North Carolina, and include facilities that are both owned and leased.
Dx operates through a network of patient service centers, branches, rapid response laboratories, primary laboratories, and specialty laboratories. The table below summarizes certain information as to Dx’s principal operating and administrative facilities at December 31, 2024.

Location	Nature of Occupancy
Primary Facilities:
Birmingham, Alabama	Leased
Phoenix, Arizona	Owned
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California (2)	Leased
Shelton, Connecticut	Leased
Tampa, Florida	Leased
South Bend, Indiana	Leased
Wichita, Kansas	Leased
Baltimore, Maryland	Leased
Holyoke, Massachusetts	Leased
Westborough, Massachusetts	Leased
Troy, Michigan	Leased
St. Paul, Minnesota	Owned
Raritan, New Jersey	Owned
Burlington, North Carolina (5)	Owned/Leased
Research Triangle Park, North Carolina (3)	Leased
Dublin, Ohio	Owned
Tulsa, Oklahoma	Leased
Brentwood, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Spokane, Washington (2)	Leased
Oak Creek, Wisconsin	Leased

Index

BLS operates on a global scale. The table below summarizes certain information as to BLS’s principal operating and administrative facilities at December 31, 2024.

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
All of the Company’s primary facilities have been built or improved for the purpose of providing commercial laboratory testing or biopharma laboratory services. The Company believes that these existing facilities and plans for expansion are suitable and adequate and will provide sufficient production capacity for the Company’s currently foreseeable level of operations. The Company believes that if it were unable to renew a lease or if a lease were to be terminated on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new locations without material disruption to its operations.

Item 3.       LEGAL PROCEEDINGS
See Note 15 Commitments and Contingencies to the Consolidated Financial Statements.

Item 4.       MINE SAFETY DISCLOSURES
Not applicable.

Index

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock, par value $0.10 per share, or Common Stock, trades on the New York Stock Exchange or NYSE under the symbol “LH”.
Holders
On February 24, 2025, there were approximately 1,038 holders of record of the Common Stock.
Transfer Agent
The transfer agent for the Company’s Common Stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 10005, telephone: 800-468-9716, website: www.https://equiniti.com/us/.
Dividends
The Company initiated a quarterly dividend beginning in the second quarter of 2022. The Company’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.
For the year ended December 31, 2024, the Company paid $243.1 million in Common Stock dividends. The Company expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates in March, June, September and December, and are subject to Board approval. There can be no assurance that the Company will continue to pay quarterly cash dividends at the current rate or at all.

Index

Common Stock Performance
The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2019, in each of the Company’s Common Stock, the Standard & Poor’s, (S&P) 500 Index and the S&P 500 Health Care Index, and assuming that all dividends were reinvested. For the purpose of this graph, the distribution of 100% of the outstanding Common Stock of Fortrea to the Company’s shareholders, pursuant to which Fortrea became an independent company, is treated as a non-taxable cash dividend of $33.11 per share, an amount equal to the opening price of Fortrea common stock when it began trading on June 20, 2023, that was deemed reinvested in the Company’s Common Stock at the closing price on June 20, 2023.
Comparison of Cumulative Total Return

	12/2019	12/2020	12/2021	12/2022	12/2023	12/2024
Labcorp Holdings Inc.	$100.00	$120.32	$185.74	$140.40	$159.82	$163.37
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
S&P 500 Health Care Index	$100.00	$113.45	$143.09	$140.29	$143.18	$146.87

Comparison of Cumulative Total Return
Index Stock Price
260
240
220
200
180
160
140
120
100
80
60
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
Period Ending
Labcorp Holdings Inc.
S&P 500 Index
S&P 500 Health Care Index

Issuer Purchases of Equity Securities (all amounts in millions, except per share amounts)
The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended December 31, 2024, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 - October 31	—	$—	—	$1,355.4
November 1 - November 30	0.3	$240.63	0.3	$1,280.4
December 1 - December 31	—	$—	—	$1,280.4
	0.3	$240.63	0.3
During the year ended December 31, 2024, the Company purchased 1.1 shares of its Common Stock at an average price per share of $219.57 for a total cost of $250.1. When the Company repurchases shares, the amount paid to repurchase the shares in excess of the par or stated value is allocated to additional paid-in-capital unless subject to limitation or the balance in additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in retained earnings. At the end of 2024, the Company had outstanding authorization from its Board to purchase up to $1,280.4 maximum value of the Company’s Common Stock. The repurchase authorization has no expiration date.
During the year ended December 31, 2023, the Company purchased 4.8 shares of its Common Stock at an average price per share of $206.85 for a total cost of $1,000.0.

Index

Item 6.    [RESERVED]

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL (dollars in millions)
For the year ended December 31, 2024, the Company’s revenues were $13,008.9, an increase of 7.0% from $12,161.6 for the corresponding period in 2023. The 7.0% increase in revenues for the year ended December 31, 2024, as compared to the corresponding period in 2023, was primarily due to organic revenue of 3.9%, acquisitions, net of divestitures of 2.8%, and favorable foreign currency translation of 0.2%. The 3.9% increase in organic revenue was due to a 4.9% increase in the Company’s organic Base Business (Base Business includes the Company’s business operations except for COVID-19 Testing), partially offset by a 1.0% decrease in COVID-19 Testing.
The Company defines organic growth as the increase in revenue excluding the year over year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a twelve-month period following the close of each transaction.
Separation of Fortrea Holdings Inc.
On June 30, 2023, Labcorp completed the previously announced separation (Spin-off) of its former Clinical Development and Commercialization Services (CDCS) business into Fortrea.
All historical operating results of Fortrea are presented as Earnings from discontinued operations, net of tax, in the Company’s Consolidated Statements of Operations. The spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
As a result of the separation of Fortrea, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment have been renamed the Biopharma Laboratory Services (BLS) segment.
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance. For discussion of 2023 results and comparison with 2022 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Revenues

	Year Ended December 31,
	2024	2023	Change
Dx	$10,144.3	$9,415.1	7.7%
BLS	2,922.6	2,774.2	5.3%
Intercompany eliminations and other	(58.0)	(27.7)	109.4%
Total	$13,008.9	$12,161.6	7.0%
Dx revenues for the year ended December 31, 2024, were $10,144.3, an increase of 7.7% compared to revenues of $9,415.1 in the corresponding period in 2023. The increase was due to organic revenue of 4.1% and acquisitions, net of divestitures of 3.7%. The 4.1% increase in organic revenue was due to a 5.4% contribution from organic Base Business, partially offset by a 1.3% decrease in COVID-19 Testing. Total Base Business growth compared to the Base Business in the prior year was 9.2%.
Total volume, measured by requisitions, increased by 5.3% as acquisitions, net of divestitures, volume contributed growth of 2.7%, and organic volume increased by 2.6%. Organic volume was impacted by a 3.3% increase in the Base Business, partially offset by a 0.8% decrease in COVID-19 Testing. Price/mix increased by 2.5% due to organic Base Business growth of 2.1% and acquisitions, net of divestitures, of 1.0%, partially offset by a decrease in COVID-19 Testing of 0.5%.
BLS revenues for the year ended December 31, 2024, were $2,922.6, an increase of 5.3% over revenues of $2,774.2 in the corresponding period in 2023. The increase in revenues was primarily due to organic growth of 4.3% and favorable foreign currency translation of 1.1%.

Index

Cost of Revenues

	Year Ended December 31,
	2024	2023	Change
Cost of revenues	$9,384.5	$8,796.7	6.7%
Cost of revenues as a % of revenues	72.1%	72.3%
Cost of revenues increased 6.7% for the year ended December 31, 2024, as compared with corresponding period in 2023, and decreased as a percentage of revenues to 72.1% for the year ended December 31, 2024, as compared to 72.3% for corresponding period in 2023. This decrease in cost of revenues as a percentage of revenues was primarily due to higher organic demand and LaunchPad savings, partially offset by higher personnel costs and lower COVID-19 Testing.
Selling, General and Administrative Expenses

	Year Ended December 31,
	2024	2023	Change
Selling, general and administrative expenses	$2,230.0	$2,021.4	10.3%
SG&A as a % of revenues	17.1%	16.6%
Selling, general and administrative expenses as a percentage of revenues increased to 17.1% for the year ended December 31, 2024, as compared to 16.6% for the corresponding period in 2023. The increase in selling, general and administrative expenses as a percentage of revenues is primarily due to higher personnel costs, a reduction in COVID-19 Testing revenues, and the impact from the Invitae transaction, partially offset by LaunchPad savings and demand.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2024	2023	Change
Goodwill and other asset impairments	$5.3	$349.0	(98.5)%
The impairment charges for the year ended December 31, 2024, were primarily due to the decommissioning of an information system and a robotic asset. The impairment charges for the year ended December 31, 2023, were primarily comprised of $333.6 of goodwill impairment for the ED reporting unit, which is part of the BLS segment.
Amortization of Intangibles and Other Assets

	Year Ended December 31,
	2024	2023	Change
Amortization of intangibles and other assets	$256.4	$219.8	16.7%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to December 31, 2023.
Restructuring and Other Charges

	Year Ended December 31,
	2024	2023	Change
Restructuring and other charges	$46.0	$49.1	(6.3)%
For the year ended December 31, 2024, the Company recorded net restructuring charges of $46.0. The charges were comprised of $43.0 in severance and other personnel costs, and $5.9 in facility-related costs primarily associated with general integration activities. The charges were adjusted by the reversal of previously established liability of $2.5 in unused severance and $0.4 in unused facility-related costs.
For the year ended December 31, 2023, the Company recorded net restructuring charges of $49.1. The charges were comprised of $33.4 in severance and other personnel costs and $22.3 in facility-related costs primarily associated with general integration activities. The charges were adjusted by the reversal of previously established liability of $1.7 in unused severance and $4.9 in unused facility-related costs.

Index

Interest Expense

	Year Ended December 31,
	2024	2023	Change
Interest expense	$208.3	$199.6	4.4%
The increase in interest expense for the year ended December 31, 2024, as compared with the corresponding period in 2023 is primarily due to higher borrowings under its revolving credit facility, senior notes, and the new accounts receivable securitization facility.
Equity Method Income, Net

	Year Ended December 31,
	2024	2023	Change
Equity method income, net	$(1.4)	$(1.4)	—%
Equity method income, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the health care industry, which remained flat in the year ended December 31, 2024, as compared with the corresponding period in 2023.
Other, Net

	Year Ended December 31,
	2024	2023	Change
Other, net	$60.2	$15.5	288.4%
Other, net for the year ended December 31, 2024, was primarily due to $80.0 of transition services fees charged to Fortrea related to administrative and IT systems support. The costs to provide these services are included in operating income, but the service fees are included in other income. In addition, the Company recorded a $6.4 gain related to the divestiture of Beacon Laboratory Benefit Solutions, Inc. This income was partially offset by foreign currency transaction losses of $15.3 and an $11.4 loss on investments.
Other, net for the year ended December 31, 2023, was primarily due to $46.1 of transition services fees charged to Fortrea related to administrative and IT systems support, partially offset by pension plan settlement charges of $10.9 and a $4.8 loss on investments.
Provision for Income Taxes

	Year Ended December 31,
	2024	2023
Income tax expense	$212.4	$188.5
Income tax expense as a % of income before tax	22.1%	33.1%
The decrease in effective tax rate as compared with the prior year is primarily attributable to the unfavorable impact of the prior year goodwill impairment of the ED reporting unit, while no goodwill impairment was recognized during the year ended December 31, 2024.
Operating Results by Segment

	Year Ended December 31,
	2024	2023	Change
Dx segment operating income	$1,606.3	$1,591.3	0.9%
Dx segment operating margin	15.8%	16.9%	(1.1)%
BLS segment operating income	458.9	396.3	15.8%
BLS segment operating margin	15.7%	14.3%	1.4%
Segment operating income	2,065.2	1,987.6	3.9%
General corporate and unallocated expenses	(670.8)	(644.1)	4.1%
Amortization of intangibles and other assets	(256.4)	(219.8)	16.7%
Restructuring and other charges	(46.0)	(49.1)	(6.3)%
Goodwill and other asset impairments	(5.3)	(349.0)	(98.5)%
Total operating income	$1,086.7	$725.6	49.8%

Index

Dx operating income was $1,606.3 for the year ended December 31, 2024, an increase of 0.9% over operating income of $1,591.3 in the corresponding period of 2023, and Dx operating margin decreased 110 basis points year-over-year. The decrease in operating margin was primarily due to higher personnel costs, partially offset by organic demand.
BLS operating income was $458.9 for the year ended December 31, 2024, an increase of 15.8% from operating income of $396.3 in the corresponding period of 2023, and BLS operating margin increased 140 basis points year over year. The increase was primarily due to organic growth and LaunchPad savings, partially offset by higher personnel costs.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $670.8 for the year ended December 31, 2024, an increase of 4.1% over corporate expenses of $644.1 in the corresponding period of 2023, primarily due to higher costs related to acquisitions and personnel.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions)
The Company’s strong cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company’s senior unsecured revolving credit facility is further discussed in Note 11 Debt to the Company’s Consolidated Financial Statements.
In summary the Company’s cash flows were as follows:

	Year Ended December 31,
	2024	2023
Net cash provided by continuing operating activities	$1,585.8	$1,202.3
Net cash used for continuing investing activities	(1,366.8)	(1,146.8)
Net cash provided by (used for) continuing financing activities	779.9	(1,559.0)
Effect of exchange rate on changes in cash and cash equivalents	(17.0)	9.9
Net cash impact from discontinued operations	—	1,600.4
Net change in cash and cash equivalents	$981.9	$106.8
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2024, and 2023 totaled $1,518.7 and $536.8, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2024, the Company’s continuing operations provided $1,585.8 of cash as compared to $1,202.3 in 2023. The $383.5 increase in cash provided from operations in 2024, as compared with the corresponding 2023 period, was primarily due to higher cash earnings and favorable working capital requirements.
Cash Flows from Investing Activities
Net cash used for continuing investing activities for the year ended December 31, 2024, was $1,366.8 as compared to $1,146.8 for the year ended December 31, 2023. The increase in net cash used for investing activities for the year ended December 31, 2024 as compared to the year ended December 31, 2023, was primarily due to an increase in business acquisitions and higher capital expenditures.
Capital expenditures were $489.9 and $453.6 for the years ended December 31, 2024, and 2023, respectively. Capital expenditures in 2024 were 3.8% of revenues, primarily in connection with projects to support growth in the Company’s core businesses. The Company expects this level of spending to remain consistent in 2025, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, projects related to its LaunchPad initiative, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash provided by continuing financing activities for the year ended December 31, 2024, was $779.9 compared to cash used in continuing financing activities of $1,559.0 for the year ended December 31, 2023. This movement in cash within financing activities for 2024, as compared to 2023, was primarily due to $2,000.0 of proceeds from new debt securities and $300.0 of proceeds from the new accounts receivable facility described below, partially offset by $1,000.0 of payments towards the Company’s senior notes, $250.1 of share repurchases, and $243.1 of dividends paid, compared to $1,000.0 of share repurchases and $300.0 of payments towards the Company’s senior notes, and $254.0 of dividends paid in 2023.

Index

On September 23, 2024, LCAH (the Issuer) entered into a base indenture with U.S. Bank Trust Company, National Association, as trustee (the Trustee) (the 2024 Indenture). On September 23, 2024, the Company, the Issuer and the Trustee entered into supplemental indentures to the 2024 Indenture under which the Issuer issued, and the Company guaranteed, $2,000.0 in debt securities, consisting of $650.0 aggregate principal amount of 4.35% senior notes due 2030, $500.0 aggregate principal amount of 4.55% senior notes due 2032, and $850.0 aggregate principal amount of 4.80% senior notes due 2034, with interest payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2025. Net proceeds from these offerings were approximately $1,983.0 after deducting underwriting discounts and other estimated expenses of the offering. The net proceeds were used to redeem or repay indebtedness and, to the extent not used for such purpose, for other general corporate purposes. Indebtedness redeemed or repaid or to be redeemed or repaid at or prior to maturity were the Company’s 2.30% senior notes due December 2024, its 3.60% senior notes due February 2025, and $500.0 of borrowings under its revolving credit facility.
On January 13, 2023, LCAH amended and restated its revolving credit facility. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.100% to 0.225%, depending on the Company’s debt ratings. Borrowings under the revolving credit facility will accrue interest at a per annum rate equal to, at the Company’s election, either (x) a LIBOR (changed to SOFR in 2023) rate plus a margin ranging from 0.775% to 1.275% or (y) a base rate plus a margin ranging from 0% to 0.275%, in each case, depending on the Company’s debt ratings.
On August 23, 2024, the Company and a bankruptcy-remote special purpose vehicle entered into a $300.0 three-year accounts receivable securitization facility with PNC Bank, National Association (PNC) as administrative agent (AR Facility). The AR Facility provides for purchases of accounts receivable by PNC in an amount of up to $300.0 through August of 2027 and may increase to up to $700.0, subject to the satisfaction of certain conditions.
On January 31, 2025, the Company amended its AR Facility (AR Facility Amendment). The AR Facility Amendment increased the amount the Company can borrow from PNC from $300.0 to $700.0 through August of 2027. In addition, pursuant to the terms of the AR Facility Amendment (i) the Toronto-Dominion Bank became a party to the underlying receivables purchase agreement as a committed purchaser through January 2026 and (ii) MUFG Bank Ltd. and certain of its related conduit purchasers became parties to the underlying receivables purchase agreement as purchasers and the loans or investments of such conduit purchasers may accrue interest as specified in the AR Facility Amendment and receivables purchase agreement.
On February 18, 2025, the Company borrowed an additional $225.0 under the AR Facility Amendment, bringing the amount outstanding under the AR Facility Amendment to $525.0.
At December 31, 2024, the Company had $1,518.7 of Cash and cash equivalents and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company’s credit facilities and indentures relating to the Company’s senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the credit facilities, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the credit facilities and the indentures related to the Company’s outstanding senior notes as of December 31, 2024. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next twelve months.
On July 24, 2024, the Board adopted a new share repurchase plan authorizing the repurchase of up to $1,000.0 maximum value of the Company’s shares in addition to the remaining amount outstanding under the previous plan. At December 31, 2024, the Company had outstanding authorization from its Board to purchase up to $1,280.4 maximum value of Company Common Stock. The repurchase authorization has no expiration date.
For the year ended December 31, 2024, the Company paid $243.1 in Common Stock dividends. On January 8, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock for the first quarter, or approximately $61.0 in the aggregate. The dividend will be payable on March 12, 2025, to stockholders of record of all issued and outstanding shares of Common Stock at the close of business on February 27, 2025. The declaration and payment of any future dividends will be at the discretion of the Company’s Board.
Guarantor Information
In connection with the Reorganization, the Company, LCAH and the Trustee entered into a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to the indenture, dated as of November 19, 2010, between LCAH and the Trustee (the 2010 Indenture). In addition, the Company, LCAH and the Trustee entered into the 2024 Indenture (the 2010 Indenture, together with the 2024 Indenture, the Indentures). The Seventeenth Supplemental Indenture, among other things, provides for the full and unconditional guarantee by the Company of LCAH’s obligations under the 2010 Indenture and each

Index

series of senior unsecured notes issued and outstanding thereunder, and the 2024 Indenture provides for the full and unconditional guarantee by the Company of LCAH’s obligations and each series of senior unsecured notes issued and outstanding, thereunder (collectively, the Labcorp Holdings Guarantees). Also, the Indentures permit the Company to satisfy LCAH’s reporting obligations so long as the Labcorp Holdings Guarantees remain in place and the Company’s financial statements and other information comply with the requirements of Rule 3-10 of Regulation S-X.
At December 31, 2024, there was $4,073.2 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for LCAH because the assets, liabilities and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Credit Ratings
The investment grade debt ratings from Moody’s and S&P contribute to the Company’s ability to access capital markets.
Off-balance Sheet Arrangements
The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the Company’s Consolidated Financial Statements and the Company does not have any off-balance sheet financing other than normal, short-term leases and letters of credit.
Other Commercial Commitments
The Company has debt instruments outstanding. At December 31, 2024, the Company had total future payments of $6,373.9, with $1,000.4 payable within 12 months.
The Company has leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At December 31, 2024, the Company had total future lease payments of $1,140.3, with $190.7 payable within 12 months.
At December 31, 2024, the Company had provided letters of credit aggregating approximately $102.7, primarily in connection with certain insurance programs which are renewed annually.
The contractual value of the noncontrolling interest put in the Company’s Ontario subsidiary totaled $14.3 and $15.5 at December 31, 2024, and 2023, respectively, and has been classified as mezzanine equity in the Company’s Consolidated Balance Sheets.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:
•Revenue recognition;
•Business combinations;
•Income taxes;
•Goodwill and indefinite-lived assets; and
•Legal contingencies.

Index

Revenue Recognition
Dx
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition form to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete, and the associated results are reported. The Dx segment also enters into lab management agreements which have monthly and non-testing-based fees which are recognized each month as the services are provided. Revenues are distributed among four payer portfolios —clients, patients, Medicare and Medicaid, and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, accountable care organizations, employers, and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client revenues are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing offerings. In these cases, revenue is recognized when services are rendered or delivered.
Patients
This portfolio includes revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles, and non-covered services). Uninsured patients are billed based upon Dx’s patient fee schedules, net of any discounts negotiated with physicians on behalf of their patients. Dx bills insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.
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
Third Party
Third party includes revenue related to MCOs. The majority of Dx’s third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx’s established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO revenues are recorded based upon contractually negotiated fee schedules with revenues for non-contracted MCOs recorded based on historical reimbursement experience.
Third-party reimbursement is also received through capitation agreements with MCOs and IPAs. Under capitated agreements, revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by Dx from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. Dx recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.
Dx has a formal process to estimate implicit price concessions for uncollectable accounts. The majority of Dx’s collection risk is related to accounts receivable from both insured and uninsured patients who are unwilling or unable to pay. Anticipated write-offs are recorded as adjustments to revenue at an amount considered necessary to record the segment’s revenue at its net realizable value. In addition to contractual discounts, other adjustments including anticipated payer denials and other external factors that could affect the collectability of its receivables are considered when determining revenue and the net receivable amount. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx’s results of operations in any period presented.
BLS
BLS revenue is generally recognized over time, as the services are delivered to the customer, based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. The majority of BLS’s contracts contain a single

Index

performance obligation, as BLS provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, BLS allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, BLS will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor costs, research model costs, and allocated overhead costs. The estimate of total costs expected to complete the contract requires significant judgment and these estimates are reviewed periodically. Any adjustments to these estimates are recognized on a cumulative catch-up basis in the period they become known.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume-based contracts, the contract value is entirely variable, and revenue is recognized as the specific service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
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
BLS incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted-average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter into primarily short-term contracts, BLS applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in selling, general, and administrative expense.
Business Combinations
The Company accounts for business combination transactions under the acquisition method of accounting and reports the results of operations of the acquired entities from its respective date of acquisition. Assets acquired are recorded at their estimated fair values as of the acquisition date. Estimated fair values are based on various valuation methodologies, including an income approach using primarily discounted cash flow techniques for the customer relationships intangible assets. The aforementioned income methods utilize management’s estimates of future operating results and cash flows discounted using a weighted-average cost of capital that reflects market participant assumptions. The excess of the fair value of the consideration conveyed over the fair value of the assets acquired are recorded as goodwill. The goodwill reflects management’s expectations of the ability to gain access to the acquired entities’ historical patient base and the benefits of being able to leverage operational efficiencies with favorable growth opportunities based on positive industry and market conditions.
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit, unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely

Index

on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in Provision for income taxes in the Consolidated Statements of Operations.
Goodwill and Indefinite-Lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value.
In the qualitative assessment, the Company considers relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in offerings provided by the reporting unit. If applicable, performance in recent years is compared to forecasts included in prior quantitative valuations. Based on the results of the qualitative assessment, if the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying values of the reporting unit, then no quantitative assessment is performed.
The quantitative assessment includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. The Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to the present value using the reporting unit’s weighted-average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company, as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired, and no further review is required.
The income-based fair value methodology requires management’s assumptions and judgments regarding economic conditions in the markets in which the Company operates and conditions in the capital markets, many of which are outside of management’s control. At the reporting unit level, fair value estimation requires management’s assumptions and judgments regarding the effects of overall economic conditions on the specific reporting unit, along with assessment of the reporting unit’s strategies and forecasts of future cash flows. Forecasts of individual reporting unit cash flows involve management’s estimates and assumptions regarding:
•Annual cash flows, on a debt-free basis, arising from future revenues and profitability, working capital changes, capital spending and income taxes for at least a five-year forecast period.
•A terminal growth rate for years beyond the forecast period. The terminal growth rate is selected based on consideration of growth rates used in the forecast period, historical performance of the reporting unit, and economic conditions.
•A discount rate that reflects the risks inherent in realizing the forecasted cash flows. A discount rate considers the risk-free rate of return on long-term treasury securities, the risk premium associated with investing in equity securities of comparable companies, the beta obtained from the comparable companies, and the cost of debt for investment grade issuers. In addition, the discount rate may consider any specific risk in achieving the prospective financial information.
Under the market-based fair value methodology, judgment is required in evaluating market multiples and recent transactions. Management believes that the assumptions used for its impairment tests are representative of those that would be used by market participants performing similar valuations of the reporting units.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2024. The Company elected to perform a quantitative assessment for goodwill and indefinite-lived intangible assets for each of its reporting units. Based upon the results of the quantitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2024, were greater than the carrying values.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted

Index

by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity, or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or indefinite-lived intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company’s goodwill and indefinite-lived intangible asset impairment testing performed as of the beginning of the fourth quarter of 2024 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2024 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and earnings before interest, taxes, depreciation, and amortization.
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

Index

Foreign Currency Exchange Rates
Approximately 13.7% and 12.9% of the Company’s revenues for the year ended December 31, 2024, and 2023, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company’s Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In 2024 and 2023, the most significant currency exchange rate exposures were to the Canadian Dollar, Swiss Franc, Euro, and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for 2024 by approximately $27.4. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $(217.1) and $183.1 for the years ended December 31, 2024, and 2023, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At December 31, 2024, the Company had 12 open foreign exchange forward contracts with various amounts maturing monthly through January 2025 with a notional value totaling approximately $302.4. At December 31, 2023, the Company had 9 open foreign exchange forward contracts with various amounts maturing monthly through January 2024 with a notional value totaling approximately $305.8.
The Company is a party to USD to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $1,200.0, $300.0 maturing in 2029, $300.0 maturing in 2031 and $600.0 maturing in 2034, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company’s debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the Company’s financial results. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt, including the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company’s term loan credit facilities and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements.
In May 2021, to hedge against changes in the fair value portion of the Company’s long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month London Interbank Offered Rate (LIBOR), which changed to Secured Overnight Financing Rate (SOFR) in 2023, plus 1.0706%.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Consolidated Financial Statements of the Company required in this item are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report, the Company carried out under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Index

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
•provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company’s Consolidated Financial Statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 2013” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management determined that, as of December 31, 2024, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board.
Deloitte and Touche LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in its report, which is included herein immediately preceding the Company’s audited Consolidated Financial Statements.

Index

Item 9B.    OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended December 31, 2024, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Duration
Mark S. Schroeder	11/26/2024	Rule 10b5-1 Trading Arrangement	Up to	(10,115)	(1) (2)	11/7/2025	(3)
President, Diagnostics Laboratories and Chief Operations Officer
Amy B. Summy	11/26/2024	Rule 10b5-1 Trading Arrangement	Up to	(1,234)	(1)	11/14/2025	(3)
Chief Marketing Officer
(1)The figure presented represents the shares to be sold on the vesting of equity awards and may vary subject to the achievement of certain performance conditions and/or shares to be withheld for tax purposes.
(2)Mr. Schroeder’s plan provides for the exercise of vested stock options and the associated sale of up to 3,903 shares of the Company’s Common Stock and 76 shares of Common Stock previously acquired from an equity award vesting event.
(3)This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the date listed in the table.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

Index

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2025 (2025 Proxy Statement) under the caption Election of Directors. Information regarding executive officers is incorporated by reference to the Company’s 2025 Proxy Statement under the caption Executive Officers. Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts is incorporated by reference to the Company’s 2025 Proxy Statement under the captions Corporate Governance and Delinquent Section 16(a) Reports, respectively. Information concerning the Company’s code of ethics is incorporated by reference to the Company’s 2025 Proxy Statement under the caption Corporate Governance Policies and Procedures.
Insider Trading Arrangements and Policies
The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by the Company’s directors, officers, employees and designated contractors, as well as by Labcorp Holdings Inc. itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information in the 2025 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note 14 Stock Compensation Plans to the Consolidated Financial Statements for a discussion of the Company’s stock compensation plans. Except for the above referenced footnote, the information called for by this item is incorporated by reference to information in the 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Holders and Management,” “Compensation Discussion & Analysis” and “Executive Compensation.”

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information in the 2025 Proxy Statement under the captions “Board Independence” and “Related Party Transactions.”

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information in the 2025 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

2.2
Agreement and Plan of Merger, dated May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Radiance Merger Sub Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 17, 2024)

3.1	Amended and Restated Certificate of Incorporation of Labcorp Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).
3.2	Amended and Restated By-Laws of Labcorp Holdings Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 17, 2024).
4.1
Indenture, dated as of November 19, 2010, between the Company and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010).

4.2
Ninth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2025 Notes (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 30, 2015).

4.3
Tenth Supplemental Indenture, dated as of January 30, 2015, between the Company and U.S. Bank National Association, as trustee, including the form of the 2045 Notes (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 30, 2015).

4.4
Twelfth Supplemental Indenture, dated as of August 22, 2017, between the Company and U.S. Bank National Association, as trustee, including the form of the 2027 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on August 22, 2017).

4.5
Fourteenth Supplemental Indenture, dated as of November 25, 2019, between the Company and U.S. Bank National Association, as trustee, including the form of the 2029 Notes (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 25, 2019).

4.6
Fifteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2026 Notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 26, 2021).

4.7
Sixteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2031 Notes (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 26, 2021).

4.8
Seventeenth Supplemental Indenture dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank National Trust Company Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 17, 2024).

4.9
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

4.10	New Holding Company Guarantee, dated May 17, 2024, by Labcorp Holdings Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 17, 2024).
4.11
Indenture, dated as of September 23, 2024, between Laboratory Corporation of America Holdings, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

Index

4.12
First Supplemental Indenture, dated as of September 23, 2024, among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2030 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

4.13
Second Supplemental Indenture, dated as of September 23, 2024, among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2032 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

4.14
Third Supplemental Indenture, dated as of September 23, 2024, among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2034 Notes (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

10.1+	Labcorp Holdings Inc. Amended and Restated 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).
10.2+	Labcorp Holdings Inc. Amended and Restated 2016 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).
10.3
Assignment and Assumption Agreement, dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Adam H. Schechter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

10.4
Assignment and Assumption Agreement, dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Radiance Merger Sub Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

10.5+	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.6+
Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.7+
First Amendment to the Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.8+
Second Amendment to the Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.9+
Third Amendment to the Laboratory Corporation of America Amended and Restated New Pension Equalization Plan (incorporated herein by reference Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.10+
Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.22 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.11+
First Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004).

10.12+
Second Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.13+
Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.14+
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.15+
Amended and Restated Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated by reference to 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024).

10.16
Third Amended and Restated Credit Agreement, dated as of April 30, 2021, among the Company, Bank of America N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021).

Index

10.17
Amendment No. 1, dated as of January 13, 2023, to the Third Amended and Restated Credit Agreement (originally dated as of April 30, 2021), among the Company, Bank of America, N.A., as administrative agent, and lenders party thereto (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

10.18
Guarantor Joinder Agreement, dated May 17, 2024, by and between Labcorp Holdings Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

10.19
Term Loan Credit Agreement, dated June 3, 2019, by and among Laboratory Corporation of America Holdings, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019).

10.20
Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among Laboratory Corporation of America Holdings, Bank of America, N.A. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020).

10.21
Receivables Purchase Agreement, dated as of August 23, 2024, by and among Labcorp Receivables, LLC, as seller, persons from time to time party hereto, as purchasers, PNC Bank National Association, as administrative agent, Laboratory Corporation of America Holdings, as Servicer, and PNC Capital Markets, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2024).

10.22
First Amended Receivables Purchase Agreement, dated as of January 31, 2025, by and among Labcorp Receivables, LLC, as seller, persons from time to time party hereto, as purchasers, PNC Bank National Association, as administrative agent, Laboratory Corporation of America Holdings, as Servicer, and PNC Capital Markets, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2025).

10.23
Sale and Contribution Agreement, dated as of August 23, 2024, by and among each of the persons from time to time party hereto, as originators, Laboratory Corporation of America Holdings, as an originator and as servicer, and Labcorp Receivable LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2024).

10.24
Performance Guaranty, dated as August 23, 2024, by Labcorp Holdings, Inc., in favor of PNC Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 23, 2024).

10.25**	Aircraft Time Sharing Agreement by and between Laboratory Corporation of America Holdings and Adam H. Schechter on November 18, 2024.
16.1	Letter of PricewaterhouseCoopers LLP, dated November 5, 2020 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 5, 2020).
16.2	Letter of PricewaterhouseCoopers LLP, dated March 3, 2021 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on March 3, 2021).
19.1**	Insider Trading Policy, revised March 2023

Index

21.1**	List of Subsidiaries of the Company
22.1**	Subsidiary Issuers of Guaranteed Securities
23.1**	Consent of Deloitte & Touche LLP, an independent registered public accounting firm
24.1**	Power of Attorney of Kerrii B. Anderson
24.2**	Power of Attorney of Jeffrey A. Davis
24.3**	Power of Attorney of D. Gary Gilliland, M.D., Ph.D.
24.4**	Power of Attorney of Kirsten M. Kliphouse
24.5**	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.6**	Power of Attorney of Peter M. Neupert
24.7**	Power of Attorney of Richelle P. Parham
24.8**	Power of Attorney of Paul B. Rothman, M.D.
24.9**	Power of Attorney of Kathryn E. Wengel
31.1**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
97	Incentive Compensation Recoupment Policy, effective October 11, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101.INS**	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contracts or compensatory plans or arrangements
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally copies of any of the omitted schedules to the Securities and Exchange Commission upon its request.
*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
**	Filed or furnished herewith, as required

Index

Item 16.        FORM 10-K SUMMARY

None.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABCORP HOLDINGS INC.
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	February 25, 2025

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant on February 25, 2025 in the capacities indicated.

Signature	Title
/s/ ADAM H. SCHECHTER	President and Chief Executive Officer
Adam H. Schechter	(Principal Executive Officer)
/s/ JULIA A. WANG	Executive Vice President, Chief Financial Officer
Julia A. Wang	(Principal Financial Officer)
/s/ PETER J. WILKINSON	Senior Vice President, Chief Accounting Officer
Peter J. Wilkinson	(Principal Accounting Officer)
*	Director
Kerrii B. Anderson
*	Director
Jeffrey A. Davis
*	Director
D. Gary Gilliland, M.D., Ph.D.
*	Director
Kirsten M. Kliphouse
*	Director
Garheng Kong, M.D., Ph.D.
*	Director
Peter M. Neupert
*	Director
Richelle Parham
*	Director
Paul B. Rothman, M. D.
*	Director
Kathryn E. Wengel

* Sandra D. van der Vaart, by her signing her name hereto, does hereby sign this Annual Report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the SEC.

By:	/s/ SANDRA D. VAN DER VAART
Sandra D. van der Vaart
Attorney-in-fact

Index

LABCORP HOLDINGS INC. AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Labcorp Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Labcorp Holdings Inc. and subsidiaries (the "Company") as of December 31, 2024, and 2023, the related consolidated statements of operations, comprehensive earnings, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Labcorp Diagnostics (Dx) Segment Net Accounts Receivable— Refer to Note 3 to the consolidated financial statements
Critical Audit Matter Description
The Company recognizes Dx revenue and accounts receivable net of negotiated discounts and anticipated adjustments, including historical collection experience for each of its four payer portfolios (clients, patients, Medicare & Medicaid, and third-party). Management has a formal process to estimate implicit price concessions for uncollectable accounts. Anticipated write-offs are recorded as adjustments to revenue at an amount considered necessary to record revenue at its net realizable value. In addition to negotiated contractual discounts, other adjustments including anticipated payer denials and other external factors that could affect the collectability of its receivables are considered when determining revenue and the net receivable amount.

Index

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
•We tested the completeness and accuracy of underlying historical data used as an input to our independent estimate.

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 25, 2025
We have served as the Company’s auditor since 2021.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Labcorp Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Labcorp Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.
Basis for Opinion
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

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 25, 2025

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Per Share Data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,518.7	$536.8
Accounts receivable, net	1,944.1	1,913.3
Unbilled services	152.9	185.4
Supplies inventory	493.2	474.6
Prepaid expenses and other	697.6	655.3
Total current assets	4,806.5	3,765.4
Property, plant and equipment, net	3,045.4	2,911.8
Goodwill, net	6,369.7	6,142.5
Intangible assets, net	3,488.9	3,342.0
Joint venture partnerships and equity method investments	16.3	26.9
Other assets, net	652.2	536.5
Total assets	$18,379.0	$16,725.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$875.8	$827.5
Accrued expenses and other	871.2	804.0
Unearned revenue	392.2	421.7
Short-term operating lease liabilities	184.6	165.8
Short-term finance lease liabilities	6.1	6.4
Short-term borrowings and current portion of long-term debt	1,000.3	999.8
Total current liabilities	3,330.2	3,225.2
Long-term debt, less current portion	5,331.2	4,054.7
Operating lease liabilities	676.3	648.9
Financing lease liabilities	74.3	78.6
Deferred income taxes and other tax liabilities	383.1	417.9
Other liabilities	517.4	409.3
Total liabilities	10,312.5	8,834.6
Commitments and contingent liabilities
Noncontrolling interest	14.3	15.5
Shareholders’ equity:
Common stock, 83.4 and 83.9 shares outstanding at December 31, 2024, and 2023, respectively	7.6	7.7
Additional paid-in capital	2.8	38.4
Retained earnings	8,303.4	7,888.2
Accumulated other comprehensive loss	(261.6)	(59.3)
Total shareholders’ equity	8,052.2	7,875.0
Total liabilities and shareholders’ equity	$18,379.0	$16,725.1
The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Year Ended December 31,
	2024	2023	2022
Revenues	$13,008.9	$12,161.6	$11,863.9
Cost of revenues	9,384.5	8,796.7	8,155.0
Gross profit	3,624.4	3,364.9	3,708.9
Selling, general and administrative expenses	2,230.0	2,021.4	1,763.1
Amortization of intangibles and other assets	256.4	219.8	193.6
Goodwill and other asset impairments	5.3	349.0	261.7
Restructuring and other charges	46.0	49.1	54.0
Operating income	1,086.7	725.6	1,436.5
Other (expense) income:
Interest expense	(208.3)	(199.6)	(179.8)
Investment income	22.3	28.8	7.5
Equity method (loss) income, net	(1.4)	(1.4)	5.4
Other, net	60.2	15.5	(32.2)
Earnings from continuing operations before income taxes	959.5	568.9	1,237.4
Provision for income taxes	212.4	188.5	233.9
Earnings from continuing operations	747.1	380.4	1,003.5
Earnings from discontinued operations, net of tax	—	38.8	277.1
Net earnings	747.1	419.2	1,280.6
Less: Net earnings attributable to the noncontrolling interest	(1.1)	(1.2)	(1.5)
Net earnings attributable to Labcorp Holdings Inc.	$746.0	$418.0	$1,279.1

Basic earnings per common share:
Basic earnings per common share from continuing operations	$8.89	$4.35	$11.00
Basic earnings per common share from discontinued operations	$—	$0.45	$3.04
Basic earnings per common share	$8.89	$4.80	$14.05

Diluted earnings per common share:
Diluted earnings per common share from continuing operations	$8.84	$4.33	$10.94
Diluted earnings per common share from discontinued operations	$—	$0.44	$3.03
Diluted earnings per common share	$8.84	$4.77	$13.97

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions, Except Per Share Data)

	Years Ended December 31,
	2024	2023	2022
Net earnings	$747.1	$419.2	$1,280.6
Foreign currency translation adjustments	(217.1)	183.1	(336.4)
Net benefit plan adjustments	20.7	14.6	44.8
Other comprehensive (loss) earnings before tax	(196.4)	197.7	(291.6)
Provision for income tax related to items of comprehensive earnings	(5.9)	(1.8)	(9.7)
Other comprehensive (loss) earnings, net of tax	(202.3)	195.9	(301.3)
Comprehensive earnings	544.8	615.1	979.3
Less: Net earnings attributable to the noncontrolling interest	(1.1)	(1.2)	(1.5)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$543.7	$613.9	$977.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2021	$8.5	$—	$10,456.8	$(191.9)	$10,273.4
Net earnings attributable to Labcorp Holdings Inc.	—	—	1,279.1	—	1,279.1
Other comprehensive loss, net of tax	—	—	—	(301.3)	(301.3)
Dividends declared	—	—	(198.7)	—	(198.7)
Issuance of common stock under employee stock plans	—	50.6	—	—	50.6
Net share settlement tax payments from issuance of stock to employees	—	(50.6)	—	—	(50.6)
Stock compensation	—	144.1	—	—	144.1
Purchase of common stock	(0.4)	(144.1)	(955.5)	—	(1,100.0)
BALANCE AT DECEMBER 31, 2022	8.1	—	10,581.7	(493.2)	10,096.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	418.0	—	418.0
Other comprehensive earnings, net of tax	—	—	—	195.9	195.9
Fortrea Holdings Inc. spin-off	—	—	(1,970.0)	238.0	(1,732.0)
Dividends declared	—	—	(256.1)	—	(256.1)
Issuance of common stock under employee stock plans	—	55.2	—	—	55.2
Net share settlement tax payments from issuance of stock to employees	—	(40.9)	—	—	(40.9)
Stock compensation	—	147.3	—	—	147.3
Purchase of common stock	(0.4)	(123.2)	(885.4)	—	(1,009.0)
BALANCE AT DECEMBER 31, 2023	7.7	38.4	7,888.2	(59.3)	7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	746.0	—	746.0
Other comprehensive loss, net of tax	—	—	—	(202.3)	(202.3)
Dividends declared	—	—	(242.9)	—	(242.9)
Issuance of common stock under employee stock plan	—	56.2	—	—	56.2
Net share settlement tax payments from issuance of stock to employees	—	(46.4)	—	—	(46.4)
Stock compensation	—	116.7	—	—	116.7
Purchase of common stock	(0.1)	(162.1)	(87.9)	—	(250.1)
BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$747.1	$419.2	$1,280.6
Earnings from discontinued operations	—	(38.8)	(277.1)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	643.5	577.3	537.2
Stock compensation	116.7	128.7	116.8
Operating lease right-of-use asset expense	185.3	168.0	172.5
Goodwill and other asset impairments	5.3	349.0	261.7
Deferred income taxes	(20.1)	(78.1)	26.3
Other, net	62.1	38.9	23.0
Change in assets and liabilities (net of effects of acquisitions and divestitures):
(Increase) decrease in accounts receivable	(52.3)	(103.8)	46.5
Decrease (increase) in unbilled services	30.4	28.5	(23.4)
Increase in supplies inventory	(12.6)	(0.7)	(45.5)
Increase in prepaid expenses and other	(54.5)	(25.8)	(244.1)
Increase (decrease) in accounts payable	72.1	(42.4)	285.4
(Decrease) increase in unearned revenue	(24.6)	105.5	67.8
Decrease in accrued expenses and other	(112.6)	(323.2)	(462.9)
Net cash provided by continuing operating activities	1,585.8	1,202.3	1,764.8
Net cash provided by discontinued operating activities	—	125.4	191.1
Net cash provided by operating activities	1,585.8	1,327.7	1,955.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(489.9)	(453.6)	(429.3)
Purchase of investments	(55.0)	(29.0)	(17.4)
Proceeds from sale of assets	2.0	0.6	1.4
Proceeds from sale or distribution of investments	—	6.7	5.2
Proceeds from exit from swaps	—	—	2.9
Proceeds from sale of business	15.1	—	1.6
Acquisition of businesses, net of cash acquired	(839.0)	(671.5)	(1,164.0)
Net cash used for continuing investing activities	(1,366.8)	(1,146.8)	(1,599.6)
Net cash used for discontinued investing activities	—	(24.7)	(52.6)
Net cash used for investing activities	(1,366.8)	(1,171.5)	(1,652.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	2,000.0	—	—
Payments on senior notes	(1,000.0)	(300.0)	—
Proceeds from accounts receivable securitization	300.0	—	—
Proceeds from revolving credit facilities	2,463.7	2,488.2	787.4
Payments on revolving credit facilities	(2,463.7)	(2,488.2)	(787.4)
Net share settlement tax payments from issuance of stock to employees	(46.4)	(39.8)	(50.6)
Net proceeds from issuance of stock to employees	56.2	54.4	50.6
Dividends paid	(243.1)	(254.0)	(195.2)
Purchase of common stock	(250.1)	(1,000.0)	(1,100.0)
Other	(36.7)	(19.6)	(27.0)
Net cash provided by (used for) continuing financing activities	779.9	(1,559.0)	(1,322.2)
Net cash provided by discontinued financing activities	—	1,499.7	—
Net cash provided by (used for) financing activities	779.9	(59.3)	(1,322.2)
Effect of exchange rate changes on cash and cash equivalents	(17.0)	9.9	(24.2)
Net increase (decrease) in cash and cash equivalents	981.9	106.8	(1,042.7)
Cash and cash equivalents at beginning of period	536.8	430.0	1,472.7
Less cash and cash equivalents of discontinued operations at the end of the period	—	—	109.4
Cash and cash equivalents at end of period	$1,518.7	$536.8	$320.6

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Labcorp® Holdings Inc. (Labcorp, LHI, or the Company) is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. By leveraging its unparalleled diagnostics and drug development capabilities, the Company provides insights and accelerates innovations to improve health and improve lives. With nearly 70,000 employees, the Company serves clients in approximately 100 countries.
On April 25, 2024, Laboratory Corporation of America Holdings (LCAH) announced plans to implement a new public holding company structure, with Labcorp as the holding company. On May 17, 2024, the Company completed the holding company reorganization (Reorganization) and became the successor issuer. Labcorp Holdings Inc. has no independent assets or operations and its sole ownership interest is in LCAH.
The Company reports its business in two segments, Labcorp Diagnostics (Dx) and Biopharma Laboratory Services (BLS), consisting of Early Development Research Laboratories (ED) and Central Laboratory Services. In 2024, Dx and BLS contributed 78% and 22%, respectively, of revenues to the Company, and in 2023 contributed 77% and 23%, respectively.
These Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for at fair value or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. All significant inter-Company transactions and accounts have been eliminated. The Company does not have any variable interest entities or special purpose entities whose financial results are not included in these Consolidated Financial Statements.
The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in Accumulated other comprehensive income.
On June 30, 2023, the Company completed the separation (Spin-off) of Fortrea Holdings Inc. (Fortrea), formerly the Company’s Clinical Development and Commercialization Services (CDCS) business, into a separate, publicly traded company. All current and historical operating results of Fortrea are presented as Earnings from discontinued operations, net of tax, in the Consolidated Statements of Operations. As a result of the Spin-off, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented. The remaining operations of the previously reported Drug Development segment has been renamed the BLS segment.
Reimbursable Out-of-Pocket Expenses
BLS pays on behalf of its customers certain out-of-pocket costs for which the Company is reimbursed at cost, without mark-up or profit. Out-of-pocket costs paid by BLS are reflected in Cost of revenues in the Consolidated Statements of Operations, while the reimbursements received are reflected in Revenues in the Consolidated Statements of Operations.
Cost of Revenues
Cost of revenue includes direct labor and related benefit charges, reimbursable expenses, other direct costs, shipping and handling fees, and an allocation of facility charges and information technology costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of administrative payroll and related benefit charges, administrative travel, and an allocation of facility charges and information technology costs.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S.), requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include implicit price concessions, revenue estimates, the allowance for credit losses, deferred tax assets, fair values of acquired assets and assumed liabilities in business combinations, fair value of goodwill and indefinite-lived intangible assets, amortization lives for acquired intangible assets, and accruals for self-insurance reserves, litigation reserves and pensions. Actual results could materially differ from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains cash and cash equivalents with various major financial institutions. The Company believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The total Cash and cash equivalent balances that exceeded the balances insured by the Federal Deposit Insurance Commission, were approximately $1,516.0 and $534.7 at December 31, 2024, and 2023, respectively.
Substantially all of the Company’s accounts receivable are with companies in the healthcare or pharmaceutical industry and individuals. However, concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions.
Although Dx has receivables due from U.S. and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by U.S. and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (gross) from Medicare and Medicaid were $97.4 and $86.5 at December 31, 2024, and 2023, respectively.
For the Company’s operations in Ontario, Canada, the Ontario Ministry of Health and Long-Term Care (Ministry) determines who can establish a licensed community medical laboratory and caps the amount that each of these licensed laboratories can bill the government sponsored healthcare plan. The Ontario government-sponsored healthcare plan covers the cost of commercial laboratory testing performed by the licensed laboratories. The provincial government discounts the annual testing volumes based on certain utilization discounts and establishes an annual maximum it will pay for all community laboratory tests. The agreed-upon reimbursement rates are subject to Ministry review at the end of year and can be adjusted (at the government’s discretion) based upon the actual volume and mix of test work performed by the licensed healthcare providers in the province during the year. The capitated accounts receivable balance from the Ontario government sponsored healthcare plan was Canadian Dollar 6.4 and 5.5 at December 31, 2024, and 2023, respectively.
The portion of the Company’s accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2024, and 2023, receivables due from patients represented approximately 24.5% and 20.4% of the Company’s consolidated gross accounts receivable, respectively. The Company applies assumptions and judgments including historical collection experience and reasonable and supportable forecasts for assessing collectability and determining the allowance for credit losses for accounts receivable from patients.
Earnings per Share
Basic earnings per common share (Basic EPS) is computed by dividing Net earnings attributable to Labcorp Holdings Inc. by the weighted-average number of common shares outstanding. Diluted earnings per common share (Diluted EPS) is computed by dividing Net earnings attributable to Labcorp Holdings Inc., and if applicable, including the impact of dilutive adjustments by the weighted-average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, and performance share awards.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following represents a reconciliation of Basic EPS to Diluted EPS:

	Year Ended December 31,
	2024			2023			2022
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$746.0		$746.0	$418.0		$418.0	$1,279.1		$1,279.1
Weighted-average common shares outstanding	83.9	0.5	84.4	87.1	0.5	87.6	91.1	0.5	91.6
Per common share amount	$8.89		$8.84	$4.80		$4.77	$14.05		$13.97

The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Year Ended December 31,
	2024	2023	2022
Employee stock options and awards	0.2	0.2	0.2
Stock Compensation Plans
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s Common Stock on the grant date. To estimate the fair value of stock option awards, the Black-Scholes model is used, which relies on various key assumptions, including risk-free interest rate, expected term, and expected volatility. The grant date fair value of performance awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period and the Company’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. Forfeitures are recognized as a reduction of compensation expense in earnings in the period in which they occur.
Cash Equivalents
Cash and cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and other money market instruments, which have maturities when purchased of three months or less.
Supplies Inventory
Supplies inventory, consisting primarily of purchased laboratory and customer supplies and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value. Supplies accounted for $384.2 and $385.1 and finished goods accounted for $109.0 and $89.5 of total Supplies inventory at December 31, 2024, and 2023, respectively. The Company’s inventory reserve balance was $43.8 and $66.1, as of December 31, 2024, and 2023, respectively.
Property, Plant and Equipment, Net
Property, plant and equipment are recorded at cost. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives using the straight-line method.
Expenditures for repairs and maintenance are charged to operations as incurred. Retirements, sales, and other disposals of assets are recorded by removing the cost and accumulated depreciation from the related accounts with any resulting gain or loss reflected in the Consolidated Statements of Operations.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.
Capitalized Software Costs
The Company capitalizes purchased software that is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed, and the Company commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized software costs are included in Property, plant and equipment, net within the Consolidated Balance Sheets and are mainly comprised of direct material and service costs and payroll and payroll-related costs. Computer software maintenance costs related to software

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system ranging from three to fifteen years, generally five years. Amortization begins once the underlying system is substantially complete and ready for its intended use.
Goodwill and Indefinite-lived Intangible Assets
The Company assesses goodwill and indefinite-lived intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The annual impairment test for goodwill includes an option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value. Reporting units are businesses with discrete financial information that is available and reviewed by management. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs the quantitative goodwill impairment test. The Company may also choose to bypass the qualitative assessment for any reporting unit in its goodwill assessment and proceed directly to performing the quantitative assessment. The Company recognizes an impairment charge for the amount by which the reporting unit’s carrying amount exceeds its fair value.
In the qualitative assessment, the Company considers relevant events and circumstances for each reporting unit, including (i) current year results, (ii) financial performance versus management’s annual and five-year strategic plans, (iii) changes in the reporting unit carrying value since prior year, (iv) industry and market conditions in which the reporting unit operates, (v) macroeconomic conditions, including discount rate changes, and (vi) changes in offerings provided by the reporting unit. If applicable, performance in recent years is compared to forecasts included in prior quantitative valuations. Based on the results of the qualitative assessment, if the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying values of the reporting unit, then no quantitative assessment is performed.
The quantitative assessment includes the estimation of the fair value of each reporting unit as compared to the carrying value of the reporting unit. The Company estimates the fair value of a reporting unit using both income-based and market-based valuation methods. The income-based approach is based on the reporting unit’s forecasted future cash flows that are discounted to the present value using the reporting unit’s weighted-average cost of capital. For the market-based approach, the Company utilizes a number of factors such as publicly available information regarding the market capitalization of the Company, as well as operating results, business plans, market multiples, and present value techniques. Based upon the range of estimated values developed from the income and market-based methods, the Company determines the estimated fair value for the reporting unit. If the estimated fair value of the reporting unit exceeds the carrying value, the goodwill is not impaired, and no further review is required.
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2024. The Company elected to perform a quantitative assessment for goodwill and indefinite-lived intangible assets for each of its reporting units. Based upon the results of the quantitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2024, were greater than the carrying values.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, the Company’s business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily, a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers; increases in customer termination activity; or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
The Company will continue to monitor the financial performance of, and assumptions for, its reporting units. A significant increase in the discount rate, decrease in the revenue and terminal growth rates, decreased operating margin, or substantial reductions in end markets and volume assumptions, could have a negative impact on the estimated fair value of the reporting units. A future impairment charge for goodwill or intangible assets could have a material effect on the Company’s consolidated financial position and results of operations.
Intangible Assets, Net
Intangible assets with finite lives are amortized on a straight-line basis over the expected periods to be benefited such as legal life for patents and technology, contractual lives for non-compete agreements and customer relationships.
Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
Professional Liability
The Company is self-insured (up to certain limits) for professional liability claims arising in the normal course of business, generally related to laboratory testing and reporting of test results. The Company estimates a liability that represents the ultimate exposure for aggregate losses below those limits. The liability is based on assumptions and factors for known and incurred but not reported claims, including the frequency and payment trends of historical claims.
Leases
All leases with a lease term greater than 12 months are recorded as an obligation on the balance sheet with a corresponding right-of-use (ROU) asset. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. Right-of-use assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company’s determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, for items such as volume purchase commitments, which are recorded as variable cost when incurred. As most of the Company’s leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company’s discretion and the Company evaluates each renewal option to determine if it is reasonably possible to be exercised and should be included in the accounting lease term.
Income Taxes
The Company accounts for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company does not recognize a tax benefit unless the Company concludes that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, the Company recognizes a tax benefit measured at the largest amount of the tax benefit that the Company believes is greater than 50% likely to be realized. The Company records interest and penalties in Provision for income taxes in the Consolidated Statements of Operations.
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
Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative financial instruments are accounted for as fair value hedges that increase or decrease the value of the Company’s senior notes with the offset being recorded as a component of other long-term assets or liabilities, as applicable. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

accordingly, there is no impact to the Company’s Consolidated Statements of Operations. Cash flows from the interest rate swaps are including in operating activities within the Consolidated Statements of Cash Flows.
Cross currency swap agreements, which have been used by the Company to hedge the foreign currency exposure of its net investment in a foreign subsidiary denominated in non-U.S. currency, are accounted for at fair value. Changes in the fair value of the cross-currency swaps are charged or credited through Accumulated other comprehensive income in the Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as Foreign currency translation adjustments within the Consolidated Statements of Comprehensive Earnings.
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
Foreign Currencies
For subsidiaries outside of the U.S. that operate in a local currency environment, income and expense items are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of Shareholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive earnings in the Consolidated Statements of Comprehensive Earnings and Consolidated Statements of Changes in Shareholders’ Equity. Transaction gains and losses are included in the determination of Net earnings in the Consolidated Statements of Operations.
2.    DISCONTINUED OPERATIONS
On June 30, 2023 (the Distribution Date), Labcorp completed the previously announced separation from the Company of Fortrea, formerly the Company’s CDCS business, into a separate, publicly traded company. All historical operating results of Fortrea are presented as Earnings from discontinued operations, net of tax, in the Consolidated Statements of Operations. The Spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
The Spin-off was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea common stock to holders of record of Labcorp common stock. Each holder of record of Labcorp common stock received one share of Fortrea common stock for every share of Labcorp common stock.
In connection with the Spin-off, the Company entered into several agreements with Fortrea on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with Fortrea after the Spin-off, including a separation and distribution agreement, a tax matters agreement, an employee matters agreement, and a transition services agreement. These agreements contain the key provisions relating to the Spin-off, including provisions relating to the principal intercompany transactions required to effect the Spin-off, the conditions to the Spin-off and provisions governing the relationship between Fortrea and the Company after the Spin-off. The costs to provide these services are included in Operating income and the service fees earned are included in Other, net in the Consolidated Statements of Operations.
Financial Information of Discontinued Operations
Earnings from discontinued operations, net of tax in the Consolidated Statements of Operations reflect the after-tax results of Fortrea’s business and Spin-off-related fees, and do not include any allocation of general corporate overhead expense or interest expense of the Company.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table summarizes the significant line items included in Earnings from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2023, and 2022:

	Year Ended December 31,
	2023	2022
Revenues	$1,506.6	$3,012.9
Cost of revenues	1,244.5	2,336.7
Gross profit	262.1	676.2
Selling, general and administrative expenses	184.1	233.5
Amortization of intangibles and other assets	31.9	65.7
Goodwill and other asset impairments	—	9.8
Restructuring and other charges	3.0	29.8
Operating income	43.1	337.4
Other income (expense):
Interest expense	(0.5)	(0.5)
Investment income (expense)	(1.2)	1.4
Other, net	4.2	6.9
Earnings before income taxes	45.6	345.2
Provision for income taxes	6.8	68.1
Net earnings attributable to Labcorp Holdings Inc.	$38.8	$277.1
3.      REVENUES
Description of Revenues
Dx attributes revenues to a geographical region based upon where the diagnostic test is performed, while BLS attributes revenues to a geographical region based upon where the services are performed. The Company’s revenue by segment payers/customer groups is as follows:

	Year Ended December 31, 2024				Year Ended December 31, 2023				Year Ended December 31, 2022
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%	22%	—%	—%	22%
Patients	10%	—%	—%	10%	9%	—%	—%	9%	8%	—%	—%	8%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%	39%	—%	—%	39%
Total Dx revenues by payer	78%	—%	—%	78%	77%	—%	—%	77%	77%	—%	—%	77%

BLS
Pharmaceutical, biotechnology and medical device companies	9%	9%	4%	22%	10%	9%	4%	23%	10%	9%	4%	23%

Total revenues	87%	9%	4%	100%	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $10,858.3 (83.5%), $10,177.7 (83.7%), and $9,930.3 (83.7%) for the years ended December 31, 2024, 2023, and 2022.
The following is a description of the current revenue recognition policies of the Company:
Dx Revenues
Dx offers a comprehensive menu of frequently requested and specialty diagnostic tests through an integrated network of primary and specialty laboratories across the U.S. In addition to diagnostic testing along with occupational and wellness testing for employers and forensic deoxyribonucleic acid analysis, Dx also offered a range of other testing services.
Within the Dx segment, a majority of the revenue transactions initiated when Dx receives a requisition form to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete, and the associated results are reported. The Dx segment also enters into agreements that have monthly and non-testing-based fees which are recognized each month as the services are provided.
Revenues are distributed among four payer portfolios: clients, patients, Medicare and Medicaid, and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, accountable care organizations (ACOs), employers, and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client sales are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing offerings. In these cases, revenue is recognized when services are rendered or delivered.
Patients
This portfolio includes revenue from uninsured patients and member cost-share for insured patients (e.g., coinsurance, deductibles, and non-covered services). Uninsured patients are billed based upon Dx’s patient list fee schedules, net of any discounts negotiated with physicians on behalf of their patients. Dx bills insured patients as directed by their health plan and after consideration of the fees and terms associated with an established health plan contract.
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
Third Party
Third party includes revenue related to managed care organizations (MCOs). The majority of Dx’s third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx’s established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO sales are recorded based upon contractually negotiated fee schedules with sales for non-contracted MCOs recorded based on historical reimbursement experience.
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
BLS Revenues
BLS revenue is generally recognized over time, as the services are delivered to the customer, based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. The majority of the segment’s contracts contain a single performance obligation, as the segment provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, BLS allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, BLS will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

customer. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope. Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract, and multiplying that percentage by the total contract value. Contract costs principally include direct labor costs, research model costs, and allocated overhead. The estimate of total costs expected to complete the contract requires significant judgment, and these estimates are reviewed periodically. Any adjustments to the estimates are recognized on a cumulative catch-up basis in the period they become known.
Fee-for-service contracts are typically priced based on transaction volume or time and materials. For volume-based contracts, the contract value is entirely variable, and revenue is recognized as the specific service is completed. For services billed based on time and materials, revenue is recognized using the right to invoice practical expedient.
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
BLS incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted-average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter into primarily short-term contracts, BLS applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in Selling, general, and administrative expense in the Consolidated Statements of Operations.
Accounts Receivable, Unbilled Services, and Unearned Revenue
Differences in the timing of revenue recognition and associated billing and cash collections result in recording accounts receivable, unbilled services, and unearned revenue in the Consolidated Balance Sheets. Payments received in advance of services being provided are contract liabilities recognized as unearned revenue. Revenue recognized in advance of billing are recognized as unbilled services and the majority of BLS’s unbilled services represent unbilled receivables. Once a customer is invoiced, the contract asset is reduced for the amount billed, and a corresponding accounts receivable is recognized. All contract assets are billable to customers within one year from the respective balance sheet date.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	December 31,
	2024	2023
Dx accounts receivable	$1,259.3	$1,135.2
BLS accounts receivable	729.5	810.8
Less BLS allowance for credit losses	(44.7)	(32.7)
Accounts receivable, net	$1,944.1	$1,913.3

Gross unbilled services	$160.5	$192.9
Less reserve for unbilled services	(7.6)	(7.5)
Unbilled services	$152.9	$185.4

Unearned revenue	$392.2	$421.7
Revenue recognized during the period that was included in the unearned revenue balance at the beginning of the period, for the years ended December 31, 2024, 2023, and 2022 was $113.0, $78.9, and $99.7, respectively.
Credit Loss Rollforward
BLS estimates future expected losses on accounts receivable and unbilled services over the remaining collection period of the instrument. The rollforward for the allowance for credit losses is as follows:

	Accounts Receivable	Unbilled Services	Total
Allowance for credit losses at December 31, 2022	$30.8	$10.5	$41.3
Credit loss expense	6.3	—	6.3
Write-offs	(4.4)	(3.0)	(7.4)
Allowance for credit losses at December 31, 2023	32.7	7.5	40.2
Credit loss expense	14.6	0.1	14.7
Write-offs	(2.2)	—	(2.2)
Foreign currency impact	(0.4)	—	(0.4)
Allowance for credit losses at December 31, 2024	$44.7	$7.6	$52.3
The credit loss expense in the year ended December 31, 2024, was mainly related to the collection risk for specific biotechnology receivable balances.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

4.   BUSINESS ACQUISITIONS AND DISPOSITIONS
2024
During the year ended December 31, 2024, the Company acquired several businesses and related assets for cash of approximately $839.0. These acquisitions consisted of the clinical and outreach businesses of Baystate Medical Center ($120.5), Providence Medical Foundation ($55.1), Westpac Labs, Inc. ($97.7), Invitae Corporation ($240.8), BioReference Health ($237.6), and other business acquisitions ($87.9). The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $440.3 in identifiable intangible assets. A residual amount of tax deductible goodwill of approximately $299.9 was recorded as of December 31, 2024. The weighted-average amortization period for non-compete agreements, customer relationships, trade names, and technology assets acquired from these businesses are 5.0, 14.4, 2.0, and 11.0 years, respectively. The purchase price allocations for these acquisitions were preliminary at December 31, 2024. The valuation of acquired assets and assumed liabilities include the following:

	Baystate Medical Center	Providence Medical Foundation	Westpac Labs, Inc.	Invitae Corp.	BioReference Health	Other Business Acquisitions	Measurement Period Adjustments	Amounts Acquired During the Year Ended December 31, 2024
Inventories	$—	$—	$1.8	$12.1	$—	$—	$2.0	$15.9
Prepaid expenses and other	—	—	—	—	—	—	8.4	8.4
Property, plant and equipment	7.2	0.9	—	76.7	9.1	1.3	28.1	123.3
Goodwill	70.7	25.9	45.1	100.4	107.4	41.0	(90.6)	299.9
Intangible assets	79.8	29.2	50.8	113.2	121.1	46.2	44.3	484.6
Total assets acquired	157.7	56.0	97.7	302.4	237.6	88.5	(7.8)	932.1
Accrued expenses and other	—	—	—	—	—	—	(3.9)	(3.9)
Unearned revenue	—	—	—	3.3	—	—	(3.3)	—
Lease liabilities	7.2	0.9	—	58.3	—	0.6	—	67.0
Total liabilities acquired	7.2	0.9	—	61.6	—	0.6	(7.2)	63.1
Net assets acquired	150.5	55.1	97.7	240.8	237.6	87.9	(0.6)	869.0
Less 2023 escrow payment	30.0	—	—	—	—	—	—	30.0
Cash paid for acquisitions	$120.5	$55.1	$97.7	$240.8	$237.6	$87.9	$(0.6)	$839.0
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
Unaudited Pro Forma Information for 2024 Acquisitions
Had the aggregate of the Company’s 2024 acquisitions been completed at January 1, 2023, the Company’s pro forma results would have been as follows:

	Year Ended December 31,
	2024	2023
Revenues	$13,353.6	$12,716.4
Net earnings attributable to LHI	$761.8	$423.3
Dispositions
During the year ended December 31, 2024, the Company sold the assets of its Beacon Laboratory Benefit Solutions, Inc. for $13.5 and recorded a gain of $6.4.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

2023
During the year ended December 31, 2023, the Company acquired several businesses and related assets for cash of approximately $671.5. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $340.8 in identifiable intangible assets and a residual amount of tax-deductible goodwill of approximately $296.9. The goodwill reflects the Company’s expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. The amortization period for non-compete agreements and customer list assets acquired from these businesses are 5 and 15 years, respectively. These acquisitions were made primarily to extend the Company’s geographic reach in important market areas and to partner with hospitals and health systems. The purchase price allocations for these acquisitions were preliminary at December 31, 2023. The preliminary valuation of acquired assets and assumed liabilities, include the following:

	Jefferson Health	Enzo BioChem	Providence Health and Services - Oregon	Tufts Medicine	Legacy	Other Business Acquisitions	Measurement Period Adjustments	Amounts Acquired During the Year Ended December 31, 2023
Accounts receivable	$—	$(2.8)	$—	$—	$—	$2.0	$0.2	$(0.6)
Inventories	—	—	1.3	—	—	—	—	1.3
Prepaid expenses and other	—	0.4	—	—	0.2	0.3	0.6	1.5
Property, plant and equipment	—	—	4.7	—	3.3	6.5	(1.5)	13.0
Goodwill	50.8	54.1	50.7	73.8	49.0	18.5	(29.4)	267.5
Intangible assets	57.2	61.1	57.2	83.2	55.2	26.9	19.5	360.3
Other assets	2.2	—	—	—	—	17.9	—	20.1
Total assets acquired	110.2	112.8	113.9	157.0	107.7	72.1	(10.6)	663.1
Accounts payable	—	—	—	—	—	1.2	—	1.2
Accrued expenses and other	—	—	3.9	—	—	1.2	(8.3)	(3.2)
Deferred income taxes	—	—	—	—	—	—	(2.3)	(2.3)
Other liabilities	—	—	—	—	—	(4.1)	—	(4.1)
Total liabilities acquired	—	—	3.9	—	—	(1.7)	(10.6)	(8.4)
Net assets acquired	$110.2	$112.8	$110.0	$157.0	$107.7	$73.8	$—	$671.5
Unaudited Pro Forma Information for 2023 Acquisitions
Had the aggregate of the Company’s 2023 acquisitions been completed at January 1, 2022, the Company’s pro forma results would have been as follows:

	Year Ended December 31,
	2023	2022
Revenues	$12,350.1	$12,126.3
Earnings from continuing operations	$397.2	$1,030.3
2022
During the year ended December 31, 2022, the Company acquired various businesses and related assets for approximately $1,164.0 in cash (net of cash acquired). The purchase consideration for all acquisitions year to date has been allocated to the estimated fair market value of the net assets acquired, including approximately $542.3 in identifiable intangible assets and a residual amount of non-tax-deductible goodwill of approximately $598.5. The amortization periods for intangible assets acquired from these transactions range from 15 to 19 years for customer relationships, 15 years for patents and technology, 5 years for non-compete agreements, and 5 to 10 years for trade names. These acquisitions were made primarily to extend the Company’s geographic reach in important market areas and enhance the Company’s scientific differentiation. The excess of the fair value of the consideration conveyed over the fair value of the net assets acquired was recorded as goodwill. The goodwill reflects the Company’s expectations to utilize the acquired businesses’ workforce and established relationships and the benefits of being able to leverage operational efficiencies with favorable growth opportunities in these markets. The purchase price allocation for several of these transactions were preliminary at December 31, 2022. The areas of the purchase price allocation

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

that were not yet finalized related primarily to Property, plant and equipment, Intangible assets, Goodwill and Deferred income taxes. A summary of the net assets acquired in 2022 for these businesses is included below:

	Preliminary Personal Genome Diagnostics Inc.	Preliminary Ascension Healthcare	Other Acquisitions	Measurement Period Adjustments	Amounts Acquired During Year Ended December 31, 2022
Accounts receivable	$4.1	$—	$(1.3)	$(2.3)	$0.5
Unbilled services	2.9	—	—	(3.2)	(0.3)
Inventories	2.5	24.6	—	—	27.1
Prepaid expenses and other	1.2	0.4	0.3	—	1.9
Property, plant and equipment	9.9	43.5	0.1	—	53.5
Deferred income taxes	17.5	—	—	15.2	32.7
Goodwill	346.8	125.0	126.7	(40.4)	558.1
Intangible assets	136.6	233.2	172.5	30.4	572.7
Other assets	12.5	—	2.3	(2.3)	12.5
Total assets acquired	534.0	426.7	300.6	(2.6)	1,258.7
Accounts payable	3.8	—	—	(0.1)	3.7
Accrued expenses and other	57.3	—	15.4	0.1	72.8
Unearned revenue	3.3	—	—	(2.6)	0.7
Lease liabilities	—	2.9	—	—	2.9
Other liabilities	14.6	—	—	—	14.6
Total liabilities acquired	79.0	2.9	15.4	(2.6)	94.7
Net assets acquired	$455.0	$423.8	$285.2	$—	$1,164.0
Unaudited Pro Forma Information for 2022 Acquisitions
Had the aggregate of the Company’s 2022 acquisitions been completed at January 1, 2021, the Company’s pro forma results would have been as follows:

	Year Ended December 31,
	2022	2021
Revenues	$11,984.7	$13,325.7
Earnings from continuing operations	$1,006.8	$2,182.4
5. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges represent amounts incurred in connection with the elimination of redundant positions and facilities within the organization in connection with cost saving initiatives, the spin-off of Fortrea, and acquisitions or dispositions of businesses by the Company.
During 2024, the Company recorded net restructuring charges of $46.0. The charges were comprised of $43.0 in severance and other personnel costs and $5.9 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of a previously established liability of $2.5 in unused severance and $0.4 in unused facility-related costs.
During 2023, the Company recorded net restructuring charges of $49.1. The charges were comprised of $33.4 in severance and other personnel costs and $22.3 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of a previously established liability of $1.7 in unused severance and $4.9 in unused facility-related costs.
During 2022, the Company recorded net restructuring charges of $54.0. The charges were comprised of $24.8 in severance and other personnel costs and $31.1 in facility-related costs primarily associated with general integration activities. The charges were offset by the reversal of a previously established liability of $1.4 in unused severance and $0.5 in unused facility-related costs.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following represents the Company’s restructuring activities:

	Severance and Other Employee Costs	Lease and Other Facility Costs	Total
Liability balance at December 31, 2022	$2.1	$9.4	$11.5
Restructuring charges	33.4	22.3	55.7
Reduction of prior restructuring accruals	(1.7)	(4.9)	(6.6)
Cash payments and other adjustments	(26.2)	(13.8)	(40.0)
Liability balance at December 31, 2023	7.6	13.0	20.6
Restructuring charges	43.0	5.9	48.9
Reduction of prior restructuring accruals	(2.5)	(0.4)	(2.9)
Cash payments and other adjustments	(39.7)	(5.6)	(45.3)
Liability balance at December 31, 2024	$8.4	$12.9	$21.3
Liability balance classified as current			$10.9
Liability balance classified as non-current			10.4
Total liability balance as of December 31, 2024			$21.3
The non-current portion of the restructuring liability balance is expected to be paid out over 8.7 years.
6. LEASES
The Company has operating and finance leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to 20 years, some of which include options to extend the leases for up to 20 years.
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$220.9	$202.6	$198.1

Finance lease cost:
Amortization of right-of-use assets	$7.5	$7.1	$8.0
Interest on lease liabilities	4.4	4.8	5.2
Total finance lease cost	$11.9	$11.9	$13.2
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$(229.7)	$(209.7)	$(200.2)
Operating cash flows used from finance leases	$(4.4)	$(4.8)	$(5.2)
Financing cash flows used from finance leases	$(11.9)	$(12.6)	$(12.3)

ROU assets obtained in exchange for lease obligations:
Operating leases	$226.8	$106.4	$159.2
Finance leases	$23.9	$2.3	$—

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Supplemental balance sheet information related to leases was as follows:

	December 31,
	2024	2023
Operating Leases:
Operating lease ROU assets (included in Property, plant and equipment, net)	$784.5	$737.1

Short-term operating lease liabilities	$184.6	$165.8
Operating lease liabilities	676.3	648.9
Total operating lease liabilities	$860.9	$814.7

Finance Leases:
Finance lease ROU assets (included in Other assets)	$64.1	$69.5

Short-term finance lease liabilities	$6.1	$6.4
Financing lease liabilities	74.3	78.6
Total finance lease liabilities	$80.4	$85.0

Weighted-average Remaining Lease Term (in Years):
Operating leases	8.2	8.4
Finance leases	14.1	14.7

Weighted-average Discount Rate:
Operating leases	4.4%	4.1%
Finance leases	5.2%	5.3%
Maturities of lease liabilities are as follows:

	December 31, 2024
	Operating Leases	Finance Leases
2025	$216.5	$9.9
2026	167.7	8.9
2027	124.0	8.6
2028	94.1	8.0
2029	73.0	7.6
Thereafter	351.4	70.6
Total lease payments	1,026.7	113.6
Less imputed interest	(165.8)	(33.2)
Less current portion	(184.6)	(6.1)
Total maturities, due beyond one year	$676.3	$74.3
The Company elected, for all classes of underlying assets, to account for lease components and non-lease components as a single lease component.
Rent expense for short term leases with a term less than one year for the years ended December 31, 2024, 2023, and 2022 amounted to $31.1, $31.9, $22.2, respectively. The Company has variable lease payments that do not depend on a rate index, primarily for purchase volume commitments, which are recorded as variable cost when incurred. Total variable payments for the year ended December 31, 2024, 2023, and 2022 were $32.4, $32.7, and $27.9, respectively.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

7.   PROPERTY, PLANT AND EQUIPMENT, NET

				December 31,
	Range of Useful Lives (in Years)			2024	2023
Land				$112.3	$98.8
Buildings and building improvements	10	-	55	1,098.4	1,083.8
Machinery and equipment	3	-	10	2,108.2	2,008.0
Software	3	-	10	1,023.1	924.7
Furniture and fixtures	5	-	10	105.9	106.5
Leasehold improvements [1]				550.6	515.8
Construction in progress				333.4	342.2
Operating lease ROU assets				784.5	737.1
				6,116.4	5,816.9
Less accumulated depreciation				(3,071.0)	(2,905.1)
				$3,045.4	$2,911.8
1Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related leases.
Depreciation expense and amortization of Property, plant and equipment was $387.1, $361.1 and $343.6 for 2024, 2023 and 2022, respectively, including software amortization of $87.6, $76.6, and $75.7 for 2024, 2023 and 2022, respectively.
8.  GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of Goodwill, net of impairment, were as follows:

	Dx		BLS		Total
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Beginning balance	$4,813.9	$4,533.5	$1,328.6	$1,590.2	$6,142.5	$6,123.7
Goodwill acquired during the year	299.9	296.9	—	—	299.9	296.9
Impairment	—	—	—	(333.6)	—	(333.6)
Foreign currency impact and other adjustments to goodwill	(11.3)	(16.5)	(61.4)	72.0	(72.7)	55.5
Ending balance	$5,102.5	$4,813.9	$1,267.2	$1,328.6	$6,369.7	$6,142.5
During 2024, the Company did not record a goodwill or intangible asset impairment charge. During 2023, the Company recorded goodwill and other asset impairment charges of $349.0 which was primarily comprised of $333.6 of goodwill impairment for the ED reporting unit. During 2022, the Company recorded goodwill and other asset impairment charges of $261.7 which was primarily comprised of goodwill impairment for the ED reporting unit and the impairment of a technology intangible asset.
The cumulative goodwill impairment for the Company through December 31, 2024, and 2023 was $648.5 and relates entirely to the ED reporting unit, which has no remaining goodwill balance, of the BLS segment.
The components of identifiable intangible assets are as follows:

	Range of Useful Lives (in Years)			December 31, 2024			December 31, 2023
				Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	-	36	$4,114.7	$(1,540.7)	$2,574.0	$3,868.6	$(1,367.2)	$2,501.4
Patents, licenses, and technology [1]	3	-	15	646.9	(298.3)	348.6	526.6	(273.3)	253.3
Non-compete agreements	3	-	5	180.2	(83.9)	96.3	130.3	(60.4)	69.9
Other definite-lived intangible assets	1	-	15	39.9	(21.5)	18.4	34.1	(15.5)	18.6
Canadian licenses				451.6	—	451.6	498.8	—	498.8
				$5,433.3	$(1,944.4)	$3,488.9	$5,058.4	$(1,716.4)	$3,342.0
1Includes $105.9 and $87.5 of indefinite-lived intangible assets at December 31, 2024, and 2023, respectively.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

A summary of intangible assets acquired during 2024, and their respective weighted-average amortization periods are as follows:

	Amount	Weighted-average Amortization Period
Customer relationships	$309.0	14.4
Non-compete agreements	55.5	5.0
Trade name	5.8	2.0
Technology	107.0	11.0
	$477.3
Amortization of intangible assets was $256.4, $219.8 and $193.6 in 2024, 2023, and 2022, respectively. Amortization expense of intangible assets is estimated to be $271.6 in 2025, $261.2 in 2026, $248.3 in 2027, $240.6 in 2028, $226.9 in 2029, and $1,682.8 thereafter.
9. ACCRUED EXPENSES AND OTHER

	December 31,
	2024	2023
Employee compensation and benefits	$495.4	$431.4
Accrued taxes payable	152.7	127.5
Other	223.1	245.1
	$871.2	$804.0
10.  OTHER LIABILITIES

	December 31,
	2024	2023
Deferred compensation plan obligation	$132.5	$107.4
Defined-benefit plan obligation	59.5	64.5
Worker’s compensation and auto	46.5	41.4
Cross currency swaps liability	142.7	53.7
Other	136.2	142.3
	$517.4	$409.3
11.  DEBT
Short-term borrowings and current portion of long-term debt consisted of the following:

	December 31,
	2024	2023
3.60% senior notes due 2025	$1,000.0	$—
2.30% senior notes due 2024	—	400.0
3.25% senior note due 2024	—	600.0
Debt issuance costs	(0.1)	(1.3)
Current portion of note payable	0.4	1.1
Total short-term borrowings and current portion of long-term debt	$1,000.3	$999.8

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Long-term debt consisted of the following:

	December 31,
	2024	2023
3.60% senior notes due 2025	$—	$1,000.0
1.55% senior notes due 2026	500.0	500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	—
2.70% senior notes due 2031	423.2	430.4
4.55% senior notes due 2032	500.0	—
4.80% senior notes due 2034	850.0	—
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(42.3)	(26.3)
AR Facility	300.0	—
Note payable	0.3	0.6
Total long-term debt	$5,331.2	$4,054.7
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on January 13, 2023. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company’s debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company’s current revolving credit facility at December 31, 2024, or December 31, 2023. At December 31, 2024, the effective interest rate on the revolving credit facility was 5.47%. The credit facility expires on April 30, 2026.
Under the Company’s revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at December 31, 2024, and expects that it will remain in compliance with its existing debt covenants for the next twelve months.
There were $102.7 in outstanding letters of credit at December 31, 2024.
On August 23, 2024, the Company and a bankruptcy-remote special purpose vehicle (SPV) entered into an accounts receivable securitization facility with PNC Bank, National Association (PNC) with a three-year term (AR Facility). The AR Facility allows the Company to borrow from PNC an amount of up to $300.0 through August of 2027 and may increase up to $700.0, subject to the satisfaction of certain conditions.
The SPV is a variable interest entity for which the Company is the primary beneficiary. The SPV’s sole business consists of the continuous purchase of receivables from the Company which is used as collateral for the loan with PNC. Although the SPV is included in the Company’s Consolidated Financial Statements, it is a separate legal entity with separate creditors.
Upon the transfer of ownership and control of the receivables to the SPV, the Company has no retained interests in the receivables sold and they become unavailable to the Company’s creditors should the relevant seller become insolvent. The Company has collection and administrative responsibilities for the receivables sold to the SPV.
During the year ended December 31, 2024, the Company received loan proceeds of $300.0 under the AR Facility, which is included in financing activities in the Consolidated Statements of Cash Flows.
On January 31, 2025, the Company amended its AR Facility (AR Facility Amendment). The AR Facility Amendment increased the amount the Company can borrow from $300.0 to $700.0 through August of 2027. In addition, pursuant to the terms of the AR Facility Amendment (i) the Toronto-Dominion Bank became a party to the underlying receivables purchase agreement as a committed purchaser through January 2026. and (ii) MUFG Bank Ltd. and certain of its related conduit purchasers became parties to the underlying receivables purchase agreement as purchasers and the loans or investments of such

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

conduit purchasers may accrue interest as specified in the AR Facility Amendment and receivables purchase agreement.
On February 18, 2025, the Company borrowed an additional $225.0 under the AR Facility Amendment, bringing the amount outstanding under the AR Facility Amendment to $525.0.
Senior Notes
On September 23, 2024, LCAH (the Issuer) entered into a base indenture with U.S. Bank Trust Company, National Association, as trustee (the Trustee) (the 2024 Indenture). On September 23, 2024, the Company, the Issuer and the Trustee entered into supplemental indentures to the 2024 Indenture under which the Issuer issued, and the Company guaranteed, $2,000.0 in debt securities, consisting of $650.0 aggregate principal amount of 4.35% senior notes due 2030, $500.0 aggregate principal amount of 4.55% senior notes due 2032, and $850.0 aggregate principal amount of 4.80% senior notes due 2034 with interest payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2025. Net proceeds from the offering were $1,983.0 after deducting underwriting discounts and other estimated expenses of the offering. The net proceeds were used to redeem or repay indebtedness and, to the extent not used for such purpose, for other general corporate purposes. Indebtedness redeemed or repaid or to be redeemed or repaid at or prior to maturity were the Company’s 2.30% senior notes due December 2024, its 3.60% senior notes due February 2025, and $500.0 of borrowings under its revolving credit facility.
Scheduled payments of long-term debt are as follows:

December 31, 2024
2025	$1,000.4
2026	500.0
2027	900.0
2028	—
2029	650.0
Thereafter	3,323.5
Total scheduled payments	6,373.9
Less current portion	(1,000.4)
Long-term debt, due beyond one year	$5,373.5
12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of Common Stock, par value $0.10 per share. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at December 31, 2024, and 2023.
The changes in the Company’s shares of Common Stock issued and held in treasury are summarized below:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	83.9	88.2	93.1
Shares issued under employee stock plans	0.6	0.5	0.7
Shares repurchased	(1.1)	(4.8)	(5.6)
Ending balance	83.4	83.9	88.2
Share Repurchase Program
On July 24, 2024, the Company’s board of directors (Board) adopted a new share repurchase plan authorizing the repurchase of up to $1,000.0 maximum value of the Company’s shares in addition to the remaining amount outstanding under the previous plan. During the twelve months ended December 31, 2024, the Company purchased 1.1 shares of its Common Stock at an average price of $219.57 for a total cost of $250.1. At December 31, 2024, the Company had outstanding authorization from its Board to purchase up to $1,280.4 maximum value of the Company’s Common Stock.
On August 8, 2023, the Company entered into accelerated share repurchase agreements (collectively, the ASR Agreements) with two different banks, Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC (collectively, the Financial Institutions), to repurchase approximately $1,000.0 in the aggregate of the Company’s Common Stock, as part of the Company’s Common Stock repurchase program. The remaining repurchase authorization has no expiration date.
Under the ASR Agreements, the Company made an aggregate payment of $1,000.0 to the Financial Institutions and received an aggregate initial number of approximately 3.7 shares of Common Stock from the Financial Institutions, which were removed

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

from the outstanding share count in connection with entering into the ASR Agreements. In December 2023, the Company received 1.1 shares of its Common Stock as a final settlement from the Financial Institutions. The average daily volume weighted-average price less discount per share was $206.85. The Company has accrued $9.0 of excise tax related to this accelerated share repurchase which was paid in April 2024. During the year ended December 31, 2023, the Company repurchased 4.8 shares of Common Stock at an average price of $206.85 per share for a total cost of $1,000.0.
During the fourth quarter of 2021, the Company’s Board adopted a share repurchase plan authorizing up to $2,500.0 of the Company’s shares in addition to the remaining amount outstanding under the previous plan.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to Additional paid-in-capital unless subject to limitation or the balance in Additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in Retained earnings in the Company’s Consolidated Balance Sheets.
Dividends
The Company started declaring quarterly cash dividends in the second quarter of 2022, with a total of $2.88 per share declared in 2024 and 2023 and $2.16 per share declared in 2022.
On January 8, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock for the first quarter of 2025, or approximately $61.0 in the aggregate. The dividend will be payable on March 12, 2025, to stockholders of record of all issued and outstanding shares of Common Stock at the close of business on February 27, 2025. The declaration and payment of any future dividends will be at the discretion of the Company’s Board.
Accumulated Other Comprehensive Earnings
The components of Accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings
Balance at December 31, 2022	$(462.3)	$(30.9)	$(493.2)
Fortrea Holdings Inc. spin-off	231.6	6.4	238.0
Current year adjustments	183.1	30.1	213.2
Pension settlement charge	—	(10.9)	(10.9)
Amounts reclassified from Accumulated other comprehensive earnings (a)	—	(4.6)	(4.6)
Tax effect of adjustments	—	(1.8)	(1.8)
Balance at December 31, 2023	$(47.6)	$(11.7)	$(59.3)
Current year adjustments	(217.1)	(2.6)	(219.7)
Amounts reclassified from Accumulated other comprehensive earnings (a)	—	23.3	23.3
Tax effect of adjustments	—	(5.9)	(5.9)
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
(a) The amortization of prior service cost is included in the computation of net periodic benefit cost.
13.  INCOME TAXES
The sources of income before taxes, classified between domestic and foreign entities, are as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$629.7	$504.0	$1,097.9
Foreign	329.8	64.9	139.5
Total pre-tax income	$959.5	$568.9	$1,237.4

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Current tax expense:
Federal	$125.9	$183.1	$150.8
State	46.2	38.9	25.4
Foreign	60.4	44.6	34.0
	$232.5	$266.6	$210.2
Deferred tax (benefit) expense:
Federal	$(6.3)	$(63.1)	$15.8
State	(11.1)	(31.6)	0.6
Foreign	(2.7)	16.6	7.3
	(20.1)	(78.1)	23.7
Total income tax expense	$212.4	$188.5	$233.9
The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. rate	21.0%	21.0%	21.0%
State and local income taxes, net of U.S. federal income tax effect	2.8	4.0	4.2
Foreign earnings taxed at lower rates than the statutory U.S. rate	(1.7)	(2.2)	(0.7)
Tax credits	(2.5)	(3.8)	(5.4)
Impairment of assets	—	10.8	3.7
Limitation of officer compensation	0.7	1.7	1.2
Worthless stock loss	—	(2.6)	—
Deferred tax adjustments	0.9	4.6	(2.6)
Remeasurement of deferred taxes	1.3	(1.1)	(0.1)
Change in valuation allowance	(2.4)	(1.6)	0.2
Other	2.0	2.3	(2.6)
Effective rate	22.1%	33.1%	18.9%
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accounts receivable	$33.7	$27.9
Employee compensation and benefits	70.8	81.7
Operating lease liability	199.3	191.4
Acquisition and restructuring reserves	8.9	9.2
Capitalized research and design costs	194.7	142.9
Tax loss carryforwards	224.0	246.9
Other	108.6	95.1
Total gross deferred tax assets	840.0	795.1
Less: valuation allowance	(127.2)	(150.2)
Deferred tax assets, net of valuation allowance	$712.8	$644.9

Deferred tax liabilities:
Right of use asset	$(181.6)	$(175.3)
Intangible assets	(626.7)	(614.8)
Property, plant and equipment	(177.7)	(163.5)
Other	(71.7)	(66.2)
Total gross deferred tax liabilities	$(1,057.7)	$(1,019.8)

Net deferred tax liabilities	$(344.9)	$(374.9)

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The table below provides a rollforward of the valuation allowance:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$150.2	$151.3	$149.2
Movements charged to expense	(22.8)	(8.9)	10.2
Reductions and other adjustments	(0.2)	7.8	(8.1)
Ending balance	$127.2	$150.2	$151.3
The Company has U.S. federal tax loss carryforwards of approximately $103.0, which expire periodically through 2037, as well as post-2017 carryforwards of $162.5 that are limited to 80% of taxable income and have an indefinite carryforward period. The utilization of tax loss carryforwards is limited due to change of ownership rules; however, at this time, the Company expects to fully utilize substantially all U.S. federal tax loss carryforwards with the exception of approximately $1.9 for which a full valuation allowance has been provided. The Company has U.S. state tax loss carryforwards of $492.6, a portion of which expire annually, and on which a valuation allowance of $210.4 has been provided. In addition to federal and state tax loss carryforwards, the Company has other federal and state attribute carryforwards of $29.1, all of which have indefinite carryforward periods. The Company has foreign tax loss carryforwards of $108.5, the majority of which have indefinite carryforward periods, but a valuation allowance of $7.8 has been provided for jurisdictions where the future tax benefits of the attributes are not more likely than not to be realized. Additionally, the Company has foreign tax loss carryforwards of $444.7 which expire periodically through 2040 that have full valuation allowances and foreign tax loss carryforwards of $10.9 which expire periodically through 2043. In addition to the foreign net operating losses, the Company has a foreign capital loss carryforward of $26.9 with an indefinite carryforward period and a full valuation allowance.
The valuation allowance decreased from $150.2 in 2023 to $127.2 in 2024 primarily due to releases of valuation allowances on certain state capital losses and net operating losses as well as releases of valuation allowances on certain foreign and U.S. net operating losses due to corporate reorganizations.
Unrecognized income tax benefits were $32.2 and $29.9 at December 31, 2024, and 2023, respectively. It is anticipated that the amount of the unrecognized income tax benefits will decrease by $10.4 within the next 12 months due to statute of limitation lapses and the conclusion of various examinations; however, these changes are not expected to have a significant impact on the results of operations, cash flows, or the financial position of the Company.
The Company recognizes interest and penalties related to unrecognized income tax benefits in Provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties related to uncertain tax positions totaled $0.2 and $0.1 at December 31, 2024, and 2023, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company recognized $0.1, $0.0 and $0.8, respectively, in interest and penalties expense, which was offset by a benefit from reversing previous accruals for interest and penalties of $0.0, $1.8 and $0.0, respectively.
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$29.9	$37.5	$39.6
Increase in reserve for tax positions taken in the current year	2.2	1.8	1.8
Increase in reserve for tax positions taken in a prior period	3.8	10.4	10.6
Decrease in reserve for tax positions taken in a prior period	(3.4)	(4.0)	—
Decrease in reserve as a result of settlements	(0.1)	(7.2)	(10.4)
Decrease in reserve as a result of lapses in the statute of limitations	(0.2)	(8.6)	(4.1)
Ending balance	$32.2	$29.9	$37.5
At December 31, 2024, 2023, and 2022, there are $32.2, $29.9 and $37.5, respectively, of tax benefits that, if recognized, would favorably impact the effective income tax rate.
The Company has substantially concluded all U.S. federal income tax matters for years through 2018 and is currently under Internal Revenue Service examination for tax years 2019 through 2022. Substantially all material state and local and foreign income tax matters have been concluded through 2017 and 2018, respectively. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

As a result of the Tax Cuts and Jobs Act (TCJA), the Company was effectively taxed on all of its previously unremitted foreign earnings. The TCJA also enacts a territorial tax system that allows, for the most part, tax-free repatriation of foreign earnings. The Company still considers the earnings of its foreign subsidiaries to be permanently reinvested, but, if repatriation were to occur, the Company would be required to accrue U.S. taxes, if any, and remit applicable withholding taxes as appropriate. The Company has unremitted earnings and profits of $828.7 and $607.6 that are permanently reinvested in its foreign subsidiaries at December 31, 2024, and 2023, respectively. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Pillar Two legislation arising from the Organisation for Economic Co-operation and Development’s base erosion and profit shifting initiative has been enacted or substantively enacted in certain jurisdictions in which the Company operates. The legislation was effective for the Company’s financial year beginning January 1, 2024. The Company is in scope of the enacted or substantively enacted legislation and has performed an assessment of the Company’s potential exposure to Pillar Two income taxes.
The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting, and financial statements for the constituent entities in the Company. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which the Company operates are above 15%. However, there are a limited number of jurisdictions where the transitional safe harbor relief does not apply, and the Pillar Two effective tax rate is close to 15%. Accordingly, the Company has provisioned for $2.7 of incremental income tax expense attributable to Pillar Two.
14.  STOCK COMPENSATION PLANS
Stock Incentive Plans
In 2016, the shareholders approved the Labcorp Holdings Inc. 2016 Omnibus Incentive Plan (the Plan). Under the Plan, at December 31, 2024, there are 9.0 shares authorized for issuance and 2.8 shares available for grant.
Stock Options
The following table summarizes grants of non-qualified options made by the Company to officers, key employees, and non-employee directors under all plans. Stock options are typically granted at an exercise price equal to or greater than the fair market price per share on the date of grant, vest ratably over a period of three years on the anniversaries of the grant date, and have a contractual exercise period of 10 years subject to their earlier expiration or termination.
Changes in options outstanding were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	0.6	$174.45
Granted	0.1	$223.94
Exercised	(0.1)	$182.68
Canceled	—	$230.58
Outstanding at December 31, 2024	0.6	$180.29	5.6	$32.1
Exercisable at December 31, 2024	0.5	$165.99	4.7	$31.2
Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements were as follows:

	Year Ended December 31,
	2024	2023	2022
Cash received by the Company	$6.5	$2.9	$7.1
Tax benefits realized	$1.6	$0.7	$1.8
Aggregate intrinsic value	$1.6	$0.7	$8.2

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

The following table shows the weighted-average grant-date fair values of options issued during the respective year and the weighted-average assumptions that the Company used to develop the fair value estimates:

	Year Ended December 31,
	2024	2023	2022
Fair value per option	$73.08	$72.27	$68.35
Weighted-average expected life (in years)	6.0	6.0	6.0
Risk free interest rate	4.1%	3.4%	2.0%
Expected volatility	30.0%	29.8%	28.6%
Expected dividend yield	1.3%	1.4%	0.9%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company estimates expected option terms through an analysis of actual, historical post-vesting exercise, cancellation and expiration behavior by employees and projected post-vesting activity of outstanding options. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2024, 2023 and 2022, expense related to the Company’s stock option plan totaled $5.2, $3.8, and $4.3, respectively, and is included in Selling, general and administrative expenses in the Consolidated Statements of Operations.
Restricted Stock, Restricted Stock Units and Performance Shares
The Company grants restricted stock, restricted stock units, and performance shares (non-vested shares) to officers and key employees and grants restricted stock and restricted stock units to non-employee directors. Restricted stock and units typically vest annually in equal one-third increments beginning on the first anniversary of the grant. A performance share grant in 2022 represents a three-year award opportunity for the period 2022-2024, and if earned, vests fully (to the extent earned) in the first quarter of 2025. A performance share grant in 2023 represents a three-year award opportunity for the period of 2023-2025 and, if earned, vests fully (to the extent earned) in the first quarter of 2026. A performance share grant in 2024 represents a three-year award opportunity for the period of 2024-2026 and, if earned, vests fully (to the extent earned) in the first quarter of 2027. Performance share awards are subject to certain earnings per share, revenue, and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned restricted stock and performance share compensation is amortized to expense, when probable, over the applicable vesting periods. For 2024, 2023, and 2022, total restricted stock, restricted stock unit, and performance share compensation expense was $96.6, $111.1, and $97.7, respectively.
The following table shows a summary of non-vested shares for the year ended December 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value
Beginning balance	1.0	$248.41
Granted	0.5	$224.23
Vested	(0.5)	$264.80
Canceled	(0.1)	$222.52
Ending balance	0.9	$226.44
Unrecognized Compensation Cost
At December 31, 2024, there was $100.6 of total unrecognized compensation cost related to non-vested stock options, restricted stock, restricted stock unit and performance share-based compensation arrangements granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years and will be included in Cost of revenues and Selling, general and administrative expenses in the Consolidated Statements of Operations.
Employee Stock Purchase Plan
Under the 2016 Employee Stock Purchase Plan, the Company is authorized to issue 1.8 shares of Common Stock. The plan permits substantially all U.S., Canada, and United Kingdom employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues Common Stock to participating employees semi-annually in January and July of each year, although due to the spin-off of Fortrea shares for the first offering period were issued in May of 2023.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Approximately 0.3, 0.3, and 0.2 shares were purchased by eligible employees in 2024, 2023, and 2022, respectively. For 2024, 2023, and 2022, expense related to the Company’s employee stock purchase plan was $14.9, $13.8, and $14.8, respectively.
The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	Year Ended December 31,
	2024	2023	2022
Fair value of the employee’s purchase right	$47.56	$49.19	$62.50
Valuation assumptions
Risk free interest rate	5.0%	5.0%	1.3%
Expected volatility	27.9%	30.0%	30.0%
Expected dividend yield	1.3%	1.4%	0.9%
15.  COMMITMENTS AND CONTINGENCIES
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
The Company is unable to estimate a range of reasonably probable loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company’s judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages, (ii) there is uncertainty as to the outcome of pending appeals or motions, (iii) there are significant factual issues to be resolved, and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the adverse outcomes are probable and reasonably estimable, and it does not believe they will have a material adverse effect on the Company’s financial statements.
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas health care providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney’s fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company’s Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the court entered a Judgment. Plaintiffs filed a Notice of Appeal with respect to the court’s order granting the Company’s Motion for Partial Summary Judgment, referenced above. On December 31, 2024, the Texas Court of Appeals issued a decision reversing the District Court’s order granting the Company’s Motion for Partial Summary Judgement. The Company will vigorously defend the lawsuit.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers’ Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney’s fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Florida Second District Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The court held oral arguments on December 9, 2020. On May 26, 2022, the Florida Supreme Court issued an opinion approving the result of the Florida Second District Court of Appeal in favor of the Plaintiff. On or about October 31, 2024, Labcorp and the Plaintiff (on behalf of the putative class) entered into a Settlement Agreement. That settlement is awaiting preliminary approval by the court.
On December 29, 2021, the Company was served with a putative class action lawsuit, Nathaniel J. Nolan, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Middle District of North Carolina. The complaint alleges that the Company’s patient acknowledgement of estimated financial responsibility form is misleading. The lawsuit seeks a declaratory judgment under the consumer protection laws of Nevada and Florida that the form is materially misleading and deceptive, an injunction barring the use of the form, damages on behalf of an alleged class, and attorney’s fees and expenses. On February 28, 2022, the Company filed a Motion to Dismiss all claims. On February 13, 2023, the court entered an order granting the Company’s Motion to Dismiss. On March 13, 2023, Plaintiffs filed a Notice of Appeal. On April 10, 2024, the U.S. Court of Appeals for the Fourth Circuit issued an order affirming in part, reversing in part, and remanding the case to the District Court for further proceedings. In October 2024, the claims were resolved pursuant to a settlement.
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

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that was provided free of charge for 24 months.
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other health care providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On January 22, 2020, the Company filed Motions to Dismiss all claims. On December 16, 2021, the court granted in part and denied in part the Company’s Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. On May 5, 2023, the court granted in part and denied in part the Company’s Motion to Dismiss. On November 1, 2024, Plaintiffs served their motion for class certification. The Company will vigorously defend the remaining claims in the multi-district litigation.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company’s touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney’s fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company’s Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. On September 13, 2024, the Company filed a petition for Writ of Certiorari with the United States Supreme Court. On January 24, 2025, the United States Supreme Court granted the Company’s Petition for Writ of Certiorari limited to the following question: Whether a federal court may certify a class action pursuant to Federal Rule of Civil Procedure 23(b)(3) when some members of the proposed class lack any Article III injury. The Company will vigorously defend the lawsuit.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit sought monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the sole asserted patent finding that the Company willfully infringed Ravgen’s patent, and awarded damages of $272.0. Plaintiff filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney’s fees and costs. On May 12, 2023,

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

the court issued an order granting Plaintiff’s motion in part and awarding enhanced damages of $100.0. On January 23, 2025, the court issued an order awarding Plaintiff post-verdict supplemental damages of $2.6, an ongoing royalty of one hundred dollars and 00/100 cents per test through the life of the patent at issue, pre- and post-judgment interest, and other relief. In January and February 2025, the trial court entered orders denying the Company’s post-trial motions. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and that decision was upheld on appeal before the United States Court of Appeals for the Federal Circuit in January 2025.
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
On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit seeks to recover civil penalties and recovery of attorney’s fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit seeks to recover civil penalties and recovery of attorney’s fees and costs. On February 24, 2022, the parties entered into a Memorandum of Understanding of the terms of a settlement of the Bermejo I and Bermejo II lawsuits. The court granted preliminary approval of the parties’ settlement agreement of the Bermejo I lawsuit on March 17, 2023, and of the Bermejo II lawsuit on November 29, 2023. The settlement funds for the Bermejo I and Bermejo II settlements have been transferred to a claims administrator for processing. Once the claims administration is completed, the parties will seek final settlement approval from the court.
On November 23, 2021, the Company was served with a single plaintiff Private Attorney General Act lawsuit, Poole v. Laboratory Corporation of America, filed in the Superior Court of California, County of Kern, alleging various violations of the California Labor Code, including that Plaintiff was not properly paid wages owed, not properly paid meal and rest break premiums, not reimbursed for certain business related expenses, and other allegations including the untimely payment of wages and receipt of inaccurate wage statements. The lawsuit sought monetary damages, civil penalties, and recovery of attorney’s fees and costs. The case was removed to the U.S. District Court for the Eastern District of California. The parties entered into a settlement agreement in January 2025 and will seek dismissal of the action.
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company’s website uses Google Analytics and other online tracking technologies. On October 11, 2023, the Company filed a Motion to Dismiss the Amended Complaint. On September 27, 2024, the Court denied the Motion to Dismiss the Amended Complaint. The Company will vigorously defend the lawsuit.
On August 14, 2020, the Company was served with a Subpoena Duces Tecum issued by the State of Colorado Office of the Attorney General requiring the production of documents related to urine drug testing in all states. The Company has responded to this request.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
In April 2023, the Company received Civil Investigative Demands issued by the DOJ in Washington, D.C. requiring the production of information related to the Medicare billing rule regarding reimbursement for laboratory testing performed for hospital patients. The Company cooperated with the DOJ and entered into an agreement dated September 26, 2024, to resolve the matter.
On February 13, 2024, a putative class action lawsuit, Michael Wiggins and Teri Stevens v. Laboratory Corporation of America Holdings, was filed in the U.S. District Court for the Eastern District of Pennsylvania, alleging that the Company’s website includes a computer code created by Google that sent information to Google related to Plaintiffs and their online activities. Plaintiffs assert statutory and common law claims against the Company and seek to represent a class of all persons whose protected health information was allegedly shared with Google from the Company’s website before March 8, 2023. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On April 12, 2024, the Company filed a Motion to Compel Arbitration and Stay Proceedings. On October 11, 2024, the court granted the Motion to Compel Arbitration and Stay Proceedings. In December 2024, the claims were resolved pursuant to a settlement.
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
16.  PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various U.S. defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. Total expense relating to the 401K Plans for the years ended December 31, 2024, 2023, and 2022 was $153.5, $167.6, and $128.2, respectively.
Defined Benefit Pension Plans
The Company sponsors both funded and unfunded defined benefit pension plans which provide benefits based on various criteria such as years of service and salary. The Company maintained two plans in the United States, two plans in the United Kingdom and one in Germany.
The two plans in the United States (U.S. Plans) were closed to new entrants and the accrual of service credits at the end of 2009. The United Kingdom (UK) pension plan was closed to new entrants and the accrual of service credits for one plan as of December 31, 2002, and the accrual of service credits for the other plan as of December 31, 2019. The German plan was closed to new entrants on December 31, 2009, but participants continue to accrue service credits. The UK and German plans are aggregated for disclosure as the Non-U.S. Plans.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	U. S. Plans			Non-U.S. Plans
	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Service cost for benefits earned	$3.7	$3.9	$2.8	$1.5	$1.4	$2.4
Interest cost on benefit obligation	11.1	12.3	9.1	14.7	15.2	9.1
Expected return on plan assets	(11.0)	(11.6)	(12.9)	(16.0)	(16.7)	(15.8)
Net amortization and deferral	3.3	4.5	4.6	0.5	0.1	0.8
Settlements	—	10.9	4.1	—	—	(1.1)
Defined-benefit plan costs	$7.1	$20.0	$7.7	$0.7	$—	$(4.6)
Service costs are the only component of net periodic benefit costs recorded within Operating income in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2023, the Company recognized a partial plan settlement charge of $10.9 as a component of Other, net in the Company’s Consolidated Statements of Operations.
The amounts recognized in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets are as follows:

	U. S. Plans		Non-U.S. Plans
	December 31,
	2024	2023	2024	2023
Net actuarial loss in accumulated other comprehensive earnings	$30.7	$47.2	$12.8	$19.1
Change in Projected Benefit Obligation
The change in the projected benefit obligation is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2024	2023	2024	2023
Beginning balance	$231.9	$259.5	$345.7	$319.9
Service cost	3.7	3.9	1.5	1.4
Interest cost	11.1	12.3	14.7	15.2
Actuarial (gain) loss	(10.6)	11.7	(43.1)	7.0
Benefits and administrative expenses paid	(22.7)	(55.5)	(14.4)	(14.2)
Foreign currency exchange rate changes	—	—	(6.4)	16.4
Ending balance	$213.4	$231.9	$298.0	$345.7
The accumulated benefit obligation at December 31, 2024, and 2023 was $213.4 and $231.9, respectively for the U.S. Plans and $298.0 and $345.7, respectively for the Non-U.S. Plans.
Change in Fair Value of Plan Assets
The change in plan assets is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2024	2023	2024	2023
Beginning balance	$195.3	$226.8	$335.9	$301.2
Company contributions	10.2	—	7.6	14.1
Actual return on plan assets	13.7	21.6	(20.9)	18.0
Benefits and administrative expenses paid	(20.2)	(53.1)	(13.7)	(13.7)
Foreign currency exchange rate changes	—	—	(5.2)	16.3
Ending balance	$199.0	$195.3	$303.7	$335.9

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Change in Funded Status and Reconciliation of Amounts Recorded in the Consolidated Balance Sheets
The change in the funded status of the plan and a reconciliation of such funded status to the amounts reported in the Company’s Consolidated Balance Sheets is as follows:

	U.S. Plans		Non-U.S. Plans
	December 31,
	2024	2023	2024	2023
Funded status — (deficit) surplus	$(14.4)	$(36.6)	$5.7	$(9.8)

Recorded as:
Other assets	$18.9	$—	$33.9	$21.5
Accrued expenses and other	$2.6	$2.5	$0.7	$0.7
Other liabilities	$30.7	$34.1	$27.5	$30.6
Assumptions
Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans			Non-U.S. Plans
	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Discount rate	5.1%	5.5%	2.8%	3.7%	4.0%	2.1%
Salary increases	N/A	N/A	N/A	2.0%	2.0%	2.0%
Expected long term rate of return	6.0%	6.0%	4.5%	4.1%	5.3%	3.6%
Cash balance interest credit rate	4.0%	4.0%	4.0%	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2024 retirement plan expense of $0.2 for the U.S. Plans. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2024 retirement plan expense of $0.6 for the Non-U.S. Plans.
Weighted-average assumptions used to determine net periodic benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2024	2023	2024	2023
Discount rate	5.6%	5.1%	5.2%	4.3%
Salary increases	N/A	N/A	2.0%	2.0%
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
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2024 pension expense of $1.8 for the U.S. Plans. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2024 pension expense of $3.4 for the Non-U.S. Plans.
The salary increase assumptions are used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets and amortized into earnings in subsequent periods.
The Company evaluates other assumptions periodically, such as retirement age, mortality and turnover, and updates them as necessary to reflect the Company’s actual experience and expectations for the future. Differences between actual results and assumptions utilized are recorded in Accumulated other comprehensive income each period. These differences are amortized

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.
Plan Assets
The fair values of the assets by asset category are as follows:

	December 31, 2024
Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$4.9	$—	$4.9
U.S. equity index funds		—	25.9	25.9
International equity index funds		—	10.6	10.6
Real estate		—	3.8	3.8
General bond index funds		—	153.8	153.8
Total fair value		$4.9	$194.1	$199.0

Non-U.S. Plans
Cash and cash equivalents	Level 1	$4.1	$—	$4.1
Annuities	Level 3	45.8	—	45.8
Pooled investment funds		—	253.8	253.8
Total fair value		$49.9	$253.8	$303.7

	December 31, 2023
Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans
Cash and cash equivalents	Level 1	$3.3	$—	$3.3
U.S. equity index funds		—	27.3	27.3
International equity index funds		—	11.4	11.4
Real estate index fund		—	4.0	4.0
General bond index funds		—	149.3	149.3
Total fair value		$3.3	$192.0	$195.3

Non-U.S. Plans
Cash and cash equivalents	Level 1	$46.2	$—	$46.2
Annuities	Level 3	52.8	—	52.8
Pooled investment funds		—	236.9	236.9
Total fair value		$99.0	$236.9	$335.9
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

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at January 1, 2023	$50.1
Actual return on plan assets	2.7
Balance at December 31, 2023	52.8
Actual return on plan assets	(7.0)
Balance at December 31, 2024	$45.8
Investment Policies
Plan fiduciaries of various plans set investment policies and strategies, based on consultation with professional advisors, and oversee investment allocation, which includes selecting investment managers and setting long-term strategic targets. The

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
The allocation of the plan assets by asset category is as follows:

	December 31, 2024
	U.S. Plans	Non-U.S. Plans
Equity securities	18.3%	11.3%
Debt securities	77.3%	68.7%
Annuities	—%	15.1%
Real estate	1.9%	3.6%
Other	2.5%	1.3%
The target allocation of the plan assets by asset category is as follows:

	December 31, 2024
	U.S. Plans			Non-U.S. Plans
Equity securities	13.0%	to	25.5%	10.0%	to	20.0%
Debt securities	67.0%	to	87.0%	60.0%	to	70.0%
Annuities	—%	to	—%	10.0%	to	20.0%
Real estate	0.5%	to	4.3%	—%	to	5.0%
Other	—%	to	5.0%	—%	to	5.0%
Pension Funding and Cash Flows
The Company expects to make approximately $18.6 in required contributions to its defined benefit pension plans during 2025. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2025, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
At December 31, 2024, the estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

	December 31, 2024
	U.S. Plans	Non-U.S. Plans
2025	$21.9	$15.9
2026	$21.6	$17.1
2027	$21.1	$17.4
2028	$20.8	$17.9
2029	$20.0	$18.6
Years 2030 to 2034	$88.2	$97.0
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

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Interest cost on benefit obligation	$0.2	$0.2	$0.1
Net amortization and deferral	(0.2)	—	0.2
Post-retirement medical plan costs	$—	$0.2	$0.3
For the year ended December 31, 2024, and 2023, amounts included in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets consist of unamortized net income of $0.8 and $0.8, respectively.
A summary of the changes in the accumulated post-retirement benefit obligation follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$3.6	$3.9
Interest cost on benefit obligation	0.2	0.2
Actuarial loss	(0.2)	(0.2)
Benefits paid	(0.4)	(0.3)
Ending balance	$3.2	$3.6

Recorded as:
Accrued expenses and other	$0.5	$0.6
Other liabilities	2.7	3.0
	$3.2	$3.6
The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 5.6% and 5.1% at December 31, 2024, and 2023, respectively. The healthcare cost trend rate was removed due to the expectation of future funding to be at the same level as the previous year’s funding.
The following assumed benefit payments under the Company’s post-retirement benefit plan, which reflect expected future service, as appropriate, and which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

December 31, 2024
2025	$0.5
2026	$0.4
2027	$0.3
2028	$0.3
2029	$0.3
Years 2030 to 2034	$0.9
Deferred Compensation Plan
The Company has Deferred Compensation Plans (DCP) under which certain of its executives may elect to defer up to 100.0% of their annual cash incentive pay and/or up to 50.0% of their annual base salary and/or eligible commissions subject to annual limits established by the U.S. government. The DCP provides executives a tax efficient strategy for retirement savings and capital accumulation without significant cost to the Company. The Company makes no contributions to the DCP. Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant, which is used for measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. The amounts accrued under these plans were $132.5 and $107.4 at December 31, 2024, and 2023, respectively. Deferred amounts are the Company’s general unsecured obligations and are subject to claims by the Company’s creditors. The Company’s general assets may be used to fund obligations and pay DCP benefits.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

17.   FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements at
			December 31, 2024
	Consolidated Balance Sheets Classification	Fair Value at December 31, 2024	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.3	$—	$14.3	$—
Cross currency swaps	Accrued expenses and other/Other liabilities	$142.7	$—	$142.7	$—
Interest rate swaps	Other liabilities	$76.8	$—	$76.8	$—
Cash surrender value of life insurance policies	Other assets, net	$102.1	$—	$102.1	$—
Deferred compensation asset	Other assets, net	$35.7	$—	$35.7	$—
Deferred compensation liability	Other liabilities	$132.5	$—	$132.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$10.8	$—	$—	$10.8

			Fair Value Measurements at
			December 31, 2023
	Consolidated Balance Sheets Classification	Fair Value at December 31, 2023	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$15.5	$—	$15.5	$—
Cross currency swaps	Accrued expenses and other/Other liabilities	$109.0	$—	$109.0	$—
Interest rate swaps	Other liabilities	$69.6	$—	$69.6	$—
Cash surrender value of life insurance policies	Other assets, net	$95.4	$—	$95.4	$—
Deferred compensation asset	Other assets, net	$21.1	$—	$21.1	$—
Deferred compensation liability	Other liabilities	$107.4	$—	$107.4	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$66.1	$—	$—	$66.1

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at January 1, 2023	$77.4
Cash payments and adjustments	(11.3)
Balance at December 31, 2023	66.1
Cash payments and adjustments	(55.3)
Balance at December 31, 2024	$10.8
The Company has a noncontrolling interest put related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s Consolidated Balance Sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value. During the year ended December 31, 2024, the carrying value of the noncontrolling interest put increased by $0.5 for foreign currency translation.
The fair values of derivative financial instruments have been determined based on market value equivalents at the balance sheet date, taking into account the current interest rate environment and therefore were classified as Level 2 measurements in the fair value hierarchy.
The Company offers certain employees the opportunity to participate in a DCP. A participant’s deferrals are allocated by the participant to one or more of multiple measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant’s investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participants’ allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $5,762.6 and $4,850.4 at December 31, 2024, and 2023, respectively. The Company’s senior notes are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing.
18.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Swap
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based on three-month Secured Overnight Financing Rate (SOFR), which changed from London Interbank Offered Rate (LIBOR) to SOFR during 2023, plus 1.0706%. These agreements were designated as hedges against changes in the fair value of a portion of the Company’s long-term debt.
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
During the third quarter of 2024, the Company entered into five new USD to Swiss Franc cross currency swaps, with an aggregate notional value of $600.0, of which, $300.0 matures in 2029 and $300.0 matures in 2034.
The table below presents the fair value of derivatives and the balance sheet classification of those instruments:

		December 31, 2024			December 31, 2023
		Fair Value of Derivative			Fair Value of Derivative
	Consolidated Balance Sheets Caption	Asset	Liability	U.S. Dollar Notional	Asset	Liability	U.S. Dollar Notional
Interest rate swap	Other liabilities	$—	$76.8	$500.0	$—	$69.6	$500.0
Cross currency swaps	Accrued expenses and other/Other liabilities	$—	$142.7	$1,200.0	$—	$109.0	$600.0
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value hedging relationships:

	Amounts included in other comprehensive income			Amounts reclassified to the Consolidated Statement of Operations
	Year Ended December 31,			Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Cross currency swaps	$(33.7)	$(63.3)	$(12.9)	$—	$—	$0.9

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

19.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2024	2023	2022
Supplemental schedule of cash flow information:
Cash paid during period for:
Interest	$209.2	$221.5	$196.7
Income taxes, net of refunds	$215.4	$206.8	$474.9
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(22.5)	$13.2	$(5.6)
20.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the years ended December 31, 2024, 2023, and 2022. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
The Company’s segment performance measure excludes the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, COVID-19 costs, and other special items. This aligns with how the CODM now evaluates segment performance and allocates resources. Other operating expenses are comprised primarily of rent, maintenance, consulting sendouts, utilities, travel and entertainment, and other segment expenses, including shipping costs for Dx. Segment asset information is not presented because it is not used by the CODM.

	Year Ended December 31, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$10,144.3	$2,922.6	$(58.0)	$13,008.9

Operating Earnings:
Labor	4,438.7	1,165.3
Supplies	2,209.6	441.9
Shipping costs		365.8
Depreciation	259.0	122.6
Other operating expenses	1,630.7	368.1
Segment operating income	$1,606.3	$458.9		$2,065.2
General corporate and unallocated expenses				(670.8)
Amortization of intangibles and other assets				(256.4)
Restructuring and other charges				(46.0)
Goodwill and other asset impairments				(5.3)
Total Operating income				1,086.7
Other income (expense):
Interest expense				(208.3)
Investment income				22.3
Equity method loss, net				(1.4)
Other, net				60.2
Earnings from continuing operations before income taxes				$959.5

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

	Year Ended December 31, 2023
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$9,415.1	$2,774.2	$(27.7)	$12,161.6

Operating Earnings:
Labor	4,095.7	1,094.0
Supplies	2,066.0	452.2
Shipping costs		333.0
Depreciation	236.1	112.5
Other operating expenses	1,426.0	386.2
Segment operating income	$1,591.3	$396.3		$1,987.6
General corporate and unallocated expenses				(644.1)
Amortization of intangibles and other assets				(219.8)
Restructuring and other charges				(49.1)
Goodwill and other asset impairments				(349.0)
Total Operating income				725.6
Other income (expense):
Interest expense				(199.6)
Investment income				28.8
Equity method loss, net				(1.4)
Other, net				15.5
Earnings from continuing operations before income taxes				$568.9

	Year Ended December 31, 2022
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$9,203.5	$2,697.3	$(36.9)	$11,863.9

Operating Earnings:
Labor	3,659.6	1,069.6
Supplies	1,914.7	460.6
Shipping costs		311.3
Depreciation	227.1	112.8
Other operating expenses	1,376.6	353.9
Segment operating income	$2,025.5	$389.1		$2,414.6
General corporate and unallocated expenses				(468.8)
Amortization of intangibles and other assets				(193.6)
Restructuring and other charges				(54.0)
Goodwill and other asset impairments				(261.7)
Total Operating income				1,436.5
Other income (expense):
Interest expense				(179.8)
Investment income				7.5
Equity method income, net				5.4
Other, net				(32.2)
Earnings from continuing operations before income taxes				$1,237.4

Index
LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and shares in millions, except per share data)

Depreciation:

	Year Ended December 31,
	2024	2023	2022
Dx	$259.0	$236.1	$227.1
BLS	122.6	112.5	112.8
General corporate	5.5	8.9	3.7
Total depreciation	$387.1	$357.5	$343.6
Geographic distribution of Property, plant and equipment, net:

	Year Ended December 31,
	2024	2023
North America	$2,576.1	$2,418.2
Europe	355.5	394.7
Other	113.8	98.9
Total Property, plant and equipment, net	$3,045.4	$2,911.8