Form 10-Q
period 2025-03-31
LABCORP HOLDINGS INC.
filed 2025-04-29
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or
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
Securities registered pursuant to Section 12(b) of the Act.

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2025, there were 83.7 million shares of the registrant’s common stock, $0.10 par value, outstanding.

Part I. Financial Information

Part II. Other Information

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$369.4	$1,518.7
Accounts receivable, net	2,123.2	1,944.1
Unbilled services	151.3	152.9
Supplies inventory	488.3	493.2
Prepaid expenses and other	657.5	697.6
Total current assets	3,789.7	4,806.5
Property, plant, and equipment, net	3,090.8	3,045.4
Goodwill, net	6,421.1	6,369.7
Intangible assets, net	3,487.2	3,488.9
Joint venture partnerships and equity method investments	168.0	16.3
Other assets, net	647.0	652.2
Total assets	$17,603.8	$18,379.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717.9	$875.8
Accrued expenses and other	770.4	871.2
Unearned revenue	388.3	392.2
Short-term operating lease liabilities	182.8	184.6
Short-term finance lease liabilities	4.8	6.1
Short-term borrowings and current portion of long-term debt	0.4	1,000.3
Total current liabilities	2,064.6	3,330.2
Long-term debt	5,568.7	5,331.2
Operating lease liabilities	696.4	676.3
Financing lease liabilities	66.5	74.3
Deferred income taxes and other tax liabilities	388.0	383.1
Other liabilities	497.9	517.4
Total liabilities	9,282.1	10,312.5
Commitments and contingent liabilities
Noncontrolling interest	14.3	14.3
Shareholders’ equity:
Common stock 83.8 and 83.4 shares outstanding at March 31, 2025, and December 31, 2024, respectively	7.6	7.6
Additional paid-in capital	35.8	2.8
Retained earnings	8,455.6	8,303.4
Accumulated other comprehensive loss	(191.6)	(261.6)
Total shareholders’ equity	8,307.4	8,052.2
Total liabilities and shareholders’ equity	$17,603.8	$18,379.0

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$3,345.1	$3,176.6
Cost of revenues	2,397.1	2,279.3
Gross profit	948.0	897.3
Selling, general, and administrative expenses	546.0	508.4
Amortization of intangibles and other assets	69.6	60.1
Goodwill and other asset impairments	—	2.5
Restructuring and other charges	6.4	5.0
Operating income	326.0	321.3
Other (expense) income:
Interest expense	(56.0)	(46.9)
Investment income	6.5	2.9
Equity method (loss) income, net	(0.3)	0.1
Other, net	(1.0)	20.0
Earnings from operations before income taxes	275.2	297.4
Provision for income taxes	62.2	69.1
Net earnings	213.0	228.3
Less: Net earnings attributable to the noncontrolling interest	(0.2)	(0.3)
Net earnings attributable to Labcorp Holdings Inc.	$212.8	$228.0

Earnings per share:
Basic earnings per share	$2.54	$2.71
Diluted earnings per share	$2.52	$2.69

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net earnings	$213.0	$228.3
Foreign currency translation adjustments	69.7	(124.3)
Net benefit plan adjustments	0.4	(2.4)
Other comprehensive earnings (loss) before tax	70.1	(126.7)
Provision for income tax related to items of comprehensive earnings	(0.1)	0.6
Other comprehensive earnings (loss), net of tax	70.0	(126.1)
Comprehensive earnings	283.0	102.2
Less: Net earnings attributable to the noncontrolling interest	(0.2)	(0.3)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$282.8	$101.9

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	228.0	—	228.0
Other comprehensive loss, net of tax	—	—	—	(126.1)	(126.1)
Dividends declared	—	—	(60.9)	—	(60.9)
Issuance of common stock under employee stock plans	—	26.7	—	—	26.7
Net share settlement tax payments from issuance of stock to employees	—	(14.7)	—	—	(14.7)
Stock compensation	—	31.6	—	—	31.6
BALANCE AT MARCH 31, 2024	$7.7	$82.0	$8,055.3	$(185.4)	$7,959.6

BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.8	—	212.8
Other comprehensive earnings, net of tax	—	—	—	70.0	70.0
Dividends declared	—	—	(60.6)	—	(60.6)
Issuance of common stock under employee stock plans	—	25.7	—	—	25.7
Net share settlement tax payments from issuance of stock to employees	—	(25.5)	—	—	(25.5)
Stock compensation	—	32.8	—	—	32.8
BALANCE AT MARCH 31, 2025	$7.6	$35.8	$8,455.6	$(191.6)	$8,307.4

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$213.0	$228.3
Adjustments to reconcile net earnings to net cash provided by (used for) operating activities:
Depreciation and amortization	166.8	154.5
Stock compensation	32.8	31.6
Operating lease right-of-use asset expense	48.6	44.1
Goodwill and other asset impairments	—	2.5
Deferred income taxes	(6.1)	(19.5)
Other, net	8.1	(3.0)
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(170.8)	(187.1)
Decrease in unbilled services	3.9	63.9
Decrease (increase) in supplies inventory	8.4	(0.6)
Decrease (increase) in prepaid expenses and other	45.0	(24.9)
Decrease in accounts payable	(147.6)	(121.1)
Decrease in unearned revenue	(8.9)	(41.6)
Decrease in accrued expenses and other	(174.7)	(156.9)
Net cash provided by (used for) operating activities	18.5	(29.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(126.0)	(133.8)
Proceeds from sale of assets	0.5	0.1
Proceeds from sale of business	—	13.5
Investments in equity affiliates	(157.0)	(13.7)
Acquisition of businesses, net of cash acquired	(53.5)	(259.2)
Net cash used for investing activities	(336.0)	(393.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior notes	(1,000.0)	—
Proceeds from revolving credit facilities	64.8	253.2
Payments on revolving credit facilities	(64.8)	(210.8)
Proceeds from accounts receivable securitization	225.0	—
Net share settlement tax payments from issuance of stock to employees	(25.5)	(14.7)
Net proceeds from issuance of stock to employees	25.7	26.7
Dividends paid	(61.6)	(62.1)
Other	(3.3)	(4.0)
Net cash used for financing activities	(839.7)	(11.7)
Effect of exchange rate changes on Cash and cash equivalents	7.9	(2.9)
Net decrease in cash and cash equivalents	(1,149.3)	(437.5)
Cash and cash equivalents at beginning of period	1,518.7	536.8
Cash and cash equivalents at end of period	$369.4	$99.3

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

1.    BASIS OF FINANCIAL STATEMENT PRESENTATION
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
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS). During each of the three months ended March 31, 2025 and 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
The accompanying Condensed Consolidated Financial Statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP).
These unaudited Condensed Consolidated Financial Statements and notes are presented in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and GAAP for interim reporting. As such, certain notes or other information that are normally required by the SEC or GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited Consolidated Financial Statements contained within its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (Annual Report). Accordingly, these Condensed Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report.
These Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for at fair value, or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. All significant intercompany transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in these Condensed Consolidated Financial Statements.
The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in Accumulated other comprehensive income within the Condensed Consolidated Balance Sheets.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
2.    REVENUES
The Company’s revenues by segment and by payers/customer groups were as follows:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	25%	—%	—%	25%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	35%	—%	—%	35%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the United States (U.S.) were $2,813.8 (84.1%) and $2,654.6 (83.6%) for the three months ended March 31, 2025, and 2024, respectively.
Accounts Receivable, Unbilled Services, and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	March 31, 2025	December 31, 2024
Dx accounts receivable	$1,403.2	$1,259.3
BLS accounts receivable	758.6	729.5
Less BLS allowance for credit losses	(38.6)	(44.7)
Accounts receivable, net	$2,123.2	$1,944.1

Gross unbilled services	$158.8	$160.5
Less reserve for unbilled services	(7.5)	(7.6)
Unbilled services	$151.3	$152.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $68.9 and $51.0 for the three months ended March 31, 2025, and 2024, respectively.
Allowance for Credit Losses
BLS estimates future expected credit losses on accounts receivable and unbilled services over the remaining collection period of the instrument. The rollforward for the allowance for credit losses is as follows:

	Accounts Receivable	Unbilled Services	Total
Allowance for credit losses at December 31, 2024	$44.7	$7.6	$52.3
Write offs	(6.8)	(0.2)	(7.0)
Foreign currency impact	0.7	0.1	0.8
Allowance for credit losses at March 31, 2025	$38.6	$7.5	$46.1

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
3.    BUSINESS ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the three months ended March 31, 2025, the Company acquired several businesses and related assets for cash of $53.5. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $41.1 in identifiable intangible assets. The amortization periods for the customer relationships and non-compete agreements were 15.0 years and 5.0 years, respectively. A residual amount of tax deductible goodwill, net of measurement period adjustments relating to prior acquisitions of $29.0 was recorded as of March 31, 2025.
The purchase price allocations for these acquisitions were preliminary at March 31, 2025. The valuation of acquired assets and assumed liabilities include the following:

	Business Acquisitions Closed During the Three Months Ended March 31, 2025	Measurement Period Adjustments During the Three Months Ended March 31, 2025	Amounts Acquired During the Three Months Ended March 31, 2025
Goodwill	$36.4	$(7.4)	$29.0
Intangible assets	41.1	7.4	48.5
Total assets acquired	77.5	—	77.5
Accrued expenses and other	24.0	—	24.0
Total liabilities acquired	24.0	—	24.0
Net assets acquired	53.5	—	53.5
Cash paid for acquisitions	$53.5	$—	$53.5
On September 17, 2024, the Company announced that it entered into an agreement with Cinven, Inc. to acquire a 15% minority interest in SYNLAB, a leader in medical diagnostic services and specialty testing in Europe, for approximately $151.6 (€140.4). The transaction closed in March 2025 and is accounted for as an equity method investment within the Company’s Condensed Consolidated Financial Statements.
On March 11, 2025, the Company announced that it entered into an agreement with OPKO Health, Inc. to acquire select assets of the laboratory business of BioReference Health, focused on oncology and oncology-related clinical testing services across the U.S. The purchase price for the transaction is up to $225.0, including $192.5 payable at closing and up to $32.5 of additional consideration contingent on performance. The transaction is anticipated to close in the second half of 2025, subject to customary closing conditions for a transaction of this type, including applicable regulatory approvals.
Dispositions
During the three months ended March 31, 2024, the Company sold the assets of Beacon Laboratory Benefit Solutions, Inc. for $13.5 and recorded a gain of $4.9 included in Other, net in the Condensed Consolidated Statements of Operations.
4.    EARNINGS PER SHARE
Basic earnings per share (Basic EPS) is computed by dividing Net earnings attributable to Labcorp Holdings Inc. by the weighted-average number of common shares outstanding. Diluted earnings per common share (Diluted EPS) is computed by dividing Net earnings attributable to Labcorp Holdings Inc., and if applicable, including the impact of dilutive adjustments by the weighted-average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock units, and performance share awards.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Three Months Ended March 31,
	2025			2024
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$212.8		$212.8	$228.0		$228.0
Weighted-average common shares outstanding	83.6	0.7	84.3	84.1	0.6	84.7
Per common share amount	$2.54		$2.52	$2.71		$2.69
The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Employee stock options and awards	0.3	0.3
5.    GOODWILL AND INTANGIBLE ASSETS
The changes in the carrying amount of goodwill, net of impairment, were as follows:

	Dx	BLS	Total
Balance as of December 31, 2024	$5,102.5	$1,267.2	$6,369.7
Goodwill acquired during the period	36.4	—	36.4
Foreign currency impact and other adjustments to Goodwill	(7.3)	22.3	15.0
Balance as of March 31, 2025	$5,131.6	$1,289.5	$6,421.1
During the three months ended March 31, 2025, the Company did not record a goodwill or intangible asset impairment charge.
The cumulative goodwill impairment for the Company through March 31, 2025, and December 31, 2024 was $648.5 and represents all of the goodwill of the Company’s Early Development Research Laboratories reporting unit within the BLS segment.
The components of identifiable intangible assets were as follows:

				March 31, 2025			December 31, 2024
	Range of Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,184.1	$(1,601.8)	$2,582.3	$4,114.7	$(1,540.7)	$2,574.0
Patents, licenses, and technology	3	-	15	541.8	(307.7)	234.1	541.0	(298.3)	242.7
Non-compete agreements	3	-	5	187.4	(90.8)	96.6	180.2	(83.9)	96.3
Other	1	-	15	40.1	(23.4)	16.7	39.9	(21.5)	18.4
				$4,953.4	$(2,023.7)	$2,929.7	$4,875.8	$(1,944.4)	$2,931.4
Indefinite-lived intangible assets:
Canadian and other licenses				$557.5	N/A	$557.5	$557.5	N/A	$557.5
Total intangible assets				$5,510.9	$(2,023.7)	$3,487.2	$5,433.3	$(1,944.4)	$3,488.9
Amortization of intangible assets for the three months ended March 31, 2025, and 2024, was $69.6 and $60.1, respectively. The amortization expense of intangible assets is estimated to be $208.4 for the remainder of 2025, $266.4 in 2026, $253.5 in 2027, $245.8 in 2028, $232.1 in 2029, and $1,723.5 thereafter.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
6.    DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
3.60% senior notes due 2025	$—	$1,000.0
Debt issuance costs	—	(0.1)
Current portion of note payable	0.4	0.4
Total Short-term borrowings and current portion of long-term debt	$0.4	$1,000.3
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
1.55% senior notes due 2026	$500.0	$500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	435.0	423.2
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(41.5)	(42.3)
AR facility	525.0	300.0
Note payable	0.2	0.3
Total Long-term debt	$5,568.7	$5,331.2
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on January 13, 2023. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to the agreement of one or more new or existing lenders to provide such additional amounts and certain other customary conditions. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. The Company is required to pay a facility fee on the aggregate commitments under the revolving credit facility, at a per annum rate ranging from 0.10% to 0.225%, depending on the Company’s debt ratings. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company’s current revolving credit facility and $102.8 in outstanding letters of credit on the Company’s subfacility as of March 31, 2025. At March 31, 2025, the effective interest rate on the revolving credit facility was 5.44%. The revolving credit facility expires on April 30, 2026.
Under the Company’s revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at March 31, 2025, and expects that it will remain in compliance with its existing debt covenants for the next 12 months.
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
The SPV is a variable interest entity for which the Company is the primary beneficiary. The SPV’s sole business consists of the continuous purchase of receivables from the Company which is used as collateral for the loan with PNC. Although the SPV is included in the Company’s Condensed Consolidated Financial Statements, it is a separate legal entity with separate creditors.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
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
During the three months ended March 31, 2025, the Company received loan proceeds of $225.0 under the AR Facility, which is included in cash from financing activities in the Condensed Consolidated Statement of Cash Flows.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of common stock, par value $0.10 per share (Common Stock). The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at March 31, 2025, and December 31, 2024.
The changes in the Company’s shares of Common Stock outstanding are summarized below:

Three Months Ended March 31, 2025
Beginning balance	83.4
Shares issued under employee stock plans	0.4
Ending balance	83.8
Share Repurchase Program
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to Additional paid-in-capital within the Condensed Consolidated Balance Sheets unless subject to limitation or the balance in Additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in Retained earnings within the Company’s Condensed Consolidated Balance Sheets.
During each of the three months ended March 31, 2025 and 2024 the Company did not repurchase any shares of its Common Stock. At March 31, 2025, the Company had outstanding authorization from its board of directors (Board) to purchase up to $1,280.4 maximum value of the Company’s Common Stock.
Dividends
During the three months ended March 31, 2025, and 2024, a cash dividend of $0.72 per share of Common Stock was declared and paid.
On April 10, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $61.2 in the aggregate. The dividend will be paid on June 11, 2025, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on May 29, 2025. The declaration and payment of any future dividends will be at the discretion of the Board.
Accumulated Other Comprehensive Earnings
The components of Accumulated other comprehensive earnings are as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	69.7	0.4	70.1
Tax effect of adjustments	—	(0.1)	(0.1)
Balance at March 31, 2025	$(195.0)	$3.4	$(191.6)
8.    COMMITMENTS AND CONTINGENCIES
The Company (and/or its subsidiaries and affiliates) is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction-related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
investigative demands, from governmental agencies, Medicare or Medicaid payers, and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
Many of the current claims and legal actions against the Company are in preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 450 “Contingencies,” the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and reasonably estimable. When loss contingencies are not both probable and reasonably estimable, the Company does not establish separate reserves.
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
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas healthcare providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney’s fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company’s Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the court entered a Judgment. Plaintiffs filed a Notice of Appeal with respect to the court’s order granting the Company’s Motion for Partial Summary Judgment, referenced above. On December 31, 2024, the Texas Court of Appeals issued a decision reversing the District Court’s order granting the Company’s Motion for Partial Summary Judgement. On February 28, 2025, the Company filed in the Texas Supreme Court a Petition for Review with respect to the Texas Court of Appeals decision. The Company will vigorously defend the lawsuit.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
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
On April 1, 2019, Covance Research Products was served with a Grand Jury Subpoena issued by the Department of Justice (DOJ) in Miami, Florida requiring the production of documents related to the importation into the United States of live non-human primate shipments originating from or transiting through China, Cambodia, and/or Vietnam from April 1, 2014 through March 28, 2019. The Company responded to the DOJ.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other healthcare providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On January 22, 2020, the Company filed Motions to Dismiss all claims. On December 16, 2021, the court granted in part and denied in part the Company’s Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. On May 5, 2023, the court granted in part and denied in part the Company’s Motion to Dismiss. On November 1, 2024, Plaintiffs served their motion for class certification. The Company will vigorously defend the remaining claims in the multi-district litigation.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company’s touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney’s fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company’s Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. On September 13, 2024, the Company filed a Petition for Writ of Certiorari with the United States Supreme Court, which was granted on January 24, 2025.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit sought monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the sole asserted patent finding that the Company willfully infringed Ravgen’s patent, and awarded damages of $272.0. Plaintiff filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney’s fees and costs. On May 12, 2023, the court issued an order granting Plaintiff’s motion in part and awarding enhanced damages of $100.0. On January 23, 2025, the court issued an order awarding Plaintiff post-verdict supplemental damages of $2.6, an ongoing royalty of one hundred dollars and 00/100 cents per test through the life of the patent at issue, pre- and post-judgment interest, and other relief. In January and February 2025, the trial court entered orders denying the Company’s post-trial motions. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process. On June 4, 2021, the Company also instituted proceedings before the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office challenging the validity of the Ravgen patent at issue in the trial. In November 2022, the Patent Trial and Appeal Board issued a decision upholding the validity of the Ravgen patent, and that decision was upheld on appeal before the United States Court of Appeals for the Federal Circuit in January 2025.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
9.    FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		March 31, 2025
		Fair Value at	Using Fair Value Hierarchy
		March 31, 2025	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.3	$—	$14.3	$—
Cross currency swaps	Other liabilities	$135.7	$—	$135.7	$—
Interest rate swaps	Other liabilities	$65.0	$—	$65.0	$—
Cash surrender value of life insurance policies	Other assets, net	$101.3	$—	$101.3	$—
Deferred compensation asset	Other assets, net	$40.6	$—	$40.6	$—
Deferred compensation liability	Other liabilities	$134.0	$—	$134.0	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$34.8	$—	$—	$34.8

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		December 31, 2024
		Fair Value at	Using Fair Value Hierarchy
		December 31, 2024	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.3	$—	$14.3	$—
Cross currency swaps	Other liabilities	$142.7	$—	$142.7	$—
Interest rate swaps	Other liabilities	$76.8	$—	$76.8	$—
Cash surrender value of life insurance policies	Other assets, net	$102.1	$—	$102.1	$—
Deferred compensation asset	Other assets, net	$35.7	$—	$35.7	$—
Deferred compensation liability	Other liabilities	$132.5	$—	$132.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$10.8	$—	$—	$10.8

Fair Value Measurement of Level 3 Liabilities:	Contingent Consideration
Balance at December 31, 2024	$10.8
Additions	24.0
Balance at March 31, 2025	$34.8
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
The Company offers certain employees the opportunity to participate in an employee-funded deferred compensation plan (DCP). A participant’s deferrals are allocated by the participant to one or more multiple measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant’s investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participant’s allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.
Contingent accrued earn-out business acquisition consideration liabilities for which fair values are measured as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted, if necessary. The increases or decreases in the fair value of contingent consideration payable can result from changes in anticipated revenue levels and changes in assumed discount

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Condensed Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,833.5 and $5,762.6 as of March 31, 2025, and December 31, 2024, respectively. The Company’s senior notes are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing.
Interest Rate Swap
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates based initially on the three-month London Interbank Offered Rate and later changed to the Secured Overnight Financing Rate in 2023, plus 1.7060%.
Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative financial instruments are accounted for as fair value hedges that increase or decrease the value of the Company’s senior notes with the offset being recorded as a component of other long-term assets or liabilities, as applicable. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company’s Condensed Consolidated Statements of Operations.
Cross Currency Swaps
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
The above instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Changes in the fair value of the cross-currency swaps are charged or credited through Accumulated other comprehensive income in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments is recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings.
The table below provides information regarding the location and amount of pretax gains of derivatives designated in fair value hedging relationships:

	Amounts included in other comprehensive income
	Three Months Ended March 31,
	2025	2024
Cross currency swaps	$7.0	$17.0
10.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2025	2024
Cash paid during the period for:
Interest	$92.4	$71.6
Income taxes, net of refunds	$20.3	$21.5
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(15.4)	$(12.2)
11.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2025, and 2024. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
(CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
The Company’s segment performance measure excludes the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, and other special items. This aligns with how the CODM now evaluates segment performance and allocates resources. Other operating expenses are comprised primarily of rent, maintenance, consulting sendouts, utilities, travel and entertainment, and other segment expenses, including shipping costs for Dx. Segment asset information is not presented because it is not used by the CODM.

	Three Months Ended March 31, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,629.6	$721.3	$(5.8)	$3,345.1

Operating Earnings:
Labor	1,123.6	289.7
Supplies	586.6	111.1
Shipping costs		95.0
Depreciation	61.7	28.6
Other operating expenses	430.2	90.0
Segment operating income	$427.5	$106.9		$534.4
General corporate and unallocated expenses				(132.4)
Amortization of intangibles and other assets				(69.6)
Restructuring and other charges				(6.4)
Total Operating income				326.0
Other (expense) income:
Interest expense				(56.0)
Investment income				6.5
Equity method loss, net				(0.3)
Other, net				(1.0)
Earnings from operations before income taxes				$275.2

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,479.7	$710.9	$(14.0)	$3,176.6

Operating Earnings:
Labor	1,055.7	290.4
Supplies	560.4	103.5
Shipping costs		88.4
Depreciation	61.7	31.2
Other operating expenses	384.0	97.5
Segment operating income	$417.9	$99.9		$517.8
General corporate and unallocated expenses				(128.9)
Amortization of intangibles and other assets				(60.1)
Restructuring and other charges				(5.0)
Goodwill and other asset impairments				(2.5)
Total Operating income				321.3
Other (expense) income:
Interest expense				(46.9)
Investment income				2.9
Equity method income, net				0.1
Other, net				20.0
Earnings from operations before income taxes				$297.4

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q (Quarterly Report), Labcorp® Holdings Inc. together with its subsidiaries (Labcorp or the Company) has made, and from time to time may otherwise make in its public filings, press releases, and discussions by Company management, forward-looking statements concerning the Company’s operations, performance, and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Risk Factors” section of the Annual Report on Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management, including:
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
3.significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations, including the U.S. Health Insurance Portability and Accountability Act of 1996, the U.S. Health Information Technology for Economic and Clinical Health Act, the European Union’s General Data Protection Regulation and similar laws and regulations in jurisdictions in which the Company conducts business;
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
30.failure to obtain, maintain, and enforce intellectual property rights for protection of the Company’s offerings and defend against challenges to those rights;
31.scope, validity, and enforceability of patents and other proprietary rights held by third parties that may impact the Company’s ability to develop, perform, or market the Company’s offerings or operate its business;
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
41.expenses and risks associated with international operations, including, but not limited to, compliance with the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act, other applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal, and other operational risks associated with foreign jurisdictions;
42.failure to achieve expected efficiencies, benefits, and savings in connection with the Company’s business process improvement initiatives;
43.changes in tax laws and regulations or changes in their interpretation;
44.changing global economic conditions and government and regulatory changes; and
45.risks associated with the impacts and expected benefits and costs of the completed spin-off of the Company’s former clinical development and commercialization services business (Spin-off) Fortrea Holdings Inc. (Fortrea), including but not limited to factors that could adversely affect the Company’s ability to realize the expected benefits of the Spin-off, the failure of the Spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

GENERAL (dollars in millions)
For three months ended March 31, 2025, the Company’s revenues were $3,345.1, an increase of 5.3% from $3,176.6 for the corresponding period in 2024. The 5.3% increase for three months ended March 31, 2025, as compared to the corresponding period in 2024 was due to acquisitions, net of divestitures, of 3.7% and organic revenue of 2.1%, partially offset by unfavorable foreign currency translation of 0.5%.
The Company defines organic growth as the change in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a 12-month period following the closing of each transaction. On June 30, 2023, the Company completed the Spin-off.
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance.
Revenues

	Three Months Ended March 31,
	2025	2024	Change
Dx	$2,629.6	$2,479.7	6.0%
BLS	721.3	710.9	1.5%
Intercompany eliminations and other	(5.8)	(14.0)	(58.8)%
Total	$3,345.1	$3,176.6	5.3%
Dx revenues for the three months ended March 31, 2025, were $2,629.6, an increase of 6.0% over $2,479.7 in the first quarter of 2024. The increase was due to acquisitions, net of divestitures, of 4.7% and organic revenue of 1.6%, which includes an unfavorable impact from weather and one fewer revenue day, partially offset by unfavorable foreign currency translation of 0.3%.
Total volume, measured by requisitions, increased by 3.0% as acquisition volume, net of divestitures, contributed 2.1% and organic volume increased by 0.9%. Price/mix increased by 3.0% due to acquisitions, net of divestitures, of 2.6% and organic growth of 0.7%, partially offset by unfavorable foreign currency translation of 0.3%.
BLS revenues for the three months ended March 31, 2025, were $721.3, an increase of 1.5% over $710.9 in the first quarter of 2024. The increase was due to organic growth of 2.6%, partially offset by unfavorable foreign currency translation of 1.1%.
Cost of Revenues

	Three Months Ended March 31,
	2025	2024	Change
Cost of revenues	$2,397.1	$2,279.3	5.2%
Cost of revenues as a % of revenues	71.7%	71.8%
Cost of revenues increased 5.2% during the three months ended March 31, 2025, as compared with the corresponding period in 2024. Cost of revenues as a percentage of revenues during the three months ended March 31, 2025, decreased to 71.7% as compared to 71.8% in the corresponding period in 2024. This decrease in cost of revenues as a percent of revenues was primarily due to increased demand and LaunchPad savings, partially offset by higher personnel costs.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2025	2024	Change
Selling, general, and administrative expenses	$546.0	$508.4	7.4%
Selling, general, and administrative expenses as a % of revenues	16.3%	16.0%
Selling, general, and administrative expenses as a percentage of revenues was 16.3% and 16.0% during the three months ended March 31, 2025, and 2024, respectively. The increase is primarily due to higher personnel costs and the impact from Invitae. partially offset by LaunchPad savings and increased demand.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2025	2024	Change
Amortization of intangibles and other assets	$69.6	$60.1	15.8%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to March 31, 2024.

Goodwill and Other Asset Impairments

	Three Months Ended March 31,
	2025	2024	Change
Goodwill and other asset impairments	$—	$2.5	(100.0)%
The impairment charges for the three months ended March 31, 2024, were primarily due to the decommissioning of a robotic asset.
Restructuring and Other Charges

	Three Months Ended March 31,
	2025	2024	Change
Restructuring and other charges	$6.4	$5.0	27.6%
During the three months ended March 31, 2025, the Company recorded net restructuring and other charges of $6.4. The charges were comprised of $7.6 related to severance and other personnel costs. The charges were adjusted by the reversal of a previously established liability of $1.1 in unused facility-related costs and $0.1 in unused severance-related costs.
During the three months ended March 31, 2024, the Company recorded net restructuring and other charges of $5.0. The charges were comprised of $5.8 related to severance. The charges were adjusted by the reversal of a previously established liability of $0.8 in facility-related costs.
Interest Expense

	Three Months Ended March 31,
	2025	2024	Change
Interest expense	$56.0	$46.9	19.4%
For the three months ended March 31, 2025, interest expense increased 19.4% as compared with the corresponding period in 2024. The increase is primarily due to a higher average amount of total debt outstanding during the three months ended March 31, 2025, when compared to the three months ended March 31, 2024.
Equity Method (Loss) Income, Net

	Three Months Ended March 31,
	2025	2024	Change
Equity method (loss) income, net	$(0.3)	$0.1	(610.5)%
 Equity method (loss) income, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in equity method losses for the three months ended March 31, 2025, as compared with the corresponding period in 2024, was due to losses from investments made prior to 2025.
Other, Net

	Three Months Ended March 31,
	2025	2024	Change
Other, net	$(1.0)	$20.0	(104.9)%
 The change in Other, net for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to a $19.1 decrease of transition services fees charged to Fortrea related to administrative and information technology systems support. The costs to provide these transition services are included in operating income, but the service fees are included in other income.
Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	Change
Provision for income taxes	$62.2	$69.1	(10.0)%
Provision for income taxes as a % of earnings before taxes	22.6%	23.2%
The decrease in the effective tax rate for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily attributable to incremental tax benefits on the vesting of employee stock plan awards.

Operating Results by Segment

	Three Months Ended March 31,
	2025	2024	Change
Dx segment operating income	$427.5	$417.9	2.3%
Dx segment operating margin	16.3%	16.9%	(0.6)%
BLS segment operating income	106.9	99.9	7.0%
BLS segment operating margin	14.8%	14.1%	0.8%
Segment operating income	534.4	517.8	3.2%
General corporate and unallocated expenses	(132.4)	(128.9)	2.7%
Amortization of intangibles and other assets	(69.6)	(60.1)	15.8%
Goodwill and other asset impairments	—	(2.5)	(100.0)%
Restructuring and other charges	(6.4)	(5.0)	27.6%
Total operating income	$326.0	$321.3	1.5%
Dx operating income was $427.5 for the three months ended March 31, 2025, an increase of $9.6 over operating income of $417.9 in the corresponding period of 2024, and Dx operating margin decreased 60 basis points year-over-year. The decrease in operating margin was due to Invitae and the unfavorable impact of weather.
BLS operating income was $106.9 for the three months ended March 31, 2025, an increase of $7.0 over operating income of $99.9 in the corresponding period of 2024, and BLS operating margin increased 80 basis points year-over-year. The increase was due to organic demand and LaunchPad savings, partially offset by higher personnel costs.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $132.4 for the three months ended March 31, 2025, an increase of $3.5 over corporate expenses of $128.9 in the corresponding period of 2024, primarily due to higher personnel costs.
LIQUIDITY AND CAPITAL RESOURCES (dollars, except per share data, in millions)
The Company’s cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company’s senior unsecured revolving credit facility is further discussed in Note 6 Debt to the Company’s Condensed Consolidated Financial Statements.
The Company’s cash flows were as follows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used for) operating activities	$18.5	$(29.8)
Net cash used for investing activities	(336.0)	(393.1)
Net cash used for financing activities	(839.7)	(11.7)
Effect of exchange rate changes on Cash and cash equivalents	7.9	(2.9)
Net decrease in Cash and cash equivalents	$(1,149.3)	$(437.5)
Cash and Cash Equivalents
Cash and cash equivalents at March 31, 2025, and 2024, totaled $369.4 and $99.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the three months ended March 31, 2025, the Company’s operations provided $18.5 of cash as compared to using $29.8 of cash during the same period in 2024. The $48.3 increase in cash provided by operations in 2025 as compared with the corresponding 2024 period is primarily due to timing of working capital requirements.
Cash Flows from Investing Activities
Net cash used for investing activities for the three months ended March 31, 2025, was $336.0 as compared to $393.1 for the three months ended March 31, 2024. The decrease in cash used for investing activities for the three months ended March 31, 2025, and 2024, was primarily due to a decrease in business acquisitions and lower capital expenditures, partially offset by an equity method investment in SYNLAB during the three months ended March 31, 2025.

Capital expenditures were $126.0 and $133.8 for the three months ended March 31, 2025, and 2024, respectively. Capital expenditures for the three months ended March 31, 2025, were 3.8% of revenues, primarily in connection with projects to support growth in the Company’s core businesses. The Company expects this level of spending to remain consistent for the remainder of 2025, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, projects related to its LaunchPad initiative, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash used for financing activities for the three months ended March 31, 2025, was $839.7 as compared to $11.7 for the three months ended March 31, 2024. The change in cash flows from financing activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to the $1,000.0 payment of the 3.60% senior notes due February 2025, partially offset by proceeds of $225.0 from its accounts receivable securitization facility.
At March 31, 2025, the Company had $369.4 of cash and cash equivalents and $1,000.0 of available borrowings under its revolving credit facility, which does not mature until 2026. Under the Company’s credit facilities and indentures relating to the Company’s senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the credit facilities, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the credit facilities and the indentures related to the Company’s outstanding senior notes as of March 31, 2025. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next 12 months.
At March 31, 2025, the Company had outstanding authorization from its board of directors (Board) to purchase up to $1,280.4 maximum value of Company common stock, par value $0.10 per share (Common Stock). The repurchase authorization has no expiration date.
For the three months ended March 31, 2025, the Company paid $61.6 in Common Stock dividends. On April 10, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $61.2 in the aggregate. The dividend will be payable on June 11, 2025, to stockholders of record of all issued and outstanding shares of Common Stock at the close of business on May 29, 2025. The declaration and payment of any future dividends will be at the discretion of the Board.
Guarantor Information
In 2024, the Company, Laboratory Corporation of America Holdings (LCAH) and U.S. Bank Trust Company, National Association (the Trustee) entered into a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to the indenture, dated as of November 19, 2010, between LCAH and the Trustee (2010 Indenture). In addition, the Company, LCAH and the Trustee entered into the 2024 Indenture on September 23, 2024 (the 2024 Indenture, together with the 2010 Indenture, the Indentures). The Seventeenth Supplemental Indenture, among other things, provides for the full and unconditional guarantee by the Company of LCAH’s obligations under the 2010 Indenture, and each series of senior unsecured notes issued and outstanding thereunder, and the 2024 Indenture provides for the full and unconditional guarantee by the Company of LCAH’s obligations, and each series of senior unsecured notes issued and outstanding, thereunder (collectively, the Labcorp Holdings Guarantees). Also, the Indentures permit the Company to satisfy LCAH’s reporting obligations so long as the Labcorp Holdings Guarantees remain in place and the Company’s Condensed Consolidated Financial Statements and other information comply with the requirements of Rule 3-10 of Regulation S-X.
At March 31, 2025, there was $3,610.6 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for LCAH because the assets, liabilities and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Condensed Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Credit Ratings
The investment grade debt ratings from Moody’s and S&P Global Ratings contribute to the Company’s ability to access capital markets.
Off-balance Sheet Arrangements
The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the Company’s Condensed Consolidated Financial Statements and the Company does not have any off-balance sheet financing other than normal, short-term leases and letters of credit.

Other Commercial Commitments
The Company has outstanding debt instruments. At March 31, 2025, the Company had total future payments of $5,610.6, with $0.4 of payments due within 12 months.
The Company has leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At March 31, 2025, the Company had total future payments for short-term and long-term leases of $1,153.0, with $223.3 of payments due within 12 months.
At March 31, 2025, the Company had provided letters of credit aggregating approximately $102.8, primarily in connection with certain insurance programs which are renewed annually.
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
Foreign Currency Exchange Rates
Approximately 13.0% and 13.8% of the Company’s revenues for the three months ended March 31, 2025 and 2024, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company’s Condensed Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In the first quarter of 2025 and the year ended December 31, 2024, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro, and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the three months ended March 31, 2025, by approximately $6.3. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $69.7 and $(124.3) for the quarter ended March 31, 2025 and 2024, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months, and in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2025, the Company had 14 open foreign exchange forward contracts with various amounts maturing monthly through April 2025 with a notional value totaling approximately $496.4. At December 31, 2024, the Company had 12 open foreign exchange forward contracts with various amounts maturing monthly through January 2025 with a notional value totaling approximately $302.4.
The Company is party to USD to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $1,200.0, $300.0 maturing in 2029, $300.0 maturing in 2031, and $600.0 maturing in 2034, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
Interest Rates
Some of the Company’s debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the Company’s financial results. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company’s term loan credit facilities, and revolving credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements.

In May 2021, to hedge against changes in the fair value portion of the Company’s long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based on three-month Secured Overnight Financing Rate plus 1.0706%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (dollars in millions)
During the three months ended March 31, 2025, the Company did not repurchase any of its shares of Common Stock.
At March 31, 2025, the Company had outstanding authorization from its Board to purchase up to $1,280.4 maximum value of the Common Stock. The repurchase authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended March 31, 2025, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Duration
Kerrii B. Anderson	March 6, 2025	Rule 10b5-1 Trading Arrangement	Up to	(4,500)	(1)	1/31/2026	(2)
Director
(1) The figure presented represents the shares to be sold on the vesting of equity awards before reduction for shares to be withheld for tax purposes
(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the date listed in the table.

ITEM 6. EXHIBITS

(a)
10.1
First Amendment to Receivables Purchase Agreement, dated January 31, 2025, by and among Labcorp Receivables LLC, Laboratory Corporation of America Holdings, PNC Bank National Association and PNC Capital Markets LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2025).

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
LABCORP HOLDINGS INC.
Registrant

By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ JULIA A. WANG
Julia A. Wang
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
Dated: April 29, 2025