Form 10-Q
period 2025-06-30
LABCORP HOLDINGS INC.
filed 2025-08-01
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 83.1 million shares of the registrant’s common stock, $0.10 par value, outstanding.

Part I. Financial Information

Part II. Other Information

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$647.3	$1,518.7
Accounts receivable, net	2,120.6	1,944.1
Unbilled services	156.1	152.9
Supplies inventory	508.1	493.2
Prepaid expenses and other	655.1	697.6
Total current assets	4,087.2	4,806.5
Property, plant, and equipment, net	3,133.8	3,045.4
Goodwill, net	6,551.1	6,369.7
Intangible assets, net	3,494.4	3,488.9
Joint venture partnerships and equity method investments	160.4	16.3
Other assets, net	633.0	652.2
Total assets	$18,059.9	$18,379.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$793.0	$875.8
Accrued expenses and other	835.8	871.2
Unearned revenue	398.0	392.2
Short-term operating lease liabilities	186.1	184.6
Short-term finance lease liabilities	4.3	6.1
Short-term borrowings and current portion of long-term debt	499.6	1,000.3
Total current liabilities	2,716.8	3,330.2
Long-term debt	5,077.3	5,331.2
Operating lease liabilities	713.1	676.3
Financing lease liabilities	65.6	74.3
Deferred income taxes and other tax liabilities	354.5	383.1
Other liabilities	643.2	517.4
Total liabilities	9,570.5	10,312.5
Commitments and contingent liabilities
Noncontrolling interest	16.7	14.3
Shareholders’ equity:
Common stock 82.9 and 83.4 shares outstanding at June 30, 2025, and December 31, 2024, respectively	7.5	7.6
Additional paid-in capital	1.8	2.8
Retained earnings	8,498.0	8,303.4
Accumulated other comprehensive loss	(34.6)	(261.6)
Total shareholders’ equity	8,472.7	8,052.2
Total liabilities and shareholders’ equity	$18,059.9	$18,379.0

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$3,527.3	$3,220.9	$6,872.4	$6,397.5
Cost of revenues	2,481.1	2,294.5	4,878.2	4,573.8
Gross profit	1,046.2	926.4	1,994.2	1,823.7
Selling, general, and administrative expenses	579.3	557.8	1,125.3	1,066.2
Amortization of intangibles and other assets	68.3	62.2	137.9	122.3
Goodwill and other asset impairments	—	—	—	2.5
Restructuring and other charges	4.1	11.6	10.5	16.6
Operating income	394.5	294.8	720.5	616.1
Other (expense) income:
Interest expense	(57.1)	(47.6)	(113.1)	(94.5)
Investment income	1.7	1.3	8.2	4.2
Equity method loss, net	(1.7)	(0.3)	(2.0)	(0.2)
Other, net	(32.7)	19.5	(33.7)	39.5
Earnings from operations before income taxes	304.7	267.7	579.9	565.1
Provision for income taxes	66.4	62.1	128.6	131.2
Net earnings	238.3	205.6	451.3	433.9
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.3)	(0.6)	(0.6)
Net earnings attributable to Labcorp Holdings Inc.	$237.9	$205.3	$450.7	$433.3

Earnings per share:
Basic earnings per share	$2.85	$2.44	$5.40	$5.15
Diluted earnings per share	$2.84	$2.43	$5.36	$5.13

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net earnings	$238.3	$205.6	$451.3	$433.9
Foreign currency translation adjustments	156.6	(7.2)	226.3	(131.5)
Net benefit plan adjustments	0.5	0.7	0.9	(1.7)
Other comprehensive earnings (loss) before tax	157.1	(6.5)	227.2	(133.2)
(Provision) benefit for income tax related to items of comprehensive earnings	(0.1)	(0.1)	(0.2)	0.5
Other comprehensive earnings (loss), net of tax	157.0	(6.6)	227.0	(132.7)
Comprehensive earnings	395.3	199.0	678.3	301.2
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.3)	(0.6)	(0.6)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$394.9	$198.7	$677.7	$300.6

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	228.0	—	228.0
Other comprehensive loss, net of tax	—	—	—	(126.1)	(126.1)
Dividends declared	—	—	(60.9)	—	(60.9)
Issuance of common stock under employee stock plans	—	26.7	—	—	26.7
Net share settlement tax payments from issuance of stock to employees	—	(14.7)	—	—	(14.7)
Stock compensation	—	31.6	—	—	31.6
BALANCE AT MARCH 31, 2024	$7.7	$82.0	$8,055.3	$(185.4)	$7,959.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	205.3	—	205.3
Other comprehensive loss, net of tax	—	—	—	(6.6)	(6.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(23.1)	—	—	(23.1)
Stock compensation	—	30.8	—	—	30.8
Purchase of common stock	—	(77.2)	(22.8)	—	(100.0)
BALANCE AT JUNE 30, 2024	$7.7	$12.5	$8,177.6	$(192.0)	$8,005.8

BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.8	—	212.8
Other comprehensive earnings, net of tax	—	—	—	70.0	70.0
Dividends declared	—	—	(60.6)	—	(60.6)
Issuance of common stock under employee stock plans	—	25.7	—	—	25.7
Net share settlement tax payments from issuance of stock to employees	—	(25.5)	—	—	(25.5)
Stock compensation	—	32.8	—	—	32.8
BALANCE AT MARCH 31, 2025	$7.6	$35.8	$8,455.6	$(191.6)	$8,307.4
Net earnings attributable to Labcorp Holdings Inc.	—	—	237.9	—	237.9
Other comprehensive earnings, net of tax	—	—	—	157.0	157.0
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(3.5)	—	—	(3.5)
Stock compensation	—	34.1	—	—	34.1
Purchase of common stock	(0.1)	(64.6)	(135.3)	—	(200.0)
BALANCE AT JUNE 30, 2025	$7.5	$1.8	$8,498.0	$(34.6)	$8,472.7

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$451.3	$433.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	337.1	311.4
Stock compensation	66.9	62.4
Operating lease right-of-use asset expense	99.4	88.6
Goodwill and other asset impairments	—	2.5
Deferred income taxes	(12.2)	(39.1)
Other, net	46.1	36.6
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(139.9)	(192.2)
Decrease in unbilled services	4.8	26.8
(Increase) decrease in supplies inventory	(3.5)	27.7
Decrease in prepaid expenses and other	57.8	21.6
Decrease in accounts payable	(80.6)	(51.7)
Decrease in unearned revenue	(8.7)	(30.8)
Decrease in accrued expenses and other	(179.4)	(166.4)
Net cash provided by operating activities	639.1	531.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(203.9)	(262.0)
Proceeds from sale of assets	2.4	0.2
Proceeds from sale of business	—	13.5
Proceeds from sale or distribution of equity affiliates or other investments	6.9	—
Purchase of equity affiliates or other investments	(172.0)	(36.7)
Acquisition of businesses, net of cash acquired	(63.5)	(293.1)
Net cash used for investing activities	(430.1)	(578.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on senior notes	(1,000.0)	—
Proceeds from revolving credit facilities	64.8	951.9
Payments on revolving credit facilities	(64.8)	(932.1)
Proceeds from accounts receivable securitization	225.0	—
Net share settlement tax payments from issuance of stock to employees	(29.0)	(37.8)
Net proceeds from issuance of stock to employees	25.7	26.7
Dividends paid	(121.5)	(122.5)
Purchase of common stock	(200.0)	(100.0)
Other, net	(7.3)	(7.9)
Net cash used for financing activities	(1,107.1)	(221.7)
Effect of exchange rate changes on Cash and cash equivalents	26.7	(3.2)
Net decrease in Cash and cash equivalents	(871.4)	(271.7)
Cash and cash equivalents at beginning of period	1,518.7	536.8
Cash and cash equivalents at end of period	$647.3	$265.1

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
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS). During each of the three months ended June 30, 2025, and 2024 and each of the six months ended June 30, 2025, and 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
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
Enactment of the One Big Beautiful Bill Act
On July 4, 2025, the United States (U.S.) government enacted into law the One Big Beautiful Bill Act (OBBBA), which includes significant changes to federal tax law, including modifications to bonus depreciation, research and development expensing, and international tax regimes. As the legislation was enacted after the end of the Company’s reporting period, the effects are not reflected in these Condensed Consolidated Financial Statements. While the Company continues to evaluate the impact of the legislation on its Condensed Consolidated Financial Statements, it does not currently expect the tax provisions of the OBBBA to have a material impact within its Condensed Consolidated Statement of Operations.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
2.    REVENUES
The Company’s Revenues by segment and by payers/customer groups were as follows:

	Three Months Ended June 30, 2025				Three Months Ended June 30, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%

	Six Months Ended June 30, 2025				Six Months Ended June 30, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $2,931.6 (83.1%) and $2,698.8 (83.8%) for the three months ended June 30, 2025, and 2024, respectively, and were $5,745.4 (83.6%) and $5,353.4 (83.7%) for the six months ended June 30, 2025, and 2024, respectively.
Accounts Receivable, Unbilled Services, and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	June 30, 2025	December 31, 2024
Dx accounts receivable	$1,410.6	$1,259.3
BLS accounts receivable	750.1	729.5
Less: BLS allowance for credit losses	(40.1)	(44.7)
Accounts receivable, net	$2,120.6	$1,944.1

Gross unbilled services	$162.0	$160.5
Less: reserve for unbilled services	(5.9)	(7.6)
Unbilled services	$156.1	$152.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $34.4 and $26.8 for the three months ended June 30, 2025, and 2024, respectively, and were $103.3 and $77.8 for the six months ended June 30, 2025, and 2024, respectively.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Allowance for Credit Losses
BLS estimates future expected credit losses on accounts receivable and unbilled services over the remaining collection period of the instrument. The rollforward for the allowance for credit losses was as follows:

	Accounts Receivable	Unbilled Services	Total
Allowance for credit losses at December 31, 2024	$44.7	$7.6	$52.3
Credit loss expense	2.5	—	2.5
Write offs	(9.1)	(2.1)	(11.2)
Foreign currency impact	2.0	0.4	2.4
Allowance for credit losses at June 30, 2025	$40.1	$5.9	$46.0
3.    BUSINESS ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the six months ended June 30, 2025, the Company acquired several businesses and related assets for cash of $63.5. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $46.4 in identifiable intangible assets. The weighted-average amortization periods for the customer relationships and non-compete agreements were 15.0 years and 5.0 years, respectively. A residual amount of tax deductible goodwill, including measurement period adjustments relating to prior acquisitions of $57.9, was recorded as of June 30, 2025.
The purchase price allocations for these acquisitions were preliminary at June 30, 2025. The valuation of acquired assets and assumed liabilities included the following:

	Business Acquisitions Closed During the Six Months Ended June 30, 2025	Measurement Period Adjustments During the Six Months Ended June 30, 2025	Amounts Acquired During the Six Months Ended June 30, 2025
Property, plant, and equipment	$—	$(0.8)	$(0.8)
Goodwill	41.1	16.8	57.9
Intangible assets	46.4	(16.0)	30.4
Total assets acquired	87.5	—	87.5
Accrued expenses and other	24.0	—	24.0
Total liabilities acquired	24.0	—	24.0
Net assets acquired	63.5	—	63.5
Cash paid for acquisitions	$63.5	$—	$63.5
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
On March 11, 2025, the Company announced that it entered into an agreement with OPKO Health, Inc. to acquire select assets of the laboratory business of BioReference Health, focused on oncology and oncology-related clinical testing services across the U.S. The purchase price for the transaction is up to $225.0, including $192.5 payable at closing and up to $32.5 of additional consideration contingent on performance. The transaction is anticipated to close in the second half of 2025, subject to customary closing conditions for a transaction of this type.
On July 22, 2025, the Company announced that it entered into an agreement with Community Health Systems, Inc. (CHS) to acquire select assets of the outreach business from CHS across 13 states for a purchase price of approximately $195.0. The transaction is anticipated to close in the fourth quarter of 2025, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
Dispositions
During the six months ended June 30, 2025, the Company exited an equity method investment for cash proceeds of $6.0. During the six months ended June 30, 2024, the Company sold the assets of Beacon Laboratory Benefit Solutions, Inc. for cash proceeds of $13.5 and recorded a gain of $4.9 included in Other, net in the Condensed Consolidated Statements of Operations.

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
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Three Months Ended June 30,
	2025			2024
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$237.9		$237.9	$205.3		$205.3
Weighted-average common shares outstanding	83.4	0.5	83.9	84.1	0.2	84.3
Per common share amount	$2.85		$2.84	$2.44		$2.43

	Six Months Ended June 30,
	2025			2024
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$450.7		$450.7	$433.3		$433.3
Weighted-average common shares outstanding	83.5	0.6	84.1	84.1	0.4	84.5
Per common share amount	$5.40		$5.36	$5.15		$5.13
The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Employee stock options and awards	0.2	0.4	0.2	0.3
5.    GOODWILL AND INTANGIBLE ASSETS
The balances, net of impairment, and changes in the carrying amount of goodwill were as follows:

	Dx	BLS	Total
Balance as of December 31, 2024	$5,102.5	$1,267.2	$6,369.7
Goodwill acquired during the period	41.1	—	41.1
Foreign currency impact and other adjustments to Goodwill	22.3	118.0	140.3
Balance as of June 30, 2025	$5,165.9	$1,385.2	$6,551.1
During the six months ended June 30, 2025, the Company did not record a goodwill or intangible asset impairment charge.
The cumulative goodwill impairment for the Company as of June 30, 2025, and December 31, 2024, was $648.5 and represents all of the goodwill of the Company’s Early Development Research Laboratories reporting unit within the BLS segment.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The components of identifiable intangible assets were as follows:

				June 30, 2025			December 31, 2024
	Range of Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,304.1	$(1,692.1)	$2,612.0	$4,114.7	$(1,540.7)	$2,574.0
Patents, licenses, and technology	3	-	15	547.9	(321.8)	226.1	541.0	(298.3)	242.7
Non-compete agreements	3	-	5	167.9	(94.9)	73.0	180.2	(83.9)	96.3
Other	1	-	15	39.9	(25.3)	14.6	39.9	(21.5)	18.4
				$5,059.8	$(2,134.1)	$2,925.7	$4,875.8	$(1,944.4)	$2,931.4
Indefinite-lived intangible assets:
Canadian and other licenses				$568.7	N/A	$568.7	$557.5	N/A	$557.5
Total intangible assets				$5,628.5	$(2,134.1)	$3,494.4	$5,433.3	$(1,944.4)	$3,488.9
Amortization of intangible assets was $68.3 and $62.2 for the three months ended June 30, 2025, and 2024, respectively, and was $137.9 and $122.3 for the six months ended June 30, 2025, and 2024, respectively. The amortization expense of intangible assets is estimated to be $142.2 for the remainder of 2025, $268.0 in 2026, $255.1 in 2027, $247.4 in 2028, $234.7 in 2029, and $1,778.3 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
1.55% senior notes due 2026	$500.0	$—
3.60% senior notes due 2025	—	1,000.0
Debt issuance costs	(0.8)	(0.1)
Current portion of note payable	0.4	0.4
Total Short-term borrowings and current portion of long-term debt	$499.6	$1,000.3
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
1.55% senior notes due 2026	$—	$500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	442.7	423.2
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(40.5)	(42.3)
AR facility	525.0	300.0
Note payable	0.1	0.3
Total Long-term debt	$5,077.3	$5,331.2
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on June 27, 2025. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to certain conditions, including obtaining additional commitments from new or existing lenders. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate equal to either (i) a Secured Overnight Financing Rate-based rate plus a margin ranging from 0.805% to 1.300% or (ii) a base rate plus a margin ranging from 0.0% to 0.300%, in each case depending on the Company’s long-term debt ratings. The Company is required to pay a facility fee quarterly on the aggregate amount of commitments under the revolving credit facility, at a per annum rate ranging from 0.070% to 0.200%, depending on the Company’s long-term debt ratings, regardless of usage. The

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company’s current revolving credit facility and $103.3 in outstanding letters of credit on the Company’s subfacility as of June 30, 2025. At June 30, 2025, the effective interest rate on the revolving credit facility was 5.42%. The revolving credit facility expires in June 2030.
Under the Company’s revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at June 30, 2025, and expects that it will remain in compliance with its existing debt covenants for the next 12 months.
On August 23, 2024, the Company and a bankruptcy-remote special purpose vehicle (SPV) entered into an accounts receivable securitization facility with a three-year term (AR Facility). The AR Facility allowed the Company to borrow an amount of up to $300.0 through August of 2027 and increase up to $700.0, subject to the satisfaction of certain conditions.
On January 31, 2025, the Company amended its AR Facility (AR Facility Amendment). The AR Facility Amendment increased the amount the Company can borrow from $300.0 to $700.0 through August of 2027.
The SPV is a variable interest entity for which the Company is the primary beneficiary. The SPV’s sole business consists of the continuous purchase of receivables from the Company which is used as collateral for the loan. Although the SPV is included in the Company’s Condensed Consolidated Financial Statements, it is a separate legal entity with separate creditors.
Upon the transfer of ownership and control of the receivables to the SPV, the Company has no retained interests in the receivables sold and they become unavailable to the Company’s creditors should the relevant seller become insolvent. The Company has collection and administrative responsibilities for the receivables sold to the SPV.
During the six months ended June 30, 2025, the Company received loan proceeds of $225.0 under the AR Facility, which is included in cash from financing activities in the Condensed Consolidated Statement of Cash Flows.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of its common stock, par value $0.10 per share (Common Stock). The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at June 30, 2025, and December 31, 2024.
The changes in the Company’s shares of Common Stock issued and outstanding are summarized below:

Six Months Ended June 30, 2025
Beginning balance	83.4
Shares issued under employee stock plans	0.3
Shares repurchased	(0.8)
Ending balance	82.9
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
During the six months ended June 30, 2025, the Company purchased 0.8 shares of its Common Stock at an average price of $246.18 per share for a total cost of $200.0. During the six months ended June 30, 2024, the Company purchased 0.5 shares of its Common Stock at an average price of $202.66 per share for a total cost of $100.0.
At June 30, 2025, the Company had outstanding authorization from its board of directors (Board) to purchase up to $1,080.4 maximum value of Common Stock.
Dividends
During each of the three months ended June 30, 2025, and 2024, and each of the six months ended June 30, 2025, and 2024, a cash dividend of $0.72 and $1.44 per share of Common Stock, respectively, was declared and paid.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
On July 10, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $60.6 in the aggregate. The dividend will be paid on September 11, 2025, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on August 28, 2025. The declaration and payment of any future dividends will be at the discretion of the Board.
Accumulated Other Comprehensive Earnings (Loss)
The components of Accumulated other comprehensive earnings (loss) were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Earnings (Loss)
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	226.3	0.9	227.2
Tax effect of adjustments	—	(0.2)	(0.2)
Balance at June 30, 2025	$(38.4)	$3.8	$(34.6)
8.    COMMITMENTS AND CONTINGENCIES
The Company (and/or its subsidiaries and affiliates) is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction-related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers, and managed care organizations reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleges that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers’ Compensation Statutes. The lawsuit seeks injunctive relief and actual and statutory damages, as well as recovery of attorney’s fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Florida Second District Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The court held oral arguments on December 9, 2020. On May 26, 2022, the Florida Supreme Court issued an opinion approving the result of the Florida Second District Court of Appeal in favor of the Plaintiff. On or about October 31, 2024, Labcorp and the Plaintiff (on behalf of the putative class) entered into a Settlement Agreement, which the court has preliminarily approved.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company’s touchscreen kiosks at Company patient service centers in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney’s fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company’s Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. On September 13, 2024, the Company filed a Petition for Writ of Certiorari with the United States Supreme Court, which was granted on January 24, 2025, and then dismissed on June 5, 2025. The Company will vigorously defend the lawsuit.
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit sought monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the sole asserted patent finding that the Company willfully infringed Ravgen’s patent, and awarded damages of $272.0. Plaintiff filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney’s fees and costs. On May 12, 2023, the court issued an order granting Plaintiff’s motion in part and awarding enhanced damages of $100.0. On January 23, 2025, the court issued an order awarding Plaintiff post-verdict supplemental damages of $2.6, an ongoing royalty of one hundred dollars and 00/100 cents per test through the life of the patent at issue, pre- and post-judgment interest, and other relief. In January and February 2025, the trial court entered orders denying the Company’s post-trial motions and the Company has filed an appeal. On March 18, 2025, the Company filed an appeal bond with the Court to stay enforcement of the judgment pending appeal. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process.
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserts these actions violate various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit seeks monetary damages, civil penalties, and recovery of attorney’s fees and costs.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
9.    FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		June 30, 2025
		Fair Value at	Using Fair Value Hierarchy
		June 30, 2025	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.7	$—	$16.7	$—
Cross currency swaps	Other liabilities	$291.0	$—	$291.0	$—
Interest rate swaps	Other liabilities	$57.3	$—	$57.3	$—
Cash surrender value of life insurance policies	Other assets, net	$101.4	$—	$101.4	$—
Deferred compensation asset	Other assets, net	$46.0	$—	$46.0	$—
Deferred compensation liability	Other liabilities	$138.6	$—	$138.6	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$34.8	$—	$—	$34.8

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		December 31, 2024
		Fair Value at	Using Fair Value Hierarchy
		December 31, 2024	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.3	$—	$14.3	$—
Cross currency swaps	Other liabilities	$142.7	$—	$142.7	$—
Interest rate swaps	Other liabilities	$76.8	$—	$76.8	$—
Cash surrender value of life insurance policies	Other assets, net	$102.1	$—	$102.1	$—
Deferred compensation asset	Other assets, net	$35.7	$—	$35.7	$—
Deferred compensation liability	Other liabilities	$132.5	$—	$132.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$10.8	$—	$—	$10.8

Fair Value Measurement of Level 3 Liabilities:	Contingent Consideration
Balance at December 31, 2024	$10.8
Additions from business acquisitions	24.0
Balance at June 30, 2025	$34.8
The Company has a noncontrolling interest put option related to its Ontario subsidiary that has been classified as mezzanine equity in the Company’s Condensed Consolidated Balance Sheets. The noncontrolling interest put is valued at its contractually determined value, which approximates fair value.
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
The Company measured the fair value of contingent consideration liabilities as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted, if necessary. The increases or decreases in the fair value of contingent consideration payable

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
can result from changes in anticipated revenue levels and changes in assumed discount periods and rates. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Condensed Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,899.7 and $5,762.6 as of June 30, 2025, and December 31, 2024, respectively. The Company’s senior notes are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing.
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
The table below provides information regarding the location and amount of pretax (losses) gains of derivatives designated in fair value hedging relationships:

	Amounts included in other comprehensive income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cross currency swaps	$(155.3)	$(11.6)	$(148.3)	$5.4
10.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2025	2024
Cash paid during the period for:
Interest	$170.5	$106.6
Income taxes, net of refunds	$146.7	$153.0
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(13.1)	$(19.2)

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
11.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2025 and 2024. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
The Company’s CODM uses segment operating income to evaluate segment performance and to allocate resources. This segment performance measure excludes the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs, and other special items. Other operating expenses are comprised primarily of rent, maintenance, sendout testing, utilities, travel and entertainment, and other segment expenses, including shipping costs for Dx. Segment asset information is not presented because it is not used by the CODM.

	Three Months Ended June 30, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,748.8	$784.8	$(6.3)	$3,527.3

Operating Earnings:
Labor	1,155.1	302.3
Supplies	591.3	130.8
Shipping costs		98.2
Depreciation	65.4	29.0
Other operating expenses	454.2	101.2
Segment operating income	$482.8	$123.3		$606.1
General corporate and unallocated expenses				(139.2)
Amortization of intangibles and other assets				(68.3)
Restructuring and other charges				(4.1)
Total Operating income				394.5
Other (expense) income:
Interest expense				(57.1)
Investment income				1.7
Equity method loss, net				(1.7)
Other, net				(32.7)
Earnings from operations before income taxes				$304.7

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,524.9	$707.0	$(11.0)	$3,220.9

Operating Earnings:
Labor	1,072.6	285.7
Supplies	544.3	106.7
Shipping costs		89.7
Depreciation	63.1	30.3
Other operating expenses	403.4	87.2
Segment operating income	$441.5	$107.4		$548.9
General corporate and unallocated expenses				(180.3)
Amortization of intangibles and other assets				(62.2)
Restructuring and other charges				(11.6)
Total Operating income				294.8
Other (expense) income:
Interest expense				(47.6)
Investment income				1.3
Equity method loss, net				(0.3)
Other, net				19.5
Earnings from operations before income taxes				$267.7

	Six Months Ended June 30, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$5,378.4	$1,506.1	$(12.1)	$6,872.4

Operating Earnings:
Labor	2,278.7	592.0
Supplies	1,177.9	241.9
Shipping costs		193.2
Depreciation	127.1	57.6
Other operating expenses	884.4	191.2
Segment operating income	$910.3	$230.2		$1,140.5
General corporate and unallocated expenses				(271.6)
Amortization of intangibles and other assets				(137.9)
Restructuring and other charges				(10.5)
Total Operating income				720.5
Other (expense) income:
Interest expense				(113.1)
Investment income				8.2
Equity method loss, net				(2.0)
Other, net				(33.7)
Earnings from operations before income taxes				$579.9

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$5,004.6	$1,417.9	$(25.0)	$6,397.5

Operating Earnings:
Labor	2,128.3	576.1
Supplies	1,104.7	210.2
Shipping costs		178.1
Depreciation	124.8	61.5
Other operating expenses	787.4	184.7
Segment operating income	$859.4	$207.3		$1,066.7
General corporate and unallocated expenses				(309.2)
Amortization of intangibles and other assets				(122.3)
Restructuring and other charges				(16.6)
Goodwill and other asset impairments				(2.5)
Total Operating income				616.1
Other (expense) income:
Interest expense				(94.5)
Investment income				4.2
Equity method loss, net				(0.2)
Other, net				39.5
Earnings from operations before income taxes				$565.1

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
44.changing global economic conditions and government and regulatory changes; and
45.risks associated with the impacts and expected benefits and costs of the completed spin-off of the Company’s former clinical development and commercialization services business (Spin-off) Fortrea Holdings Inc. (Fortrea), including but not limited to factors that could adversely affect the Company’s ability to realize the expected benefits of the Spin-off or the failure of the Spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statements.

GENERAL (dollars in millions)
For the three months ended June 30, 2025, the Company’s revenues were $3,527.3, an increase of 9.5% from $3,220.9 for the corresponding period in 2024. The 9.5% increase for the three months ended June 30, 2025, as compared to the corresponding period in 2024 was due to organic revenue of 5.4%, acquisitions, net of divestitures, of 3.5%, and favorable foreign currency translation of 0.6%.
For the six months ended June 30, 2025, the Company’s revenues were $6,872.4, an increase of 7.4% from $6,397.5 for the corresponding period in 2024. The 7.4% increase for the six months ended June 30, 2025, as compared to the corresponding period in 2024 was due to organic revenue of 3.7%, acquisitions, net of divestitures, of 3.6%, and favorable foreign currency translation of 0.1%.
The Company defines organic growth as the change in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a 12-month period following the closing of each transaction.
On June 30, 2023, the Company completed the Spin-off. The Transition Services Agreement (TSA) dated June 29, 2023 between Fortrea and Laboratory Corporation of America Holdings (LCAH) expired on June 30, 2025 and all services provided under the TSA terminated on or before the expiration date.
On July 4, 2025, the U.S. government enacted in law the One Big Beautiful Bill Act (OBBBA), which includes provisions addressing regulations and federal funding affecting healthcare. These provisions include, but are not limited to, changes to Medicaid and the Affordable Care Act and could lead to revised regulatory requirements and reduced federal funding. The provisions of the OBBBA have different implementation timelines, with some effective in 2025 and others in succeeding years. The Company is currently evaluating the impact of the OBBBA provisions that address such regulations and federal funding to determine the full scope of the legislation’s potential impact on the Company’s business and operations.
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance.
Revenues

	Three Months Ended June 30,
	2025	2024	Change
Dx	$2,748.8	$2,524.9	8.9%
BLS	784.8	707.0	11.0%
Intercompany eliminations and other	(6.3)	(11.0)	42.7%
Total	$3,527.3	$3,220.9	9.5%
Dx revenues for the three months ended June 30, 2025 were $2,748.8, an increase of 8.9% over $2,524.9 in the second quarter of 2024. The increase was due to organic revenue of 4.5% and acquisitions, net of divestitures, of 4.5%, partially offset by unfavorable foreign currency translation of 0.1%.
Dx total volume, measured by requisitions, increased by 4.9% as organic volume increased by 3.4% and acquisition volume, net of divestitures, contributed 1.5%. Price/mix increased by 4.0% due to acquisitions, net of divestitures, of 3.0% and organic growth of 1.1%, partially offset by unfavorable foreign currency translation of 0.1%.
BLS revenues for the three months ended June 30, 2025, were $784.8, an increase of 11.0% over $707.0 in the second quarter of 2024. The increase was due to organic growth of 7.8% and favorable foreign currency translation of 3.2%.
Cost of Revenues

	Three Months Ended June 30,
	2025	2024	Change
Cost of revenues	$2,481.1	$2,294.5	8.1%
Cost of revenues as a % of revenues	70.3%	71.2%
Cost of revenues increased 8.1% during the three months ended June 30, 2025, as compared with the corresponding period in 2024. Cost of revenues as a percentage of revenues during the three months ended June 30, 2025, decreased to 70.3% as compared to 71.2% in the corresponding period in 2024. This decrease was primarily due to increased demand as the Company leveraged the growth of its revenues.

Selling, General, and Administrative Expenses

	Three Months Ended June 30,
	2025	2024	Change
Selling, general, and administrative expenses	$579.3	$557.8	3.8%
Selling, general, and administrative expenses as a % of revenues	16.4%	17.3%
Selling, general, and administrative expenses as a percentage of revenues were 16.4% and 17.3% during the three months ended June 30, 2025, and 2024, respectively. The decrease was primarily due to increased demand as the Company leveraged the growth of its revenues and a decrease in costs related to the Spin-off of Fortrea, partially offset by higher personnel costs and the impact from Invitae.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2025	2024	Change
Amortization of intangibles and other assets	$68.3	$62.2	9.7%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2024.
Restructuring and Other Charges

	Three Months Ended June 30,
	2025	2024	Change
Restructuring and other charges	$4.1	$11.6	(64.4)%
During the three months ended June 30, 2025, the Company recorded net restructuring and other charges of $4.1. The charges were comprised of $15.1 in contract termination costs, $9.4 related to severance and other personnel costs, and $7.3 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $26.4 in unused facility-related costs and $1.3 in unused severance-related costs.
During the three months ended June 30, 2024, the Company recorded net restructuring and other charges of $11.6. The charges were comprised of $9.2 related to severance and other personnel costs and $2.7 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $0.3 in unused facility-related costs.
Interest Expense

	Three Months Ended June 30,
	2025	2024	Change
Interest expense	$57.1	$47.6	20.0%
For the three months ended June 30, 2025, interest expense increased 20.0% as compared with the corresponding period in 2024. The increase was primarily due to a higher average amount of total debt outstanding during the three months ended June 30, 2025, when compared to the three months ended June 30, 2024.
Equity Method Loss, Net

	Three Months Ended June 30,
	2025	2024	Change
Equity method loss, net	$(1.7)	$(0.3)	(477.1)%
 Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in equity method loss for the three months ended June 30, 2025, as compared with the corresponding period in 2024, was due to incremental losses from investments.
Other, Net

	Three Months Ended June 30,
	2025	2024	Change
Other, net	$(32.7)	$19.5	(268.3)%
 The change in Other, net for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, is primarily due to investment losses of $31.3 recorded during the three months ended June 30, 2025, compared to investment losses of $1.5 for the corresponding period of 2024. In addition, there was a $22.4 decrease of transition services fees charged to Fortrea for the three months ended June 30, 2025, as compared with the corresponding period in 2024, related to administrative and information technology systems support. The costs to provide these transition services are included in operating income, but the service fees are included in other income.

Provision for Income Taxes

	Three Months Ended June 30,
	2025	2024	Change
Provision for income taxes	$66.4	$62.1	6.9%
Provision for income taxes as a % of earnings before taxes	21.8%	23.2%
The decrease in the effective tax rate for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, was primarily attributable to incremental tax benefits on the vesting of employee stock plan awards and the recognition of previously reserved uncertain tax benefits.
Operating Results by Segment

	Three Months Ended June 30,
	2025	2024	Change
Dx segment operating income	$482.8	$441.5	9.3%
Dx segment operating margin	17.6%	17.5%	0.1%
BLS segment operating income	123.3	107.4	14.8%
BLS segment operating margin	15.7%	15.2%	0.5%
Segment operating income	606.1	548.9	10.4%
General corporate and unallocated expenses	(139.2)	(180.3)	(22.8)%
Amortization of intangibles and other assets	(68.3)	(62.2)	9.7%
Restructuring and other charges	(4.1)	(11.6)	(64.4)%
Total Operating income	$394.5	$294.8	33.8%
Dx operating income was $482.8 for the three months ended June 30, 2025, an increase of $41.3 over operating income of $441.5 in the corresponding period of 2024, and Dx operating margin increased 10 basis points year-over-year. The increase in operating margin was primarily due to an increase in organic demand, partially offset by the impact of Invitae.
BLS operating income was $123.3 for the three months ended June 30, 2025, an increase of $15.9 over operating income of $107.4 in the corresponding period of 2024, and BLS operating margin increased 50 basis points year-over-year. The increase was primarily due to an increase in organic demand and operating efficiencies.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $139.2 for the three months ended June 30, 2025, a decrease of $41.1 compared to corporate expenses of $180.3 in the corresponding period of 2024, primarily due to costs related to the Spin-off of Fortrea that were incurred during the three months ended June 30, 2024, but did not reoccur in the corresponding period of 2025.
Revenues

	Six Months Ended June 30,
	2025	2024	Change
Dx	$5,378.4	$5,004.6	7.5%
BLS	1,506.1	1,417.9	6.2%
Intercompany eliminations and other	(12.1)	(25.0)	(51.6)%
Total	$6,872.4	$6,397.5	7.4%
Dx revenues for the six months ended June 30, 2025, were $5,378.4, an increase of 7.5% over $5,004.6 during the six months ended June 30, 2024. The increase was due to acquisitions, net of divestitures, of 4.7% and organic revenue of 3.0%, partially offset by unfavorable foreign currency translation of 0.2%.
Dx total volume, measured by requisitions, increased by 4.0% as organic volume increased by 2.2% and acquisition volume, net of divestitures, contributed 1.8%. Price/mix increased by 3.5% due to acquisitions, net of divestitures, of 2.8% and organic growth of 0.9%, partially offset by unfavorable foreign currency translation of 0.2%.
BLS revenues for the six months ended June 30, 2025, were $1,506.1, an increase of 6.2% over $1,417.9 during the six months ended June 30, 2024. The increase was due to organic growth of 5.2% and favorable foreign currency translation of 1.0%.

Cost of Revenues

	Six Months Ended June 30,
	2025	2024	Change
Cost of revenues	$4,878.2	$4,573.8	6.7%
Cost of revenues as a % of revenues	71.0%	71.5%
Cost of revenues increased 6.7% during the six months ended June 30, 2025, as compared with the corresponding period in 2024. Cost of revenues as a percentage of revenues during the six months ended June 30, 2025, decreased to 71.0% as compared to 71.5% in the corresponding period in 2024. This decrease was primarily due to increased demand as the Company leveraged the growth of its revenues.
Selling, General, and Administrative Expenses

	Six Months Ended June 30,
	2025	2024	Change
Selling, general, and administrative expenses	$1,125.3	$1,066.2	5.5%
Selling, general, and administrative expenses as a % of revenues	16.4%	16.7%
Selling, general, and administrative expenses as a percentage of revenues were 16.4% and 16.7% during the six months ended June 30, 2025, and 2024, respectively. The decrease was primarily due to increased demand as the Company leveraged the growth of its revenues and a decrease in costs related to the Spin-off of Fortrea, partially offset by higher personnel costs and the impact from Invitae.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2025	2024	Change
Amortization of intangibles and other assets	$137.9	$122.3	12.8%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2024.
Goodwill and Other Asset Impairments

	Six Months Ended June 30,
	2025	2024	Change
Goodwill and other asset impairments	$—	$2.5	(100.0)%
The impairment charges for the six months ended June 30, 2024, were primarily due to the decommissioning of a robotic asset.
Restructuring and Other Charges

	Six Months Ended June 30,
	2025	2024	Change
Restructuring and other charges	$10.5	$16.6	(37.6)%
During the six months ended June 30, 2025, the Company recorded net restructuring and other charges of $10.5. The charges were comprised of $17.0 related to severance and other personnel costs, $15.1 in contract termination costs, and $7.3 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $27.5 in unused facility-related costs and $1.4 in unused severance-related costs.
During the six months ended June 30, 2024, the Company recorded net restructuring and other charges of $16.6. The charges were comprised of $15.1 related to severance and other personnel costs and $1.8 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $0.3 in unused facility-related costs.
Interest Expense

	Six Months Ended June 30,
	2025	2024	Change
Interest expense	$113.1	$94.5	19.8%
For the six months ended June 30, 2025, interest expense increased 19.8% as compared with the corresponding period in 2024. The increase was primarily due to a higher average amount of total debt outstanding during the six months ended June 30, 2025, when compared to the six months ended June 30, 2024.

Equity Method Loss, Net

	Six Months Ended June 30,
	2025	2024	Change
Equity method loss, net	$(2.0)	$(0.2)	(716.4)%
Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in equity method loss for the six months ended June 30, 2025, as compared with the corresponding period in 2024, was due to incremental losses from investments.
Other, net

	Six Months Ended June 30,
	2025	2024	Change
Other, net	$(33.7)	$39.5	(185.2)%
 The change in Other, net for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is primarily due to a $41.5 decrease of transition services fees charged to Fortrea for the six months ended June 30, 2025, as compared with the corresponding period in 2024, related to administrative and information technology systems support. The costs to provide these transition services are included in operating income, but the service fees are included in other income. In addition, investment losses of $34.7 were recorded during the six months ended June 30, 2025, compared to investment losses of $5.7 for the corresponding period of 2024.
Provision for Income Taxes

	Six Months Ended June 30,
	2025	2024	Change
Provision for income taxes	$128.6	$131.2	(1.9)%
Provision for income taxes as a % of earnings before taxes	22.2%	23.2%
The decrease in the effective tax rate for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily attributable to incremental tax benefits on the vesting of employee stock plan awards.
Operating Income by Segment

	Six Months Ended June 30,
	2025	2024	Change
Dx segment operating income	$910.3	$859.4	5.9%
Dx segment operating margin	16.9%	17.2%	(0.3)%
BLS segment operating income	230.2	207.3	11.0%
BLS segment operating margin	15.3%	14.6%	0.7%
Segment operating income	1,140.5	1,066.7	6.9%
General corporate and unallocated expenses	(271.6)	(309.2)	(12.2)%
Amortization of intangibles and other assets	(137.9)	(122.3)	12.8%
Goodwill and other asset impairments	—	(2.5)	(100.0)%
Restructuring and other charges	(10.5)	(16.6)	(37.6)%
Operating income	$720.5	$616.1	17.0%

Dx operating income was $910.3 for the six months ended June 30, 2025, an increase of $50.9 over operating income of $859.4 in the corresponding period of 2024, and Dx operating margin decreased 30 basis points year-over-year. The decrease in operating margin was primarily due to the impact from Invitae, partially offset by increased organic demand.
BLS operating income was $230.2 for the six months ended June 30, 2025, an increase of $22.9 over operating income of $207.3 in the corresponding period of 2024, and BLS operating margin increased 70 basis points year-over-year. The increase was primarily due to organic demand and operating efficiencies.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $271.6 for the six months ended June 30, 2025, a decrease of $37.6 over corporate expenses of $309.2 in the corresponding period of 2024, primarily due to costs related to the Spin-off of Fortrea that were incurred during the six months ended June 30, 2024, but did not reoccur in the corresponding period of 2025.

LIQUIDITY AND CAPITAL RESOURCES (dollars in millions, except per share data)
The Company’s cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company’s senior unsecured revolving credit facility is further discussed in Note 6 Debt to the Company’s Condensed Consolidated Financial Statements.
The Company’s cash flows were as follows:

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$639.1	$531.3
Net cash used for investing activities	(430.1)	(578.1)
Net cash used for financing activities	(1,107.1)	(221.7)
Effect of exchange rate changes on Cash and cash equivalents	26.7	(3.2)
Net decrease in Cash and cash equivalents	$(871.4)	$(271.7)
Cash and Cash Equivalents
Cash and cash equivalents at June 30, 2025, and 2024, totaled $647.3 and $265.1, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the six months ended June 30, 2025, the Company’s operations provided $639.1 of cash as compared to $531.3 of cash provided during the same period in 2024. The $107.8 increase in cash provided by operations in 2025 as compared with the corresponding 2024 period was primarily due to higher earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2025, was $430.1 as compared to $578.1 for the six months ended June 30, 2024. The decrease in cash used for investing activities for the six months ended June 30, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in business acquisitions and lower capital expenditures, partially offset by an equity method investment in SYNLAB during the six months ended June 30, 2025.
Capital expenditures were $203.9 and $262.0 for the six months ended June 30, 2025, and 2024, respectively. Capital expenditures for the six months ended June 30, 2025, were 3.0% of revenues, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, and further acquisition integration activities.
Cash Flows from Financing Activities
Net cash used for financing activities for the six months ended June 30, 2025, was $1,107.1 as compared to $221.7 for the six months ended June 30, 2024. The change in cash flows from financing activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to the Company’s $1,000.0 payment of the 3.60% senior notes due February 2025 and a $100.0 increase in common stock repurchases, partially offset by proceeds of $225.0 from the Company’s accounts receivable securitization facility.
In addition to Cash and cash equivalents, at June 30, 2025, the Company had $1,000.0 of available borrowings under its revolving credit facility, which, as amended on June 27, 2025, does not expire until 2030. Under the Company’s credit facilities and indentures relating to the Company’s senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the credit facilities, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the credit facilities and the indentures related to the Company’s outstanding senior notes as of June 30, 2025. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next 12 months.
At June 30, 2025, the Company had outstanding authorization from its board of directors (Board) to purchase up to $1,080.4 maximum value of Company common stock, par value $0.10 per share (Common Stock). The repurchase authorization has no expiration date.
For the six months ended June 30, 2025, the Company paid $121.5 in Common Stock dividends. On July 10, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $60.6 in the aggregate. The dividend will be payable on September 11, 2025, to stockholders of record of all issued and outstanding shares of Common

Stock at the close of business on August 28, 2025. The declaration and payment of any future dividends will be at the discretion of the Board.
Guarantor Information
In 2024, the Company, LCAH and U.S. Bank Trust Company, National Association (the Trustee) entered into a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to the indenture, dated as of November 19, 2010, between LCAH and the Trustee (2010 Indenture). In addition, the Company, LCAH and the Trustee entered into the 2024 Indenture on September 23, 2024 (the 2024 Indenture, together with the 2010 Indenture, the Indentures). The Seventeenth Supplemental Indenture, among other things, provides for the full and unconditional guarantee by the Company of LCAH’s obligations under the 2010 Indenture, and each series of senior unsecured notes issued and outstanding thereunder, and the 2024 Indenture provides for the full and unconditional guarantee by the Company of LCAH’s obligations, and each series of senior unsecured notes issued and outstanding, thereunder (collectively, the Labcorp Holdings Guarantees). Also, the Indentures permit the Company to satisfy LCAH’s reporting obligations so long as the Labcorp Holdings Guarantees remain in place and the Company’s Condensed Consolidated Financial Statements and other information comply with the requirements of Rule 3-10 of Regulation S-X.
At June 30, 2025, there was $3,092.7 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for LCAH because the assets, liabilities, and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Condensed Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Other Commercial Commitments
The Company has outstanding debt instruments. At June 30, 2025, the Company had total future payments of $5,618.2, with $500.4 of payments due within 12 months.
The Company has leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At June 30, 2025, the Company had total future payments for short-term and long-term leases of $1,166.0, with payments of $225.9 due within 12 months.
In connection with the pending acquisitions of select assets of the laboratory business of BioReference Health and select assets of the outreach business from Community Health Systems, Inc., the Company expects to pay up to $420.0, which includes $32.5 of consideration contingent on performance. The Company expects both transactions to close in 2025, subject to customary closing conditions and applicable regulatory approvals. See Note 3 Business Acquisitions and Dispositions to the Company’s Condensed Consolidated Financial Statements for additional information.
At June 30, 2025, the Company had provided letters of credit aggregating approximately $103.3, primarily in connection with certain insurance programs which are renewed annually.
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
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates that appear in Part II - Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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
Foreign Currency Exchange Rates
Approximately 13.4% and 13.7% of the Company’s revenues for the six months ended June 30, 2025, and 2024, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company’s Condensed Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for the purpose of reporting the Company’s consolidated financial results. In the second quarter of 2025 and the year ended December 31, 2024, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro, and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2025, by approximately $14.1. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $156.6 and $(7.2) for the quarter ended June 30, 2025, and 2024, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months, and in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2025, the Company had 17 open foreign exchange forward contracts with various amounts maturing monthly through July 2025 with a notional value totaling approximately $670.0. At December 31, 2024, the Company had 12 open foreign exchange forward contracts with various amounts maturing monthly through January 2025 with a notional value totaling approximately $302.4.
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
In May 2021, to hedge against changes in the fair value portion of the Company’s long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates based initially on the three-month London Interbank Offered Rate and later changed to the Secured Overnight Financing Rate in 2023, plus 1.0706%.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (dollars and shares in millions, except per share data)
During the three months ended June 30, 2025, the Company repurchased the following shares of its common stock:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	—	$—	—	$1,280.4
May 1 - May 31	0.7	$246.08	0.7	$1,092.0
June 1 - June 30	0.1	$247.76	0.1	$1,080.4
	0.8	$246.18	0.8
At June 30, 2025, the Company had outstanding authorization from its Board to purchase up to $1,080.4 maximum value of Common Stock. The repurchase authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended June 30, 2025, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Duration
Adam H. Schechter	May 8, 2025	Rule 10b5-1 Trading Arrangement	Up to	(27,273)	(1)	11/20/2026	(2)
President and Chief Executive Officer
(1) The figure presented represents shares of Common Stock previously acquired from equity award vesting events.
(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the date listed in the table.

ITEM 6. EXHIBITS

(a)
10.1
Fourth Amended and Restated Credit Agreement dated as of June 27, 2025, (originally dated as of April 30, 2021), among the Company, Bank of America, N.A., as administrative agent, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025).

10.2+	Labcorp Holdings Inc 2025 Omnibus Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2025).
10.3+	Labcorp Holdings Inc. 2025 Employee Stock Purchase Plan (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2025).
22.1*	Subsidiary Issuers of Guaranteed Securities
31.1*	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
101.INS*	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

*	filed herewith
**	furnished herewith
+	Management contracts or compensatory plans or arrangements

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
Dated: August 1, 2025