Form 10-Q
period 2025-09-30
LABCORP HOLDINGS INC.
filed 2025-10-31
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2025, there were 82.9 million shares of the registrant’s common stock, $0.10 par value, outstanding.

Part I. Financial Information

Part II. Other Information

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$598.1	$1,518.7
Accounts receivable, net	2,109.1	1,944.1
Unbilled services, net	156.1	152.9
Supplies inventory	521.5	493.2
Prepaid expenses and other	694.0	697.6
Total current assets	4,078.8	4,806.5
Property, plant, and equipment, net	3,112.8	3,045.4
Goodwill, net	6,682.3	6,369.7
Intangible assets, net	3,571.4	3,488.9
Joint venture partnerships and equity method investments	168.2	16.3
Other assets, net	648.1	652.2
Total assets	$18,261.6	$18,379.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$668.5	$875.8
Accrued expenses and other	878.0	871.2
Unearned revenue	391.6	392.2
Short-term operating lease liabilities	186.7	184.6
Short-term finance lease liabilities	4.5	6.1
Short-term borrowings and current portion of long-term debt	499.9	1,000.3
Total current liabilities	2,629.2	3,330.2
Long-term debt	5,082.5	5,331.2
Operating lease liabilities	692.0	676.3
Financing lease liabilities	64.3	74.3
Deferred income taxes and other tax liabilities	441.5	383.1
Other liabilities	639.1	517.4
Total liabilities	9,548.6	10,312.5
Commitments and contingent liabilities
Noncontrolling interest	16.1	14.3
Shareholders’ equity:
Common stock 83.0 and 83.4 shares outstanding at September 30, 2025, and December 31, 2024, respectively	7.5	7.6
Additional paid-in capital	33.0	2.8
Retained earnings	8,698.4	8,303.4
Accumulated other comprehensive loss	(42.0)	(261.6)
Total shareholders’ equity	8,696.9	8,052.2
Total liabilities and shareholders’ equity	$18,261.6	$18,379.0

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$3,563.5	$3,282.0	$10,435.9	$9,679.5
Cost of revenues	2,538.4	2,377.6	7,416.6	6,951.4
Gross profit	1,025.1	904.4	3,019.3	2,728.1
Selling, general, and administrative expenses	552.4	568.6	1,677.7	1,634.8
Amortization of intangibles and other assets	69.5	63.7	207.4	186.0
Goodwill and other asset impairments	0.7	—	0.7	2.5
Restructuring and other charges	5.9	18.0	16.4	34.6
Operating income	396.6	254.1	1,117.1	870.2
Other (expense) income:
Interest expense	(56.0)	(50.4)	(169.1)	(144.9)
Investment income	3.5	3.1	11.7	7.3
Equity method loss, net	(5.2)	(0.5)	(7.2)	(0.7)
Other, net	(1.9)	4.3	(35.6)	43.8
Earnings from operations before income taxes	337.0	210.6	916.9	775.7
Provision for income taxes	75.5	41.0	204.1	172.2
Net earnings	261.5	169.6	712.8	603.5
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.3)	(1.0)	(0.9)
Net earnings attributable to Labcorp Holdings Inc.	$261.1	$169.3	$711.8	$602.6

Earnings per share:
Basic earnings per share	$3.14	$2.02	$8.54	$7.17
Diluted earnings per share	$3.12	$2.00	$8.48	$7.13

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$261.5	$169.6	$712.8	$603.5
Foreign currency translation adjustments	(7.8)	78.3	218.5	(53.2)
Net benefit plan adjustments	0.6	1.6	1.5	(0.1)
Other comprehensive (loss) earnings before tax	(7.2)	79.9	220.0	(53.3)
Provision for income tax related to items of comprehensive earnings	(0.2)	(1.1)	(0.4)	(0.6)
Other comprehensive (loss) earnings, net of tax	(7.4)	78.8	219.6	(53.9)
Comprehensive earnings	254.1	248.4	932.4	549.6
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.3)	(1.0)	(0.9)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$253.7	$248.1	$931.4	$548.7

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2023	$7.7	$38.4	$7,888.2	$(59.3)	$7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	228.0	—	228.0
Other comprehensive loss, net of tax	—	—	—	(126.1)	(126.1)
Dividends declared	—	—	(60.9)	—	(60.9)
Issuance of common stock under employee stock plans	—	26.7	—	—	26.7
Net share settlement tax payments from issuance of stock to employees	—	(14.7)	—	—	(14.7)
Stock compensation	—	31.6	—	—	31.6
BALANCE AT MARCH 31, 2024	$7.7	$82.0	$8,055.3	$(185.4)	$7,959.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	205.3	—	205.3
Other comprehensive loss, net of tax	—	—	—	(6.6)	(6.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(23.1)	—	—	(23.1)
Stock compensation	—	30.8	—	—	30.8
Purchase of common stock	—	(77.2)	(22.8)	—	(100.0)
BALANCE AT JUNE 30, 2024	$7.7	$12.5	$8,177.6	$(192.0)	$8,005.8
Net earnings attributable to Labcorp Holdings Inc.	—	—	169.3	—	169.3
Other comprehensive earnings, net of tax	—	—	—	78.8	78.8
Dividends declared	—	—	(61.1)	—	(61.1)
Issuance of common stock under employee stock plans	—	26.3	—	—	26.3
Net share settlement tax payments from issuance of stock to employees	—	(0.9)	—	—	(0.9)
Stock compensation	—	27.0	—	—	27.0
Purchase of common stock	(0.1)	(64.9)	(10.0)	—	(75.0)
BALANCE AT SEPTEMBER 30, 2024	$7.6	$—	$8,275.8	$(113.2)	$8,170.2

BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.8	—	212.8
Other comprehensive earnings, net of tax	—	—	—	70.0	70.0
Dividends declared	—	—	(60.6)	—	(60.6)
Issuance of common stock under employee stock plans	—	25.7	—	—	25.7
Net share settlement tax payments from issuance of stock to employees	—	(25.5)	—	—	(25.5)
Stock compensation	—	32.8	—	—	32.8
BALANCE AT MARCH 31, 2025	$7.6	$35.8	$8,455.6	$(191.6)	$8,307.4
Net earnings attributable to Labcorp Holdings Inc.	—	—	237.9	—	237.9
Other comprehensive earnings, net of tax	—	—	—	157.0	157.0
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(3.5)	—	—	(3.5)
Stock compensation	—	34.1	—	—	34.1
Purchase of common stock	(0.1)	(64.6)	(135.3)	—	(200.0)
BALANCE AT JUNE 30, 2025	$7.5	$1.8	$8,498.0	$(34.6)	$8,472.7
Net earnings attributable to Labcorp Holdings Inc.	—	—	261.1	—	261.1
Other comprehensive loss, net of tax	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	(60.7)	—	(60.7)
Issuance of common stock under employee stock plans	—	28.6	—	—	28.6
Net share settlement tax payments from issuance of stock to employees	—	(1.6)	—	—	(1.6)
Stock compensation	—	29.2	—	—	29.2
Purchase of common stock	—	(25.0)	—	—	(25.0)
BALANCE AT SEPTEMBER 30, 2025	$7.5	$33.0	$8,698.4	$(42.0)	$8,696.9

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$712.8	$603.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	508.1	472.9
Stock compensation	96.1	89.4
Operating lease right-of-use asset expense	149.1	136.7
Goodwill and other asset impairments	0.7	2.5
Deferred income taxes	76.4	(58.6)
Other, net	51.7	46.0
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(130.4)	(143.2)
Decrease in unbilled services	3.9	22.8
(Increase) decrease in supplies inventory	(17.9)	2.0
Decrease (increase) in prepaid expenses and other	15.8	(39.8)
Decrease in accounts payable	(204.4)	(138.2)
Decrease in unearned revenue	(12.6)	(27.9)
Decrease in accrued expenses and other	(223.0)	(159.5)
Net cash provided by operating activities	1,026.3	808.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(310.6)	(377.8)
Proceeds from sale of assets	3.5	0.6
Proceeds from sale of business	—	13.5
Proceeds from sale or distribution of equity affiliates or other investments	6.9	—
Purchase of equity affiliates or other investments	(179.9)	(42.3)
Acquisition of businesses, net of cash acquired	(324.0)	(751.2)
Net cash used for investing activities	(804.1)	(1,157.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	2,000.0
Payments on senior notes	(1,000.0)	(600.0)
Proceeds from revolving credit facilities	64.8	2,463.7
Payments on revolving credit facilities	(64.8)	(2,463.7)
Proceeds from accounts receivable securitization	225.0	300.0
Net share settlement tax payments from issuance of stock to employees	(30.6)	(38.7)
Net proceeds from issuance of stock to employees	54.3	53.0
Dividends paid	(181.4)	(183.0)
Purchase of common stock	(225.0)	(175.0)
Other, net	(8.9)	(29.7)
Net cash (used for) provided by for financing activities	(1,166.6)	1,326.6
Effect of exchange rate changes on Cash and cash equivalents	23.8	2.5
Net (decrease) increase in Cash and cash equivalents	(920.6)	980.5
Cash and cash equivalents at beginning of period	1,518.7	536.8
Cash and cash equivalents at end of period	$598.1	$1,517.3

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
The Company reports its business in two segments, Diagnostics Laboratories (Dx) and Biopharma Laboratory Services (BLS). During each of the three months ended September 30, 2025, and 2024, and each of the nine months ended September 30, 2025, and 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
The accompanying Condensed Consolidated Financial Statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The Condensed Consolidated Balance Sheet for the year ended December 31, 2024, was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (GAAP).
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
Recent Accounting Pronouncements Not Yet Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This accounting pronouncement provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when measuring credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use-Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This accounting pronouncement improves the operability of the existing guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Enactment of the One Big Beautiful Bill Act
On July 4, 2025, the United States (U.S.) government enacted into law the One Big Beautiful Bill Act (OBBBA), which includes significant changes to federal tax law, including modifications to bonus depreciation, research and development expensing, and international tax regimes. The tax provisions of the OBBBA will enable the Company to accelerate the realization of $194.7 of deferred tax assets relating to research and development costs over the next two years, but will have no material net impact within the Condensed Consolidated Statement of Operations.
2.    REVENUES
The Company’s Revenues by segment and by payers/customer groups were as follows:

	Three Months Ended September 30, 2025				Three Months Ended September 30, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	23%	—%	—%	23%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	37%	—%	—%	37%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%

	Nine Months Ended September 30, 2025				Nine Months Ended September 30, 2024
	North America	Europe	Other	Total	North America	Europe	Other	Total
Payer/Customer
Dx
Clients	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues by payer	78%	—%	—%	78%	78%	—%	—%	78%
BLS
Pharmaceutical, biotechnology, and medical device companies	9%	9%	4%	22%	9%	9%	4%	22%
Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Revenues in the U.S. were $2,968.5 (83.3%) and $2,738.4 (83.4%) for the three months ended September 30, 2025, and 2024, respectively, and were $8,713.9 (83.5%) and $8,091.8 (83.6%) for the nine months ended September 30, 2025, and 2024, respectively.
Accounts Receivable, Unbilled Services, and Unearned Revenue
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	September 30, 2025	December 31, 2024
Dx accounts receivable	$1,398.8	$1,259.3
BLS accounts receivable	747.0	729.5
Less: BLS allowance for credit losses	(36.7)	(44.7)
Accounts receivable, net	$2,109.1	$1,944.1

Gross unbilled services	$162.8	$160.5
Less: reserve for unbilled services	(6.7)	(7.6)
Unbilled services, net	$156.1	$152.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $16.0 and $20.2 for the three months ended September 30, 2025, and 2024, respectively, and were $119.3 and $98.0 for the nine months ended September 30, 2025, and 2024, respectively.
Allowance for Credit Losses
BLS estimates future expected credit losses on Accounts receivable, net and Unbilled services, net over the remaining collection period of the instrument. The rollforward for the allowance for credit losses was as follows:

	Accounts Receivable, net	Unbilled Services, net	Total
Allowance for credit losses at December 31, 2024	$44.7	$7.6	$52.3
Credit loss expense	1.1	—	1.1
Write offs	(10.8)	(1.2)	(12.0)
Foreign currency impact	1.7	0.3	2.0
Allowance for credit losses at September 30, 2025	$36.7	$6.7	$43.4
3.    BUSINESS ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the nine months ended September 30, 2025, the Company acquired several businesses and related assets for cash of $324.0. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $202.9 in identifiable intangible assets. The weighted-average amortization periods for the customer relationships and non-compete agreements were 15.0 years and 4.8 years, respectively. A residual amount of tax deductible goodwill, including measurement period adjustments relating to prior acquisitions of $196.7 was recorded as of September 30, 2025.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The purchase price allocations for these acquisitions were preliminary at September 30, 2025. The valuation of acquired assets and assumed liabilities included the following:

	BioReference Health	Other Business Acquisitions Closed During the Nine Months Ended September 30, 2025	Measurement Period Adjustments During the Nine Months Ended September 30, 2025	Amounts Acquired During the Nine Months Ended September 30, 2025
Property, plant, and equipment	$—	$0.2	$(0.8)	$(0.6)
Goodwill	105.8	74.1	16.8	196.7
Intangible assets	119.2	83.7	(16.0)	186.9
Total assets acquired	225.0	158.0	—	383.0
Accrued expenses and other	—	24.0	—	24.0
Other liabilities	32.5	2.5	—	35.0
Total liabilities acquired	32.5	26.5	—	59.0
Net assets acquired	192.5	131.5	—	324.0
Cash paid for acquisitions	$192.5	$131.5	$—	$324.0
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
On July 22, 2025, the Company announced that it entered into an agreement with Community Health Systems, Inc. (CHS) to acquire select assets of the outreach business from CHS for a purchase price of approximately $195.0. The transaction is anticipated to close in the fourth quarter of 2025, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
On September 15, 2025, the Company entered into an agreement with Empire City Laboratories, Inc. to acquire select clinical laboratory assets, which serves the New York Tri-State area. The purchase price for the transaction is up to $250.0, including $165.0 payable at closing and up to $85.0 of additional consideration contingent on performance. The transaction is anticipated to close in the first quarter of 2026, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
Supplemental Pro Forma Information
Had the aggregate of the Company’s 2025 and 2024 acquisitions, that were accounted for as business combinations, been completed at January 1, 2024, the Company’s unaudited pro forma results would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$3,589.6	$3,368.4	$10,531.6	$10,065.6
Net earnings attributable to LHI	$266.1	$181.1	$728.1	$640.9
Dispositions
During the nine months ended September 30, 2025, the Company exited an equity method investment for cash proceeds of $6.0. During the nine months ended September 30, 2024, the Company sold the assets of Beacon Laboratory Benefit Solutions, Inc. for cash proceeds of $13.5 and recorded a gain of $4.9 included in Other, net in the Condensed Consolidated Statements of Operations.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Three Months Ended September 30,
	2025			2024
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$261.1		$261.1	$169.3		$169.3
Weighted-average common shares outstanding	83.1	0.6	83.7	84.0	0.4	84.4
Per common share amount	$3.14		$3.12	$2.02		$2.00

	Nine Months Ended September 30,
	2025			2024
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$711.8		$711.8	$602.6		$602.6
Weighted-average common shares outstanding	83.4	0.6	84.0	84.0	0.5	84.5
Per common share amount	$8.54		$8.48	$7.17		$7.13
The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Employee stock options and awards	0.1	0.2	0.1	0.2
5.    GOODWILL AND INTANGIBLE ASSETS
The balances, net of impairment, and changes in the carrying amount of goodwill were as follows:

	Dx	BLS	Total
Balance as of December 31, 2024	$5,102.5	$1,267.2	$6,369.7
Goodwill acquired during the period	179.9	—	179.9
Foreign currency impact and other adjustments to Goodwill	49.6	83.1	132.7
Balance as of September 30, 2025	$5,332.0	$1,350.3	$6,682.3
During the nine months ended September 30, 2025, the Company did not record a goodwill or intangible asset impairment charge.
The cumulative goodwill impairment for the Company as of September 30, 2025, and December 31, 2024, was $648.5 and represents the goodwill of the Company’s Early Development Research Laboratories reporting unit within the BLS segment.
The components of identifiable intangible assets were as follows:

				September 30, 2025			December 31, 2024
	Range of Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,425.4	$(1,742.6)	$2,682.8	$4,114.7	$(1,540.7)	$2,574.0
Patents, licenses, and technology	3	-	15	546.6	(328.8)	217.8	541.0	(298.3)	242.7
Non-compete agreements	3	-	5	194.4	(100.8)	93.6	180.2	(83.9)	96.3
Other	1	-	15	39.9	(27.1)	12.8	39.9	(21.5)	18.4
				$5,206.3	$(2,199.3)	$3,007.0	$4,875.8	$(1,944.4)	$2,931.4
Indefinite-lived intangible assets:
Canadian and other licenses				$564.4	N/A	$564.4	$557.5	N/A	$557.5
Total intangible assets				$5,770.7	$(2,199.3)	$3,571.4	$5,433.3	$(1,944.4)	$3,488.9

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Amortization of intangible assets was $69.5 and $63.7 for the three months ended September 30, 2025, and 2024, respectively, and was $207.4 and $186.0 for the nine months ended September 30, 2025, and 2024, respectively. The amortization expense of intangible assets is estimated to be $76.3 for the remainder of 2025, $281.2 in 2026, $268.1 in 2027, $260.4 in 2028, $247.2 in 2029, and $1,873.8 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
1.55% senior notes due 2026	$500.0	$—
3.60% senior notes due 2025	—	1,000.0
Debt issuance costs	(0.5)	(0.1)
Current portion of note payable	0.4	0.4
Total Short-term borrowings and current portion of long-term debt	$499.9	$1,000.3
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
1.55% senior notes due 2026	$—	$500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	446.6	423.2
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(39.1)	(42.3)
AR facility	525.0	300.0
Note payable	—	0.3
Total Long-term debt	$5,082.5	$5,331.2
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on June 27, 2025. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to certain conditions, including obtaining additional commitments from new or existing lenders. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate equal to either (i) a Secured Overnight Financing Rate-based rate plus a margin ranging from 0.805% to 1.300% or (ii) a base rate plus a margin ranging from 0.0% to 0.300%, in each case depending on the Company’s long-term debt ratings. The Company is required to pay a facility fee quarterly on the aggregate amount of commitments under the revolving credit facility, at a per annum rate ranging from 0.070% to 0.200%, depending on the Company’s long-term debt ratings, regardless of usage. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company’s current revolving credit facility and $103.3 in outstanding letters of credit on the Company’s subfacility as of September 30, 2025. At September 30, 2025, the effective interest rate on the revolving credit facility was 5.16%. The revolving credit facility expires in June 2030.
Under the Company’s revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans and the revolving credit facility at September 30, 2025, and expects that it will remain in compliance with its existing debt covenants for the next 12 months.
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
During the nine months ended September 30, 2025, and 2024, the Company received loan proceeds of $225.0 and $300.0 under the AR Facility, which is included in cash from financing activities in the Condensed Consolidated Statement of Cash Flows.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of its common stock, par value $0.10 per share (Common Stock). The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at September 30, 2025, and December 31, 2024.
The changes in the Company’s shares of Common Stock issued and outstanding are summarized below:

Nine Months Ended September 30, 2025
Beginning balance	83.4
Shares issued under employee stock plans	0.5
Shares repurchased	(0.9)
Ending balance	83.0
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
During the nine months ended September 30, 2025, the Company purchased 0.9 shares of its Common Stock at an average price of $249.27 per share for a total cost of $225.0. During the nine months ended September 30, 2024, the Company purchased 0.8 shares of its Common Stock at an average price of $211.63 per share for a total cost of $175.0.
At September 30, 2025, the Company had outstanding authorization from its board of directors (Board) to purchase up to $1,055.4 maximum value of Common Stock.
Dividends
During each of the three months ended September 30, 2025, and 2024, and each of the nine months ended September 30, 2025, and 2024, a cash dividend of $0.72 and $2.16 per share of Common Stock, respectively, was declared and paid.
On October 8, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $60.6 in the aggregate. The dividend will be paid on December 11, 2025, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on November 26, 2025. The declaration and payment of any future dividends will be at the discretion of the Board.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	218.5	1.5	220.0
Tax effect of adjustments	—	(0.4)	(0.4)
Balance at September 30, 2025	$(46.2)	$4.2	$(42.0)

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
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas healthcare providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney’s fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company’s Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the court entered a Judgment. Plaintiffs filed a Notice of Appeal with respect to the court’s order granting the Company’s Motion for Partial Summary Judgment, referenced above. On

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
December 31, 2024, the Texas Court of Appeals issued a decision reversing the District Court’s order granting the Company’s Motion for Partial Summary Judgment. On February 28, 2025, the Company filed in the Texas Supreme Court a Petition for Review with respect to the Texas Court of Appeals decision. The Company will vigorously defend the lawsuit.
On August 31, 2015, the Company was served with a putative class action lawsuit, Patty Davis v. Laboratory Corporation of America, et al., filed in the Circuit Court of the Thirteenth Judicial Circuit for Hillsborough County, Florida. The complaint alleged that the Company violated the Florida Consumer Collection Practices Act by billing patients who were collecting benefits under the Workers’ Compensation Statutes. The lawsuit sought injunctive relief and actual and statutory damages, as well as recovery of attorney’s fees and legal expenses. In April 2017, the Circuit Court granted the Company’s Motion for Judgment on the Pleadings. The Plaintiff appealed the Circuit Court’s ruling to the Florida Second District Court of Appeal. On October 16, 2019, the Florida Second District Court of Appeal reversed the Circuit Court’s dismissal, but certified a controlling issue of Florida law to the Florida Supreme Court. On February 17, 2020, the Florida Supreme Court accepted jurisdiction of the lawsuit. The court held oral arguments on December 9, 2020. On May 26, 2022, the Florida Supreme Court issued an opinion approving the result of the Florida Second District Court of Appeal in favor of the Plaintiff. On or about October 31, 2024, Labcorp and the Plaintiff (on behalf of the putative class) entered into a Settlement Agreement. On August 13, 2025, the court entered a Final Judgment Approving Settlement Agreement, Certifying Class and Approving Service Fee Award and Attorneys’ Fees and Costs.
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
On May 14, 2020, the Company was served with a putative class action lawsuit, Jose Bermejo v. Laboratory Corporation of America (Bermejo I) filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain non-exempt California-based employees were not properly compensated for driving time or properly paid wages upon termination of employment. The Plaintiff asserted these actions violated various California Labor Code provisions and Section 17200 of the Business and Professional Code. The lawsuit sought monetary damages, civil penalties, and recovery of attorney’s fees and costs.
On June 15, 2020, the lawsuit was removed to the U.S. District Court for the Central District of California. On June 16, 2020, the Company was served with a Private Attorney General Act lawsuit by the same plaintiff in Jose Bermejo v. Laboratory Corporation of America (Bermejo II), filed in the Superior Court of California, County of Los Angeles Central District, alleging that certain Company practices violated California Labor Code penalty provisions related to unpaid and minimum wages, unpaid overtime, unpaid meal and rest break premiums, untimely payment of wages following separation of employment, failure to maintain accurate pay records, and non-reimbursement of business expenses. The second lawsuit sought to recover civil penalties and recovery of attorney’s fees and costs. On October 28, 2020, the court issued an order staying proceedings in Bermejo II pending resolution of Bermejo I. The second lawsuit sought to recover civil penalties and recovery of attorney’s fees

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
and costs. On February 24, 2022, the parties entered into a Memorandum of Understanding of the terms of a settlement of the Bermejo I and Bermejo II lawsuits. The court granted preliminary approval of the parties’ settlement agreement of the Bermejo I lawsuit on March 17, 2023, and of the Bermejo II lawsuit on November 29, 2023. On October 15, 2025, the court granted final approval of the parties’ settlements in both Bermejo I and Bermejo II and dismissed the lawsuits.
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
9.    FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		September 30, 2025
		Fair Value at	Using Fair Value Hierarchy
		September 30, 2025	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.1	$—	$16.1	$—
Cross currency swaps	Other liabilities	$282.3	$—	$282.3	$—
Interest rate swaps	Other liabilities	$53.4	$—	$53.4	$—
Cash surrender value of life insurance policies	Other assets, net	$107.9	$—	$107.9	$—
Deferred compensation asset	Other assets, net	$50.4	$—	$50.4	$—
Deferred compensation liability	Other liabilities	$146.8	$—	$146.8	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$67.3	$—	$—	$67.3

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		December 31, 2024
		Fair Value at	Using Fair Value Hierarchy
		December 31, 2024	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.3	$—	$14.3	$—
Cross currency swaps	Other liabilities	$142.7	$—	$142.7	$—
Interest rate swaps	Other liabilities	$76.8	$—	$76.8	$—
Cash surrender value of life insurance policies	Other assets, net	$102.1	$—	$102.1	$—
Deferred compensation asset	Other assets, net	$35.7	$—	$35.7	$—
Deferred compensation liability	Other liabilities	$132.5	$—	$132.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$10.8	$—	$—	$10.8

Fair Value Measurement of Level 3 Liabilities:	Contingent Consideration
Balance at December 31, 2024	$10.8
Additions from business acquisitions	56.5
Balance at September 30, 2025	$67.3
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Condensed Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,954.8 and $5,762.6 as of September 30, 2025, and December 31, 2024, respectively. The Company’s senior notes are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing.
Interest Rate Swaps
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates currently based on the three-month Secured Overnight Financing Rate, plus 1.7060%.
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
The table below provides information regarding the location and amount of pretax gains (losses) of derivatives designated in fair value hedging relationships:

	Amounts included in other comprehensive income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cross currency swaps	$8.7	$(71.8)	$(139.6)	$(66.4)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2025	2024
Cash paid during the period for:
Interest	$217.0	$179.0
Income taxes, net of refunds	$159.7	$194.5
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(11.5)	$(35.6)
11.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and nine months ended September 30, 2025, and 2024. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the chief operating decision maker (CODM) for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,769.6	$799.1	$(5.2)	$3,563.5

Operating Earnings:
Labor	1,200.6	313.8
Supplies	589.4	119.5
Shipping costs		101.8
Depreciation	66.4	29.0
Other operating expenses	462.8	102.8
Segment operating income	$450.4	$132.2		$582.6
General corporate and unallocated expenses				(109.9)
Amortization of intangibles and other assets				(69.5)
Restructuring and other charges				(5.9)
Goodwill and other asset impairments				(0.7)
Total Operating income				396.6
Other (expense) income:
Interest expense				(56.0)
Investment income				3.5
Equity method loss, net				(5.2)
Other, net				(1.9)
Earnings from operations before income taxes				$337.0

	Three Months Ended September 30, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,553.5	$737.7	$(9.2)	$3,282.0

Operating Earnings:
Labor	1,146.3	293.1
Supplies	538.1	109.5
Shipping costs		93.7
Depreciation	65.1	31.5
Other operating expenses	416.6	89.0
Segment operating income	$387.4	$120.9		$508.3
General corporate and unallocated expenses				(172.5)
Amortization of intangibles and other assets				(63.7)
Restructuring and other charges				(18.0)
Total Operating income				254.1
Other (expense) income:
Interest expense				(50.4)
Investment income				3.1
Equity method loss, net				(0.5)
Other, net				4.3
Earnings from operations before income taxes				$210.6

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$8,148.0	$2,305.2	$(17.3)	$10,435.9

Operating Earnings:
Labor	3,479.3	905.8
Supplies	1,767.3	361.4
Shipping costs		295.0
Depreciation	193.5	86.6
Other operating expenses	1,347.2	294.0
Segment operating income	$1,360.7	$362.4		$1,723.1
General corporate and unallocated expenses				(381.5)
Amortization of intangibles and other assets				(207.4)
Restructuring and other charges				(16.4)
Goodwill and other asset impairments				(0.7)
Total Operating income				1,117.1
Other (expense) income:
Interest expense				(169.1)
Investment income				11.7
Equity method loss, net				(7.2)
Other, net				(35.6)
Earnings from operations before income taxes				$916.9

	Nine Months Ended September 30, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$7,558.1	$2,155.6	$(34.2)	$9,679.5

Operating Earnings:
Labor	3,274.6	869.2
Supplies	1,642.8	319.7
Shipping costs		271.8
Depreciation	189.9	93.0
Other operating expenses	1,204.0	273.7
Segment operating income	$1,246.8	$328.2		$1,575.0
General corporate and unallocated expenses				(481.7)
Amortization of intangibles and other assets				(186.0)
Restructuring and other charges				(34.6)
Goodwill and other asset impairments				(2.5)
Total Operating income				870.2
Other (expense) income:
Interest expense				(144.9)
Investment income				7.3
Equity method loss, net				(0.7)
Other, net				43.8
Earnings from operations before income taxes				$775.7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q (Quarterly Report), Labcorp® Holdings Inc. together with its subsidiaries (Labcorp, LHI or the Company) has made, and from time to time may otherwise make in its public filings, press releases, and discussions by Company management, forward-looking statements concerning the Company’s operations, performance, and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Risk Factors” section of the Annual Report on Form 10-K, and in the Company’s other public filings, press releases, and discussions with Company management, including:
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

GENERAL (dollars in millions)
For the three months ended September 30, 2025, the Company’s revenues were $3,563.5, an increase of 8.6% from $3,282.0 for the corresponding period in 2024. The 8.6% increase for the three months ended September 30, 2025, as compared to the corresponding period in 2024, was due to organic revenue of 6.2%, acquisitions, net of divestitures, of 1.7%, and favorable foreign currency translation of 0.7%.
For the nine months ended September 30, 2025, the Company’s revenues were $10,435.9, an increase of 7.8% from $9,679.5 for the corresponding period in 2024. The 7.8% increase for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, was due to organic revenue of 4.6%, acquisitions, net of divestitures, of 3.0%, and favorable foreign currency translation of 0.3%.
The Company defines organic growth as the change in revenue excluding the year-over-year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a 12-month period following the closing of each transaction.
On June 30, 2023, the Company completed the Spin-off. The Transition Services Agreement (TSA) dated June 29, 2023 between Fortrea and Laboratory Corporation of America Holdings (LCAH) expired on June 30, 2025, and all services provided under the TSA terminated on or before the expiration date.
On July 4, 2025, the U.S. government enacted into law the One Big Beautiful Bill Act (OBBBA), which includes provisions addressing regulations and federal funding affecting healthcare. These provisions include, but are not limited to, changes to Medicaid and the Affordable Care Act, and could lead to revised regulatory requirements and reduced federal funding. As a result of these changes, the Company could experience a decline in utilization of its diagnostic testing services due to a reduction in overall insurance coverage, which may cause the Company’s revenue to decrease. However, the Company currently believes any such reduction would not likely have a material impact on its results of operations in future periods. The potential impacts described above represent the Company’s assessment at this time, and the Company will continue to evaluate the impact of the OBBBA on its business and operations as the legislation’s provisions continue to become effective through 2028.
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance.
Revenues

	Three Months Ended September 30,
	2025	2024	Change
Dx	$2,769.6	$2,553.5	8.5%
BLS	799.1	737.7	8.3%
Intercompany eliminations and other	(5.2)	(9.2)	43.5%
Total	$3,563.5	$3,282.0	8.6%
Dx revenues for the three months ended September 30, 2025, were $2,769.6, an increase of 8.5% over $2,553.5 in the third quarter of 2024. The increase was primarily due to organic revenue of 6.3% and acquisitions, net of divestitures, of 2.2%.
Dx total volume, measured by requisitions, increased by 4.7% as organic volume increased by 3.5% and acquisition volume, net of divestitures, contributed 1.2%. Price/mix increased by 3.7% primarily due to organic growth of 2.8% and acquisitions, net of divestitures, of 1.0%.
BLS revenues for the three months ended September 30, 2025, were $799.1, an increase of 8.3% over $737.7 in the third quarter of 2024. The increase was due to organic growth of 5.3% and favorable foreign currency translation of 3.0%.
Cost of Revenues

	Three Months Ended September 30,
	2025	2024	Change
Cost of revenues	$2,538.4	$2,377.6	6.8%
Cost of revenues as a % of revenues	71.2%	72.4%
Cost of revenues increased 6.8% during the three months ended September 30, 2025, as compared with the corresponding period in 2024. Cost of revenues as a percentage of revenues during the three months ended September 30, 2025, decreased to 71.2% as compared to 72.4% in the corresponding period in 2024. This decrease was primarily due to operational efficiencies and the impact from revenue growth, including the performance of Invitae.

Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2025	2024	Change
Selling, general, and administrative expenses	$552.4	$568.6	(2.9)%
Selling, general, and administrative expenses as a % of revenues	15.5%	17.3%
Selling, general, and administrative expenses as a percentage of revenues were 15.5% and 17.3% during the three months ended September 30, 2025, and 2024, respectively. The decrease was primarily due to the impact from revenue growth, including the performance of Invitae, and a decrease in costs related to the Spin-off of Fortrea.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2025	2024	Change
Amortization of intangibles and other assets	$69.5	$63.7	9.1%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2024.
Goodwill and Other Asset Impairments

	Three Months Ended September 30,
	2025	2024	Change
Goodwill and other asset impairments	$0.7	$—	100.0%
The impairment charges for the three months ended September 30, 2025, were due to the write-off of certain capitalized software costs.
Restructuring and Other Charges

	Three Months Ended September 30,
	2025	2024	Change
Restructuring and other charges	$5.9	$18.0	(66.4)%
During the three months ended September 30, 2025, the Company recorded net restructuring and other charges of $5.9. The charges were comprised of $4.2 related to severance and other personnel costs, $1.8 in facility-related costs, and $0.2 in contract termination costs. The charges were adjusted by the reversal of a previously established liability of $0.2 in unused severance and other personnel costs and $0.1 in unused facility-related costs.
During the three months ended September 30, 2024, the Company recorded net restructuring and other charges of $18.0. The charges were comprised of $19.3 related to severance and other personnel costs. The charges were adjusted by the reversal of a previously established liability of $1.2 in unused severance and other personnel costs and $0.1 in unused facility-related costs.
Interest Expense

	Three Months Ended September 30,
	2025	2024	Change
Interest expense	$56.0	$50.4	10.9%
For the three months ended September 30, 2025, interest expense increased 10.9% as compared with the corresponding period in 2024. The increase was primarily due to higher weighted-average interest rates and an increase in the average amount of total debt outstanding during the three months ended September 30, 2025, when compared to the three months ended September 30, 2024.
Equity Method Loss, Net

	Three Months Ended September 30,
	2025	2024	Change
Equity method loss, net	$(5.2)	$(0.5)	(948.7)%
 Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in Equity method loss, net for the three months ended September 30, 2025, as compared with the corresponding period in 2024, was primarily due to the loss recognized from the SYNLAB investment that closed in the first quarter of 2025.

Other, Net

	Three Months Ended September 30,
	2025	2024	Change
Other, net	$(1.9)	$4.3	(143.8)%
The change in Other, net for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, is primarily due to the TSA expiration resulting in a $18.4 decrease of fees charged to Fortrea for the three months ended September 30, 2025, as compared with the corresponding period in 2024, related to administrative and information technology systems support. The costs to provide these transition services are included in Operating income, but the service fees are included in Other, net. In addition, there were investment gains of $2.3, recorded during the three months ended September 30, 2025, compared to investment losses of $1.6 for the corresponding period of 2024. Foreign currency transaction losses of $4.9 were recognized for the three months ended September 30, 2025, as compared to losses of $10.0 for the corresponding period of 2024.
Provision for Income Taxes

	Three Months Ended September 30,
	2025	2024	Change
Provision for income taxes	$75.5	$41.0	83.9%
Provision for income taxes as a % of earnings before taxes	22.4%	19.5%
The increase in the effective tax rate for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, was primarily attributable to the jurisdictional mix of earnings.
Operating Results by Segment

	Three Months Ended September 30,
	2025	2024	Change
Dx segment operating income	$450.4	$387.4	16.3%
Dx segment operating margin	16.3%	15.2%	1.1%
BLS segment operating income	132.2	120.9	9.4%
BLS segment operating margin	16.5%	16.4%	0.2%
Segment operating income	582.6	508.3	14.6%
General corporate and unallocated expenses	(109.9)	(172.5)	(36.3)%
Amortization of intangibles and other assets	(69.5)	(63.7)	9.1%
Goodwill and other asset impairments	(0.7)	—	(100.0)%
Restructuring and other charges	(5.9)	(18.0)	(66.4)%
Total Operating income	$396.6	$254.1	56.1%
Dx segment operating income was $450.4 for the three months ended September 30, 2025, an increase of $63.0 over operating income of $387.4 in the corresponding period of 2024, and Dx segment operating margin increased 110 basis points year-over-year. The increase in operating income and operating margin was primarily due to organic demand, including the performance of Invitae, as well as slight favorability from weather during the three months ended September 30, 2025, as compared to the corresponding period of 2024.
BLS segment operating income was $132.2 for the three months ended September 30, 2025, an increase of $11.3 over operating income of $120.9 in the corresponding period of 2024, and BLS segment operating margin increased 20 basis points year-over-year. The increase in operating income was primarily due to an increase in organic demand.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $109.9 for the three months ended September 30, 2025, a decrease of $62.6 compared to corporate expenses of $172.5 in the corresponding period of 2024, primarily due to decreases in acquisition-related costs and costs related to the Spin-off of Fortrea.
Revenues

	Nine Months Ended September 30,
	2025	2024	Change
Dx	$8,148.0	$7,558.1	7.8%
BLS	2,305.2	2,155.6	6.9%
Intercompany eliminations and other	(17.3)	(34.2)	49.4%
Total	$10,435.9	$9,679.5	7.8%

Dx revenues for the nine months ended September 30, 2025, were $8,148.0, an increase of 7.8% over $7,558.1 during the nine months ended September 30, 2024. The increase was due to organic revenue of 4.1% and acquisitions, net of divestitures, of 3.8%, partially offset by unfavorable foreign currency translation of 0.1%.
Dx total volume, measured by requisitions, increased by 4.2% as organic volume increased by 2.6% and acquisition volume, net of divestitures, contributed 1.6%. Price/mix increased by 3.6% due to acquisitions, net of divestitures, of 2.2% and organic growth of 1.5%, partially offset by unfavorable foreign currency translation of 0.1%.
BLS revenues for the nine months ended September 30, 2025, were $2,305.2, an increase of 6.9% over $2,155.6 during the nine months ended September 30, 2024. The increase was due to organic growth of 5.2% and favorable foreign currency translation of 1.7%.
Cost of Revenues

	Nine Months Ended September 30,
	2025	2024	Change
Cost of revenues	$7,416.6	$6,951.4	6.7%
Cost of revenues as a % of revenues	71.1%	71.8%
Cost of revenues increased 6.7% during the nine months ended September 30, 2025, as compared with the corresponding period in 2024. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2025, decreased to 71.1% as compared to 71.8% in the corresponding period in 2024. This decrease was primarily due to growth in demand as the Company leveraged the growth of its revenues and operational efficiencies, including the performance of Invitae.
Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2025	2024	Change
Selling, general, and administrative expenses	$1,677.7	$1,634.8	2.6%
Selling, general, and administrative expenses as a % of revenues	16.1%	16.9%
Selling, general, and administrative expenses as a percentage of revenues were 16.1% and 16.9% during the nine months ended September 30, 2025, and 2024, respectively. The decrease was primarily due to growth in demand as the Company leveraged the growth of its revenues and a decrease in costs related to the Spin-off of Fortrea, partially offset by higher personnel costs and the impact from Invitae.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2025	2024	Change
Amortization of intangibles and other assets	$207.4	$186.0	11.5%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2024.
Goodwill and Other Asset Impairments

	Nine Months Ended September 30,
	2025	2024	Change
Goodwill and other asset impairments	$0.7	$2.5	(71.7)%
The impairment charges for the nine months ended September 30, 2025, were due to the write-off of certain capitalized software costs. The impairment charges for the nine months ended September 30, 2024, were primarily due to the decommissioning of a robotic asset.
Restructuring and Other Charges

	Nine Months Ended September 30,
	2025	2024	Change
Restructuring and other charges	$16.4	$34.6	(52.6)%
During the nine months ended September 30, 2025, the Company recorded net restructuring and other charges of $16.4. The charges were comprised of $21.2 related to severance and other personnel costs, $15.3 in contract termination costs, and $9.1 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $27.6 in unused facility-related costs and $1.6 in unused severance and other personnel costs.

During the nine months ended September 30, 2024, the Company recorded net restructuring and other charges of $34.6. The charges were comprised of $34.4 related to severance and other personnel costs and $1.8 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $1.2 in unused severance and other personnel costs and $0.4 in unused facility-related costs.
Interest Expense

	Nine Months Ended September 30,
	2025	2024	Change
Interest expense	$169.1	$144.9	16.7%
For the nine months ended September 30, 2025, interest expense increased 16.7% as compared with the corresponding period in 2024. The increase was primarily due to higher weighted-average interest rates and an increase in the average amount of total debt outstanding during the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024.
Equity Method Loss, Net

	Nine Months Ended September 30,
	2025	2024	Change
Equity method loss, net	$(7.2)	$(0.7)	(878.9)%
Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in Equity method loss, net for the nine months ended September 30, 2025, as compared with the corresponding period in 2024, was primarily due to the loss recognized from the SYNLAB investment that closed in the first quarter of 2025.
Other, net

	Nine Months Ended September 30,
	2025	2024	Change
Other, net	$(35.6)	$43.8	(181.2)%
 The change in Other, net for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is primarily due to the TSA expiration resulting in a $59.9 decrease of fees charged to Fortrea for the nine months ended September 30, 2025, as compared with the corresponding period in 2024, related to administrative and information technology systems support. The costs to provide these transition services are included in Operating income, but the service fees are included in Other, net. In addition, there were investment losses of $32.4, recorded during the nine months ended September 30, 2025, compared to investment losses of $7.3 for the corresponding period of 2024.
Provision for Income Taxes

	Nine Months Ended September 30,
	2025	2024	Change
Provision for income taxes	$204.1	$172.2	18.5%
Provision for income taxes as a % of earnings before taxes	22.3%	22.2%
The increase in the effective tax rate for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily attributable to the jurisdictional mix of earnings.
Operating Income by Segment

	Nine Months Ended September 30,
	2025	2024	Change
Dx segment operating income	$1,360.7	$1,246.8	9.2%
Dx segment operating margin	16.7%	16.5%	0.2%
BLS segment operating income	362.4	328.2	10.4%
BLS segment operating margin	15.7%	15.2%	0.5%
Segment operating income	1,723.1	1,575.0	9.4%
General corporate and unallocated expenses	(381.5)	(481.7)	(20.8)%
Amortization of intangibles and other assets	(207.4)	(186.0)	11.5%
Goodwill and other asset impairments	(0.7)	(2.5)	(71.7)%
Restructuring and other charges	(16.4)	(34.6)	(52.6)%
Operating income	$1,117.1	$870.2	28.4%

Dx segment operating income was $1,360.7 for the nine months ended September 30, 2025, an increase of $113.9 over operating income of $1,246.8 in the corresponding period of 2024, and Dx segment operating margin increased 20 basis points year-over-year. The increase in operating margin was primarily due to increased demand.
BLS segment operating income was $362.4 for the nine months ended September 30, 2025, an increase of $34.2 over operating income of $328.2 in the corresponding period of 2024, and BLS segment operating margin increased 50 basis points year-over-year. The increase in operating margin was primarily due to increased organic demand and operating efficiencies, partially offset by higher personnel costs.
General corporate expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $381.5 for the nine months ended September 30, 2025, a decrease of $100.2 over corporate expenses of $481.7 in the corresponding period of 2024, primarily due to decreases in costs related to the Spin-off of Fortrea and acquisition-related costs.
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
The Company’s cash flows were as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$1,026.3	$808.6
Net cash used for investing activities	(804.1)	(1,157.2)
Net cash (used for) provided by financing activities	(1,166.6)	1,326.6
Effect of exchange rate changes on Cash and cash equivalents	23.8	2.5
Net (decrease) increase in Cash and cash equivalents	$(920.6)	$980.5
Cash and Cash Equivalents
Cash and cash equivalents at September 30, 2025, and 2024, totaled $598.1 and $1,517.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the nine months ended September 30, 2025, the Company’s operations provided $1,026.3 of cash as compared to $808.6 during the same period in 2024. The $217.7 increase in cash provided by operations in 2025 as compared with the corresponding 2024 period was primarily due to higher earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2025, was $804.1 as compared to $1,157.2 for the nine months ended September 30, 2024. The decrease in cash used for investing activities for the nine months ended September 30, 2025, as compared to the corresponding period in 2024, was primarily due to a decrease in business acquisitions and lower capital expenditures, partially offset by the investment in SYNLAB during the nine months ended September 30, 2025.
Capital expenditures were $310.6 and $377.8 for the nine months ended September 30, 2025, and 2024, respectively. Capital expenditures for the nine months ended September 30, 2025, were 3.0% of revenues, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, and further acquisition integration activities.
Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2025, was $1,166.6 as compared to net cash provided by financing activities of $1,326.6 for the nine months ended September 30, 2024. The change in cash flows from financing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to a decrease of proceeds from senior note offerings of $2,000.0, an increase in senior note payments of $400.0, a decrease of proceeds from the Company’s accounts receivable securitization facility of $75.0, and an increase in common stock repurchases of $50.0.

In addition to Cash and cash equivalents, at September 30, 2025, the Company had $1,000.0 of available borrowings under its revolving credit facility, which, as amended on June 27, 2025, expires in 2030. Under the Company’s credit facilities and indentures relating to the Company’s senior notes, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the credit facilities, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the credit facilities and the indentures related to the Company’s outstanding senior notes as of September 30, 2025. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next 12 months.
At September 30, 2025, the Company had outstanding authorization from its board of directors (Board) to purchase up to $1,055.4 maximum value of Company common stock, par value $0.10 per share (Common Stock). The repurchase authorization has no expiration date.
For the nine months ended September 30, 2025, the Company paid $181.4 in Common Stock dividends. On October 8, 2025, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $60.6 in the aggregate. The dividend will be payable on December 11, 2025, to stockholders of record of all issued and outstanding shares of Common Stock at the close of business on November 26, 2025. The declaration and payment of any future dividends will be at the discretion of the Board.
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
At September 30, 2025, there was $3,096.6 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for LCAH because the assets, liabilities, and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Condensed Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
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
Other Commercial Commitments
The Company has outstanding debt instruments. At September 30, 2025, the Company had total future payments of $5,622.0, with $500.4 of payments due within 12 months, which the Company anticipates refinancing in future periods.
The Company has leases for patient service centers, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At September 30, 2025, the Company had total future payments for short-term and long-term leases of $1,159.5, with payments of $230.3 due within 12 months.
In connection with the pending acquisitions of select assets of the outreach business from Community Health Systems, Inc. (CHS) and select clinical laboratory assets from Empire City Laboratories, Inc. (Empire City), the Company expects to pay up to $445.0, which includes $85.0 of consideration contingent on performance. Subject to customary closing conditions and applicable regulatory approvals, the Company expects the acquisitions of select assets from CHS and Empire City to close in the fourth quarter of 2025 and the first quarter of 2026, respectively. See Note 3 Business Acquisitions and Dispositions to the Company’s Condensed Consolidated Financial Statements for additional information.
At September 30, 2025, the Company had provided letters of credit aggregating approximately $103.3, primarily in connection with certain insurance programs which are renewed annually.
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
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements, if any, is discussed in Note 1 Basis of Financial Statement Presentation to the Condensed Consolidated Financial Statements.
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
Foreign Currency Exchange Rates
Approximately 13.5% and 13.6% of the Company’s revenues for the nine months ended September 30, 2025, and 2024, respectively, were denominated in currencies other than the U.S. dollar (USD). The Company’s Condensed Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for the purpose of reporting the Company’s consolidated financial results. In the third quarter of 2025 and the year ended December 31, 2024, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss franc, euro, and British pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2025, by approximately $23.9. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $(7.8) and $78.3 for the quarter ended September 30, 2025, and 2024, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months, and in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2025, the Company had 13 open foreign exchange forward contracts with various amounts maturing monthly through October 2025 with a notional value totaling approximately $311.2. At December 31, 2024, the Company had 12 open foreign exchange forward contracts with various amounts maturing monthly through January 2025 with a notional value totaling approximately $302.4.
The Company is party to USD to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $1,200.0, with $300.0 maturing in 2029, $300.0 maturing in 2031, and $600.0 maturing in 2034, as a hedge against the impact of foreign exchange movements on its net investment in a Swiss Franc functional currency subsidiary.
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
In May 2021, to hedge against changes in the fair value portion of the Company’s long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates currently based on the three-month Secured Overnight Financing Rate, plus 1.0706%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors that appear in Part I - Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (dollars and shares in millions, except per share data)
During the three months ended September 30, 2025, the Company repurchased the following shares of its common stock:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
July 1 - July 31	—	$—	—	$1,080.4
August 1 - August 31	—	$—	—	$1,080.4
September 1 - September 30	0.1	$277.11	0.1	$1,055.4
	0.1	$277.11	0.1
At September 30, 2025, the Company had outstanding authorization from its Board to purchase up to $1,055.4 maximum value of Common Stock. The repurchase authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
Dated: October 31, 2025