Form 10-K
period 2025-12-31
LABCORP HOLDINGS INC.
filed 2026-02-24
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21.7 billion.
As of February 23, 2026, there were 82.4 million shares of the registrant’s common stock, $0.10 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting and Proxy Statement to be filed no later than 120 days following December 31, 2025, are incorporated by reference into Part III.

COMMONLY USED ABBREVIATIONS
The abbreviations listed below may be commonly used in this report.

ACA	Affordable Care Act	HHS	U.S. Department of Health and Human Services
ACO	accountable care organization	HIPAA	U.S. Health Insurance Portability and Accountability Act of 1996, HITECH, and their implementing privacy, security, and breach notification regulations
AI	artificial intelligence	HITECH	U.S. Health Information Technology for Economic and Clinical Health
AWA	U.S. Animal Welfare Act	IPA	independent physician associations
BLS	Biopharma Laboratory Services	IR Plan	Incident Response Plan
Board	Board of Directors of Labcorp Holdings Inc.	ISO	International Organization for Standardization
CAD	Canadian Dollar	LCAH	Laboratory Corporation of America Holdings
CCPA	California Consumer Privacy Act, as amended	LDT	laboratory-developed test
CDCS	Clinical Development and Commercialization Services	MCO	managed care organization
CDS	Clinical Decision Support	MHRA	U.K. Medicines and Healthcare Products Regulatory Commission
CDx	Companion Diagnostic	N/A	not applicable
cGMP	Current Good Manufacturing Practice	NAV	net asset value
CIRO	Chief Information Risk Officer	NIST	National Institute of Standards and Technology
CITO	Chief Information and Technology Officer	OCR	U.S. Office of Civil Rights
CLFS	Clinical Laboratory Fee Schedule	OBBBA	One Big Beautiful Bill Act
CLIA	U.S. Clinical Laboratory Improvement Amendments of 1988	OIG	U.S. Office of Inspector General
CMS	U.S. Centers for Medicare and Medicaid Services	OIS	Labcorp Office of Information Security
CODM	Chief Operating Decision Maker	PAMA	U.S. Protecting Access to Medicare Act
Common Stock	common stock, par value $0.10 per share	PFS	Physician Fee Schedule
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PHI	protected health information
CRO	contract research organization	PSA	prostate-specific antigen
CSA	U.S. Controlled Substances Act	PSC	patient service center
DART	Developmental and Reproductive Toxicology	R&D	research and development
DCP	deferred compensation plan	ROU	right-of-use
DOJ	U.S. Department of Justice	S&P	Standard & Poor’s
Dx	Diagnostics Laboratories	SAMHSA	Substance Abuse and Mental Health Services Administration
ED	Early Development Research Laboratories	SCF	Secure Controls Framework
ERG	Employee Resource Group	SEC	U.S. Securities and Exchange Commission
EU	European Union	SOFR	Secured Overnight Financing Rate
EU IVDR	Regulation (EU) 2017/746 on in vitro diagnostic medical devices	Spin-off	June 2023 spin-off of Fortrea
FASB	Financial Accounting Standards Board	TSA	Transition Services Agreement
FCPA	U.S. Foreign Corrupt Practices Act	U.K.	United Kingdom
FDA	U.S. Food and Drug Administration	U.S.	United States of America
Fortrea	Fortrea Holdings Inc.	USD	U.S. Dollar
GDPR	General Data Protection Regulation	USDA	U.S. Department of Agriculture
GLP	Good Laboratory Practice

FORWARD-LOOKING STATEMENTS
In this Annual Report on Form 10-K (Annual Report), Labcorp® Holdings Inc. together with its subsidiaries (Labcorp, LHI, or the Company), has made, and from time to time may otherwise make in its public filings, press releases, and discussions by Company management, forward-looking statements concerning the Company’s operations, performance, and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Risk Factors” section of this Annual Report, and in the Company’s other public filings, press releases, and discussions with Company management, including:
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
2.significant monetary damages and penalties, and/or exclusion from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;
3.significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations;
4.loss or suspension of a license or imposition of fines or penalties under, or future changes in, or interpretations of laws or regulations of CLIA, Medicare, Medicaid, or other national, state, or local agencies in the U.S. and other countries where the Company operates laboratories;
5.penalties or loss of license arising from the failure to comply with applicable occupational and workplace safety laws and regulations, including the U.S. Occupational Safety and Health Administration requirements, the U.S. Needlestick Safety and Prevention Act, and similar laws and regulations in jurisdictions in which the Company conducts business;
6.fines, unanticipated compliance expenditures, suspension of manufacturing, enforcement actions, damage to the Company’s reputation, injunctions, or criminal prosecution arising from failure to maintain compliance with cGMP regulations and similar requirements of various regulatory agencies in jurisdictions in which the Company conducts business;
7.sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with AWA or applicable national, state, and local laws and regulations in jurisdictions in which the Company conducts business;
8.changes in testing guidelines or recommendations by government agencies, medical specialty societies, and other authoritative bodies affecting the development, validation, approval, clearance, commercialization, or utilization of laboratory tests;
9.changes in and failure to comply with the applicable regulations of pharmaceutical and medical device regulators affecting the approval, availability of, and the selling and marketing of diagnostic tests, including LDTs, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the FDA, the USDA, the Medicine and Healthcare products Regulatory Agency in the U.K., the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the European Union, the European Medicines Agency, and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;
10.changes in government regulations pertaining to the pharmaceutical, biotechnology, medical device, and diagnostic industries, changes in reimbursement of pharmaceutical products, or reduced spending on R&D by pharmaceutical, biotechnology and medical device, and diagnostic customers;
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
14.failure to retain or attract business from MCOs as a result of changes in strategy or business models;
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
18.failure to identify, successfully close, and effectively integrate and/or manage acquisitions of new businesses or failure to maintain key customers and/or employees as a result of uncertainty surrounding the integration of acquisitions;
19.inability to achieve the expected benefits and synergies of newly acquired businesses, including due to items not discovered in the due diligence process, and the impact on the Company’s cash position, levels of indebtedness, and stock price;
20.termination, loss, delay, reduction in scope, or increased costs of contracts;
21.liability arising from errors or omissions in the performance of testing and other services or other contractual arrangements;
22.changes or disruption in the provision or transportation of services or supplies provided by third parties; or their termination for failure to follow the Company’s performance standards and requirements;
23.damage or disruption to the Company’s facilities;
24.impact on the Company’s reputation or business from acts of animal rights activists or potential harm, liability, or operational disruptions arising from, or increased regulations and restrictions, of animal research activities;
25.adverse results in litigation matters;
26.inability to attract, retain, and develop experienced and qualified personnel, including personnel in key roles and critical positions, due to increased competition for talent, wage growth, or other market factors beyond the Company’s control;
27.failure to develop or acquire licenses for new or improved technologies, such as point-of-care testing, mobile health technologies, and digital pathology, or potential use of new technologies by customers and/or consumers to perform their own tests;
28.substantial costs arising from the inability to commercialize newly licensed tests or technologies or to obtain appropriate coverage or reimbursement for such tests;
29.failure to obtain, maintain, and enforce intellectual property rights for protection of the Company’s offerings and defend against challenges to those rights;
30.scope, validity, and enforceability of patents and other proprietary rights held by third parties that may impact the Company’s ability to develop, perform, or market the Company’s offerings or operate its business;
31.business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in material cost or other operating costs, or other impacts on the business due to natural disasters; adverse weather; geopolitical events; public health crises; and other events beyond the Company’s control;
32.discontinuation or recalls of existing products used in the performance of testing;
33.a failure in the information technology systems of the Company or newly-acquired businesses, the failure of the Company or its third-party suppliers and vendors to maintain the security of their information technology systems or to protect against cybersecurity incidents, failures in the development and implementation of the Company’s automation platforms, or adverse effects from the use of or regulation of AI and machine learning tools;
34.business interruption, increased costs, and other adverse effects on the Company’s operations due to the unionization of employees, union strikes, work stoppages, general labor unrest or failure to comply with labor or employment laws;
35.failure to maintain the Company’s days sales outstanding levels, cash collections (in light of increasing levels of patient responsibility), profitability and/or reimbursement arising from unfavorable changes in third-party payer policies, payment delays introduced by third-party utilization management organizations, and increasing levels of patient payment responsibility;
36.impact on the Company’s revenues, cash collections, and the availability of credit for general liquidity or other financing needs arising from a significant deterioration in the economy or financial markets or in the Company’s credit ratings by S&P and/or Moody’s;
37.failure to maintain the expected capital structure for the Company, including failure to maintain the Company’s investment grade rating, or leverage ratio covenants under its revolving credit facility;
38.changes in reimbursement by foreign governments and foreign currency fluctuations;
39.inability to obtain certain billing information from physicians, resulting in increased costs and complexity, a temporary disruption in receipts, and ongoing reductions in reimbursements and revenues;
40.expenses and risks associated with international operations, including, but not limited to, compliance with applicable anti-corruption laws and regulations, trade sanction laws and regulations, and economic, political, legal, and other operational risks associated with foreign jurisdictions;
41.failure to achieve expected efficiencies, benefits, and savings in connection with the Company’s business process improvement initiatives;
42.changes in tax laws and regulations or changes in their interpretation;
43.changing global economic conditions and government and regulatory changes; and
44.risks associated with the impacts and expected benefits and costs of the completed Spin-off of the Company’s former clinical development and commercialization services business Fortrea, including but not limited to factors that could adversely affect the Company’s ability to realize the expected benefits of the Spin-off or the failure of the Spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statement.

PART I
Item 1.       BUSINESS
Labcorp® Holdings Inc. is a global leader of innovative and comprehensive laboratory services that provides vital information to help doctors, hospitals, pharmaceutical companies, researchers, and patients make clear and confident decisions. The Company provides insights and accelerates innovations to improve health and improve lives through its unparalleled diagnostics and drug development laboratory capabilities. During 2025, the Company’s nearly 71,000 employees served clients in approximately 100 countries and performed more than 750 million tests for patients around the world. In addition, the Company provided support for more than 85% of the new drugs and therapeutic products approved in 2025 by the FDA.
The Company’s strength in science, technology, and innovation, as well as its global scale, powers its continued success, differentiates the Company, and enables it to play a leading role in advancing healthcare across the globe. These strengths are critical to the Company’s ability to carry out its mission to improve health and improve lives.
Enterprise Strategy
Through leadership in science, technology and innovation, the Company provides vital information and services to help its customers make clear and confident decisions to improve health and improve lives.
The Company is expanding its role in the rapidly evolving healthcare market by strengthening its positions across its portfolio of capabilities, growing strategic opportunities that drive new business, and differentiating its unique offerings. The Company is focused on two near-term strategic opportunities for growth across both Dx and BLS:

Be a Partner of Choice for Health Systems and Local and Regional Laboratories	Lead in the Development, Licensing, and Scaling of Specialty Testing
•The Company expects hospitals, health systems, and other laboratories to focus on investing in core patient care services, while seeking partners that offer comprehensive testing capabilities.
•The Company continues to see a strong pipeline of partnership opportunities and, during 2025, signed or completed 13 collaboration transactions with health systems and local and regional laboratories.
•The Company seeks partnerships that meet financial criteria, including being accretive in the first year, returning the cost of capital within three years, and providing a clear path to margin improvement.
•The Company believes it is an attractive partner for hospitals, health systems, and local and regional laboratories due to its:
◦innovative offerings in high‑growth specialty areas;
◦industry‑leading test portfolio and national presence;
◦differentiated data and analytics capabilities; and
◦proven track record of integrating laboratory services.

•The specialty testing market continues to experience above‑market growth, driven by scientific advancement, earlier disease detection, increased adoption of biomarker‑based testing, and growing demand for more personalized care.
•The Company focuses on four primary specialty testing areas that it believes represent significant growth areas: oncology, women’s health, autoimmune disease, and neurology.
•These areas align closely with the needs of health systems and biopharma customers, as the development of specialty tests and CDx expands access to advanced diagnostics, supports clinical decision-making and precision medicine, and enables scalable, data-driven solutions across patient care and drug development.
•The Company has demonstrated its ability to deliver comprehensive specialty testing portfolios in these four areas, which collectively account for more than half of the clinical trials supported by its Central Laboratory business.
•During 2025, the Company expanded its specialty testing offerings with the launch of tests that:
◦aid in the diagnosis of Alzheimer’s disease;
◦indicate the presence of molecular residual disease; and
◦expand precision and offerings within its oncology portfolio.

Longer-term, the Company is focused on three enterprise-wide strategic priorities to drive growth:

Establish Leadership and Partnership Capabilities in Cell and Gene Therapy	Expand Consumer-centric Capabilities
•Cell and gene therapy is an increasing focus of biopharma research and development, with approximately 2,000 clinical trials underway globally, representing roughly 20% of biopharma drug development pipelines.
•During 2025, the Company expanded its cell and gene therapy laboratory in Madison, Wisconsin, increasing capacity to support the acceleration in this area from discovery to investigational new drug application and clinical trial application.
•As healthcare evolves towards increased personalization, the Company will leverage its scientific expertise, customer relationships, and operational excellence to lead in both cell and gene therapy development and in the scaling of other precision diagnostics.

•Consumerism trends, including increased demand for choice, convenience, and transparency, continue to influence the healthcare landscape and create opportunities to engage patients more directly.
•Through its core customer groups, the Company supports approximately 175 million patient encounters annually and has invested in modern capabilities to digitize and enhance the patient journey across its patient service centers.
•The Company has also expanded its ability to connect directly with consumers and currently offers more than 100 health and wellness tests through its Labcorp OnDemand™ channel.
•The Company believes its scale, scientific expertise, and broad customer relationships position it to expand its consumer‑centric offerings over time to address evolving patient needs.
•During 2025, the Company further advanced these capabilities by launching nationwide self-collection options for human papillomavirus and sexually transmitted infection testing.

Expand Global Reach, Including Through CDx
•International expansion of specialized diagnostics represents a key opportunity for future growth as the Company continues to advance its pipeline of specialty diagnostics and CDx.
•The Company is already a key partner to biopharma in CDx development and believes that, as CDx becomes increasingly important across the drug development and commercialization lifecycle, its integrated capabilities position it to support customers in new international markets.
•As its pipeline of specialty diagnostics grows, the Company seeks to leverage a differentiated set of capabilities to support international expansion, including:
◦a global central laboratory footprint;
◦innovative science and technology;
◦a comprehensive and competitive testing portfolio; and
◦deep customer relationships across diagnostics and biopharma laboratory services.
•During 2025, the Company advanced its international strategy through the acquisition of a minority stake in SYNLAB, a leader in medical diagnostic services and specialty testing in Europe.
•In addition, the Company continues to maintain a broad global footprint within BLS.
•The Company believes these capabilities support its ability to serve as an end‑to‑end partner to biopharma customers and to drive further targeted growth internationally over time.

The Company’s Business
The Company provides its services to a broad range of customers across Dx and BLS. The primary payer groups serviced by the Company include:
•Clients. Physicians and other healthcare providers who are authorized to order clinical laboratory testing for their patients are a primary source of requests for Dx’s testing services. These physicians and other providers may practice in a range of settings, including hospitals, health systems, small medical practices, community-based clinics, and large, multidisciplinary organizations.
•Third Party. Third party represents health plans, including MCOs, employer plans, and other health insurance providers, each of which operates on a national, regional, or local basis.
•Medicare/Medicaid. This portfolio relates to services provided to participants in federal healthcare programs. Medicare principally serves patients who are age 65 and older, and Medicaid principally serves low-income and disabled patients.
•Patients. Patients are the individuals who receive the clinical laboratory testing and related services offered by the Company.
•Pharmaceutical, Biotechnology, Medical Device, Diagnostic Companies, and CROs. The Company provides services to hundreds of pharmaceutical, biotechnology, medical device, diagnostics companies, and CROs ranging from the world’s largest multi-nationals to emerging, small, and mid-market companies.

The Company is organized under two segments: Dx, which includes routine testing and specialty/esoteric testing; and BLS, consisting of Central Laboratory and ED businesses. Nearly all of Dx’s revenues were generated in the U.S. Approximately 41% and 59% of BLS’s revenues were derived from the U.S. and other countries, respectively. During 2025, the Company’s revenues of $13,951.7 million were generated as follows:

	Year Ended December 31, 2025
	North America	Europe	Other	Total
Dx:
Clients	23%	—%	—%	23%
Patients	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%
Third party	37%	—%	—%	37%
Total Dx revenues	78%	—%	—%	78%

BLS:
Pharmaceutical, biotechnology, medical device, and diagnostic companies, and CROs	9%	9%	4%	22%

Total revenues	87%	9%	4%	100%
Diagnostics Laboratories Segment
Dx offers a comprehensive menu of frequently requested core testing and specialty testing through an integrated network of primary and specialty laboratories across the U.S. and Canada. During 2025, the Dx segment generated $10,876.5 million in revenues.
Dx provides broad patient access through strategically located service sites across the U.S., including more than 2,200 PSCs and more than 7,000 in-office phlebotomists located in customer offices and facilities. Testing ordered by physicians and other healthcare providers who provide healthcare services represents the largest portion of the clinical laboratory market, and Dx supports this demand through an expansive test menu that includes clinical, anatomic pathology, genetic, and genomic tests. In addition, Dx performs testing for a wide range of other customers and purposes, including employment and occupational testing, deoxyribonucleic acid testing, environmental testing, wellness testing, toxicology testing, pain management testing, and medical drug monitoring. The Company regularly introduces new tests and enhances existing methodologies to support patient care.

The Dx business operates through the following core capabilities:

Service	Key Features
Testing Operations and Productivity
•Operates a network of PSCs and in‑office phlebotomy locations that provide specimen collection services.
•Maintains a comprehensive, nimble supply chain to transfer specimens across the entire life cycle of a patient sample.
•Supports operations with a sophisticated information technology system, including more than 90,000 electronic interfaces, enabling the vast majority of test results to be delivered within one to two days to healthcare providers and patients with a Labcorp Patient™ account.
•Adheres to rigorous quality standards, with 26 regional and specialty laboratories holding ISO 15189 certification and one laboratory holding ISO 13485 certification.

Testing and Related Services
•Standard Testing Services: frequently ordered tests used in routine patient care, including blood chemistry analyses, urinalyses, blood cell counts, thyroid tests, PAP tests, hemoglobin A1C, PSA, tests for sexually transmitted diseases, vitamin D testing, microbiology cultures and procedures, and alcohol and other substance abuse tests.
•Specialty Testing Services: Gene‑based and esoteric testing using advanced technologies to target specific diseases, including services in anatomic pathology/oncology, cardiovascular disease, coagulation, diagnostic genetics, endocrinology, infectious disease, women’s health, pharmacogenetics, parentage and donor testing, occupational testing services, medical drug monitoring, chronic disease programs, and kidney stone prevention.
•Health and Wellness Services: Testing and related services provided to consumers, employers, and managed care organizations, including health fairs, on‑site and at‑home testing, vaccinations, and health screenings.

Development of New Tests
•Launched more than 130 new tests in 2025.
•Maintains an active diagnostics and therapeutics research division, producing approximately 1,000 studies, articles, and presentations in 2025.
•Continues to invest in new testing technologies and advanced testing capabilities, including those relating to significant growth areas, such as oncology, women’s health, autoimmune disease, and neurology.

Technology-Enabled Services and Support
The Company provides a range of technology-enabled services and support designed to enhance the customer and patient experience and provide convenient access to data, analytics, and clinical insights, including:
•Digital Pathology Solutions: Technology‑enabled pathology platforms that support the digitization, centralized review, and sharing of pathology slides, enabling remote collaboration, scalable access to pathology data, and enhanced consistency across diagnostic workflows and clinical trials.
•Provider and Payer Digital Platforms: Online applications for providers, MCOs, and ACOs to obtain test results and population and health management data.
•CDS Reporting: Analytics-enabled reporting solutions, with nearly 10 million enhanced CDS reports delivered to physicians and health systems to support clinical decision-making.
•Patient‑facing Digital Applications: Online and mobile applications that allow patients to learn about the Company’s offerings, schedule PSC visits, check in upon arrival, complete documentation, access tests and test results, and manage their accounts.
•Generative AI‑enabled Test Selection (Test Finder): A generative AI‑enabled tool that supports laboratory test search and selection by allowing providers to use plain‑language prompts to identify clinically relevant tests and related information. Test Finder is available on Labcorp.com and integrated into Labcorp Diagnostic Assistant™, enabling access to test information within the clinical workflow.

Payment for Clinical Laboratory Services
Clinical laboratories submit bills for tests and other related services and are reimbursed by the applicable responsible party, which include third-party payers, clients, Medicare and Medicaid, and patients.
Third party payments come primarily from MCOs, with the majority of such payments made on a fee-for-service basis, and a smaller portion through capitation agreements under which payment is made pursuant to a negotiated per-member, per-month payment for an agreed upon menu of tests, or based upon the proportionate share earned by Dx from a capitation pool.

Clients include physicians, hospitals, health systems, ACOs, employers, and other entities who pay for testing services ordered by or on behalf of the applicable entity. Patients who are members of commercial insurance or participate in a governmental health program pay for amounts that are not covered by their applicable payer (e.g., coinsurance, deductibles, and non-covered services), and uninsured patients pay according to Dx’s patient fee schedules; in addition, consumers pay directly for tests purchased through Labcorp OnDemand.
Medicare and Medicaid include fee-for-service revenue from traditional Medicare and Medicaid programs based on the fee schedule established by the related government authority. For participants in managed Medicare and managed Medicaid plans, laboratory bills are submitted to and paid by MCOs that manage those plans.
U.S. Reimbursement and Market Dynamics Affecting the Clinical Laboratory Business
Government and commercial payers in the U.S. continue to implement measures to control healthcare costs and utilization, resulting in ongoing reimbursement pressure and increased administrative complexity for the clinical laboratory industry. The Company believes that pressure to reduce government and commercial reimbursement for clinical laboratory services is likely to continue.
Fees for most laboratory services reimbursed by Medicare are established in the CLFS. Fees for other Medicare-reimbursed testing, primarily related to pathology, are established by the PFS. Dx has experienced governmental reimbursement reductions through a combination of reductions to fee schedules, incentives to physicians to participate in alternative payment models such as risk-sharing and new methods to establish and adjust fees. In addition, greater price transparency required under “surprise billing” laws and regulations may also lead to reductions in reimbursement for laboratory services.
The most significant of these developments was PAMA. PAMA resulted in a net reduction in reimbursement revenue of approximately $245.0 million between 2018-2020 from all payers affected by the CLFS. Since 2021, the implementation of additional PAMA reporting and reimbursement changes has been delayed each year by legislators, including in early 2026. Among other things, under the Consolidated Appropriations Act that became law on February 3, 2026, the PAMA data collection period for private payer rates will be January 1, 2025 to June 30, 2025, the period for reporting rates to CMS will be May 1, 2026 to July 31, 2026 to set CLFS prices for 2027 to 2029, and phased-in rate decreases based on PAMA reporting are frozen for 2026, but will resume in 2027 and be capped at 15% per year for 2027 to 2029.
Further healthcare reform could occur in 2026, including changes to the Patient Protection and Affordable Care Act, Medicare and Medicaid programs, and other administrative requirements that could affect coverage, reimbursement levels, and utilization of laboratory services in ways that remain difficult to predict.
In addition to governmental reimbursement pressures, market-based dynamics continue to affect the clinical laboratory industry. Reimbursement from commercial payers for diagnostic testing may increasingly shift away from traditional, fee-for-service models to alternatives, including value-based, bundled pay-for-performance, and other risk-sharing payment models. The growth of the managed care sector and consolidation of MCOs present various challenges and opportunities to Dx and other clinical laboratories. Dx’s ability to attract and retain MCO customers has become even more important as the impact of various healthcare reform initiatives continues, including expanded health insurance exchanges and ACOs.
In addition to reductions in test reimbursement, the Company could also experience potential declines in test volumes due to increased controls over the utilization of laboratory services by Medicare, Medicaid, and third-party payers. MCOs are implementing, directly or through third parties, various ways to more closely monitor and reduce the volume and expense of laboratory testing. This includes utilization management efforts, such as requiring prior authorization from the MCO before certain tests can be performed. In addition, many MCOs have laboratory benefit management programs, which may include laboratory networks in which only designated laboratories may be used by members to receive full coverage benefits, and claims edits, which impact coverage and reimbursement. Some of these programs address clinical laboratory testing broadly, while others are focused on certain types of testing, including molecular, genetic, and toxicology testing. In addition, continued movement by patients into consumer-driven health plans may have an impact on the utilization of laboratory testing.
Helping to balance the overall negative market changes regarding reimbursement and test volume discussed above, the Company believes that the clinical laboratory testing market is positively influenced by several factors. Such factors include ongoing scientific and technological advancements, the increasing availability of diagnostic tests to a broader range of providers and patients, improvements in operational efficiency, and demographic trends such as the aging of the U.S. population, which tends to drive higher utilization of healthcare services. Periodic infectious disease outbreaks such as the SARS-CoV-2 virus also enhance stakeholders’ awareness of and appreciation for the value of laboratory testing in combating future potential outbreaks and in improving patient care and outcomes.

Dx believes that its comprehensive and expanding test menu, focus on high-growth clinical areas, leading position in companion diagnostics, broad geographic footprint, and operating efficiency position it to compete effectively in this evolving environment.
Market Opportunity for Dx
Based on Company estimates, in 2025, the U.S. clinical laboratory testing industry generated revenues of more than $80 billion. The clinical laboratory business is intensely competitive, and the Company believes that both competition and consolidation in the clinical laboratory business will continue. CMS has estimated that, as of March 2024 (the most recent data available to the Company as of the filing of this report), there were nearly 320,000 clinical laboratories of all types, including approximately 9,200 hospital-based laboratories, just under 123,000 physician-office laboratories, and approximately 8,500 independent clinical and anatomic pathology laboratories in the U.S. Dx competes with each of these laboratory types. In addition, an increasing number of health system laboratories have expanded their operations and business, resulting in greater competition for testing from physicians within those systems and from unaffiliated physicians in the health system laboratories’ service area.
Dx believes that the selection of a laboratory is primarily based on the following factors, all of which the Company believes Dx competes favorably in:

•brand strength and reputation;	•contractual relationships with MCOs;
•leadership in science, technology, and innovation;	•number and type of tests performed;
•patient satisfaction levels;	•connectivity solutions offered; and
•quality, timeliness, and consistency in reporting test results;	•pricing of the laboratory’s services.
•national scale and local presence with access to testing within 10 miles of most households;
In addition to the factors listed above, the Company believes that the operational and economic efficiencies provided by its integrated service and logistics network, large-scale automated testing, and ongoing introduction of new technologies will position the Company to compete effectively with other providers of laboratory services.
Biopharma Laboratory Services Segment
BLS serves pharmaceutical, biotechnology, and diagnostic companies worldwide and operates a global network with deep expertise across early development and clinical trial execution in multiple therapeutic areas. During 2025, the BLS segment generated $3,098.2 million in revenues. BLS supported approximately 85% of new drugs and therapeutic products approved by the FDA in 2025, including 81% of oncology‑related approvals, 86% of approvals submitted by biotechnology companies, and 84% of approvals submitted by leading and large pharmaceutical companies. Through its industry‑leading Central Laboratory business, BLS supports clinical trial activity in approximately 100 countries.

The BLS business operates through the following core capabilities:

Service	Key Features
Early Development Research Laboratories
•Lead optimization: Solutions that connect early discovery activities to regulated preclinical studies.
•Analytical services: Bioanalytical testing services designed to support appropriate closing and frequency of drug administration.
•Safety assessment: General, genetic, and immunotoxicology services; non-clinical pathology; safety pharmacology services; respiratory services; and DART studies.
•Chemistry manufacturing services: Cost-effective solutions in the areas of safety, identity, strength, quality, and purity assessments for biologics.
•Early phase development solutions: Multidisciplinary teams of experts that deliver integrated solutions to identify and develop lead drug candidates and reduce development challenges.
•Crop protection and chemical testing: Consulting services for chemical manufacturers and other firms engaged in the development of modern crop protection technology.

Central Laboratory
•Provides clinical laboratory services for clinical trials, providing data to determine if new therapies are safe and effective.
•Delivers these services to biopharmaceutical customers through a global network of specialty and central laboratories in the U.S., Europe, and Asia maintaining nine ISO 15189-certified laboratories and three ISO 13485-certified laboratories.
•Operates the world’s largest automated clinical trial sample collection kit production with 5.5 sigma precision to enable consistent, protocol-specific specimen collections.
•Maintains robust logistics and sample management capabilities, including transportation and tracking on a global scale, as well as pre-analytical services, specimen storage and shipment, and biorepository services.
•Provides proprietary digital tools and data services that deliver consistent data reporting, submission ready data packages, and insight driven data services that help streamline and accelerate clinical trials. This includes Labcorp Global Trial Connect, a suite of central laboratory digital and data solutions that support sponsors and investigators with accelerated study start-up, supply management, site workflows and sample tracking visibility, and query and error reduction.
•Offers services to increase patient access to clinical trials globally, support for decentralized clinical trials and clinical site selection, and data services to support protocol design and optimization along with patient identification outreach for clinical trial recruitment.

Market Opportunity for BLS
Based on Company estimates, in 2025, the global pharmaceutical industry spent more than $200 billion on R&D. Drug development services businesses like BLS typically derive most of their revenue from R&D expenditures, as well as marketing expenditures, of the pharmaceutical and biotechnology industries.
Outsourcing of R&D services to third‑party providers remains integral to the drug development process. Pharmaceutical and biotechnology companies continue to face pressure to improve return on investment, increase R&D productivity, keep pace with rapid scientific advancement, comply with evolving regulatory requirements, and respond to efforts to control prescription drug pricing. The pharmaceutical market will continue to feel the pressure to improve return on investment, increase R&D productivity, stay abreast of scientific advancements and comply with stringent government regulations and attempts to reduce and control the price of prescription drugs, all supporting the outsourcing model. In the face of mounting complexity, the investment and amount of time required to develop new products are significant and have been increasing. These trends create opportunities for BLS and other companies providing drug development services that can help make the development process more efficient.
The drug development industry has many participants ranging from hundreds of small providers to a limited number of large companies with global capabilities. BLS competes against these small and large businesses, as well as in-house departments of pharmaceutical, biotechnology, and diagnostic companies, and to a lesser extent, selected academic research centers, universities, and teaching hospitals.

BLS believes that the selection of a drug development partner is primarily based on the following factors, all of which the Company believes it competes favorably in:

•reputation for quality and regulatory compliance;	•strengths in various geographic markets;
•efficient, timely performance;	•price;
•expertise and experience in operations;	•quality of facilities;
•application of technology and innovation;	•quality of relationships;
•specific therapeutic and scientific expertise;	•size and scale;
•data and analytical capabilities;	•ability to support decentralized clinical trials;
•ability to enhance patient recruitment;	•ability to develop CDx; and
•scope of service offerings;	•access to talent.
Other Information
Capital Deployment
The Company believes it has a strong track record of deploying capital to investments that enhance the Company’s business and return capital to shareholders.
During 2025, the Company invested $582.0 million in strategic business acquisitions. These acquisitions have enhanced the Company’s service offerings, expanded its customer and revenue mix, and strengthened and broadened the scope of its geographic presence. The Company continues to evaluate acquisition opportunities that leverage the Company’s core competencies, complement existing scientific and technological capabilities, increase the Company’s presence in key geographic, therapeutic and strategic areas, and meet or exceed the Company’s financial criteria.
The Company also returned capital to shareholders during 2025 through the repurchase of 1.8 million shares of its common stock, par value $0.10 per share (Common Stock) at an average price of $254.17 per share for a total cost of $450.0 million and paid dividends of $240.7 million. At the end of 2025, the Company had outstanding authorization from its Board to purchase up to $830.4 million maximum value of Common Stock.
Capital expenditures during 2025 totaled $434.5 million, representing 3.1% of the Company’s revenues. The Company expects capital expenditures to increase to approximately 4.0% of revenues, primarily to support growth in its core businesses, facility expansions and upgrades, initiatives related to its LaunchPad program, and ongoing acquisition integration activities.
The Company will continue to evaluate opportunities for the strategic deployment of capital, taking into account market conditions, business priorities, and shareholder returns.
Marketing, Sales, and Customer Service
The Company’s marketing, sales, and customer service functions support customer acquisition and retention and relationship management.
The marketing organization develops and executes strategies to drive business growth by understanding customer and market needs, differentiating the Company, and promoting offerings through various channels, including websites, digital and social media, sales materials, and events. The marketing organization collaborates with the scientific, medical, sales, and customer service organizations to commercialize new offerings, introduce them to customers, and support their use.
The Dx sales and customer service organizations are structured around distinct market groups to better understand and address the different needs of each customer segment. This includes clinical specialties—such as primary care, oncology, women’s health, autoimmune disease, neurology, infectious disease, endocrinology, gastroenterology, rheumatology, and other specialties—as well as payer and customer organization, including ACOs, MCOs, consumers, employers, physicians, and hospitals and health systems.
The BLS global sales and customer service organizations provide customer coverage primarily to pharmaceutical and biotechnology companies, supporting services that span lead optimization, preclinical safety assessment, analytical services, clinical trial enablement through data insights, central laboratory services, biomarker testing, CDx, and technology-enabled solutions.
As part of the Company’s ongoing strategic priority to maximize the value of its unique leadership in both Dx and BLS, representatives from each segment work together to cross-promote the Company’s services to customers of each segment, such as enabling hospitals, health systems, and physicians with opportunities to participate in clinical trials, or informing pharmaceutical, biotechnology, or medical device companies about how the Company’s capabilities in specialty testing, real-world data solutions, CDx, and PSCs can support the development of new therapies and medical devices.
Human Capital
Mission and Culture
The Company believes in the power of science to change lives. The Company’s culture centers around its mission to improve health and improve lives. The Company’s nearly 71,000 employees located across 17 countries are essential to the Company’s ability to innovate and advance science and technology to empower patients, providers, and pharmaceutical companies to make clear and confident decisions. Engaging the collective expertise and passion of its employees across the globe is vital to achieving the Company’s mission. In addition, Labcorp’s five Core Values—Mission Driven, Customer Centered, Innovative, Agile, and Operationally Excellent—serve as the foundation of its culture and are the fundamental principles that guide how the Company’s employees work together.
Workforce Demographics
The Company’s global talent is core to its ability to innovate and meet a wide range of patient and customer needs. The Company’s employees are globally dispersed, with 89% in the U.S. and Canada, 5% in Asia, and 6% in Europe at December 31, 2025. Of the Company’s global workforce, 87% of employees are full-time, and 13% are part-time. Approximately 71% of the Company’s employees globally are women. Of the U.S.-based employees, approximately 53% of the team are non-Caucasian. Approximately 3% of the Company's global workforce is employed under a collective bargaining agreement. To maintain operational flexibility and respond to changing business demand and talent availability, the Company supplements its workforce with contingent workers, who represent up to an additional 8% of the total workforce.
Talent Initiatives
The Company’s talent initiatives support the development of inclusive leadership and culture, enhance the team member experience, and support community engagement and patient focus. Highlights from 2025 include:
•Launched Impact, a global program designed to enhance employee engagement by creating an inclusive process for recognizing service milestones and impactful achievements;
•Introduced an AI learning hub to drive workforce enablement and adoption by building foundational capabilities, accelerating readiness, and supporting future innovation;
•Expanded our listening strategy, which measures employee experience, inclusion, and well-being;
•Accelerated leadership excellence by developing an enterprise-wide framework that defines critical competencies, success profiles, and interview guides aligned to the Company’s values, creating a foundation for talent development and leadership effectiveness;
•Supported the Company’s ERGs, which are created and led by employee volunteers and open to all employees. ERGs are important resources to foster cross-connections, encourage belonging, support career development, and champion employee voices. Each ERG has executive sponsorship from senior leadership;
•Created inclusion training for new hires and to support our leaders in fostering an environment of trust, respect, and belonging, where everyone can do their best work;
•Established partnerships to improve the outcomes and experiences of veterans and individuals with disabilities including with respect to hiring and retention;
•Provided opportunities for greater engagement between employees and management, including quarterly global town halls, which are held virtually and are open to all employees, interactions with front-line employees on visits to the Company’s facilities, and in-person town halls with employees across business units and functions;
•Received inaugural Forbes America’s Best Employers for Company Culture 2025 award.
Rewards
The Company operates in a complex, global, and dynamic healthcare industry and believes that its compensation and benefits programs are comprehensive and flexible to attract and retain the caliber of talent needed for the sustained growth and success of the business. The Company regularly monitors market activity and employee movement within and outside of the healthcare industry to maintain competitiveness. In 2025, the Company awarded $103 million in annual merit increases to recognize its talent and foster pay competitiveness in the market. Additionally, the Company increased its minimum hourly wage for all U.S.-based, non-union employees to $17.75 per hour, representing a $20 million investment in its frontline workforce who are essential to delivering on its commitment to patients and customers.

Employee Well-being
The Company believes that its investments in compensation and employee well-being are crucial to maintaining comprehensive positioning and a productive, engaged workforce. The Company fulfills its commitment to employee well-being by investing in a variety of holistic tools and resources to support its employees’ physical, emotional, and financial well-being.
The Company continues to offer zero-cost telehealth, including free virtual primary care visits for medical, dermatological, and behavioral treatment as part of its medical plans in the U.S., employer-matched 401(k) contributions, and financial wellness workshops. The Company provides various wellness programs to support the wellbeing of its employees and their families. The Company also understands the importance of providing mental health resources to support employees and their families and offers a global employee assistance program solution to support employee mental health and offers free Mental Health First Aid training for all people leaders to better support individual emotional well-being while at work.
The Company’s No Charge Laboratory Testing program enables eligible U.S. employees and their covered dependents to offset any outstanding balance for most lab work sent to a Company lab, following insurance claim processing. Additionally, the Company offers global initiatives to encourage sustainable transportation through programs such as discounted transportation vouchers, reduced-cost bicycle leases, and mileage reimbursement for bicycle commuters, with benefits varying by country.
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
The Company’s ongoing investment in the development of its people stems from a continuing commitment to build a highly talented team. In addition to traditional tuition reimbursement, over the past five years Labcorp Education Advantage has actively supported employees in their pursuit of higher education by covering tuition costs for healthcare or life science degree programs that contribute to their career advancement within the Company.
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
Community Engagement
Labcorp fosters a culture of giving back through its Access for All initiative and the work of The Labcorp Charitable Foundation (The Foundation), focusing on expanding access to healthcare, education, housing, and Science, Technology, Engineering, and Mathematics opportunities in underserved communities. In 2025, employees contributed by building homes, collecting food, serving meals, and supporting patient assistance and community health programs. The Foundation—a private, charitable 501(c)(3) organization established and supported by the Company—made charitable contributions to more than 190 programs worldwide, including a partnership with Project HOPE to broaden rural healthcare access both internationally and in the U.S. The Foundation also supported disaster relief through the American Red Cross and matched employee donations to humanitarian organizations. To further employee impact, Labcorp offered programs that matched eligible employee donations and awarded grants to charities in recognition of employees’ board or volunteer service.
Quality
Dx and BLS have comprehensive quality systems and processes appropriate for their respective businesses. The Company’s quality programs are overseen by Dx’s National Office of Quality, BLS’s Global Regulatory Compliance and Quality Assurance Unit, BLS’s Central Laboratory business expanded laboratory management services department, and the Company’s global supply chain management department and project management staff. The Company has procedures for monitoring its internal performance, as well as the performance of its vendors, suppliers, and other key stakeholders. In addition, various groups and departments within the Company provide oversight to monitor and control vendor products and performance and play an essential role in the Company’s approach to quality through improvements in processes and automation.

Virtually all facets of the Company’s services are subject to quality programs and procedures, including accuracy and reproducibility of tests, turnaround time, customer service, marketing communications, data integrity, patient satisfaction, and billing. The Company’s quality programs include measures that compare current performance against desired performance goals to monitor critical aspects of service to its customers and patients. This includes licensing, credentialing, training, competency assessments of professional and technical staff, and internal auditing. In addition to the Company’s own quality programs, the Company’s laboratories, facilities, and processes are subject to on-site regulatory agency inspections and accreditation evaluations, surveys and proficiency testing by local or national government bodies and independent external accrediting programs, and inspections and audits by customers.
At December 31, 2025, thirty-nine of the Company’s laboratories have received ISO 15189 and/or ISO 13485 accreditation, demonstrating that they meet international standards for quality and technical competence.
Compliance
The Company operates a global compliance program that continually assesses and monitors adherence to legal requirements in the U.S. and other countries where it does business. The objective of the program is to prevent, detect, and address any compliance-related issues through the design, implementation, and ongoing review of compliance safeguards and controls, as needed. While the Company complies with a broad range of laws and regulations, the program places special emphasis on those related to healthcare fraud and abuse, anti-kickback and physician self-referral prohibitions, government reimbursement, data privacy, anti-bribery and anti-corruption, anti-human trafficking, and trade sanctions. The program includes robust policies and procedures, comprehensive training for personnel, risk assessments, regular monitoring and audits, and systems for reporting and investigating possible compliance violations. These efforts, along with Ethisphere’s 2025 Compliance Leader Verification, affirm the Company’s commitment to high ethical standards and integrity in its operations.
The Company also strives to comply with all relevant laws, regulations, and requirements applicable to its clinical laboratory and biopharma laboratory services. However, these industries operate under complex regulatory frameworks, and courts and regulatory authorities have yet to interpret many of the relevant laws. As advances in clinical testing, healthcare technology, and organizational structures emerge, some laws, regulations, or requirements may become unclear or subject to new interpretations or applications by prosecutors, regulators, judges, or other persons in similar roles. New or changed interpretations could adversely impact the Company’s operations and failing to comply with applicable mandates can result in severe civil and criminal penalties, fines, exclusion from government healthcare programs, and revocation of licenses and certifications, which could significantly harm the Company’s business.
Information Technology
Information Systems
The Company is committed to developing and commercializing technology-enabled solutions it believes will support its operations and provide better care. The Company operates standard platforms for its core business services and its financial and reporting systems. These standard systems provide consistency within workflows and information, as well as a high level of system availability, security, and stability. The primary laboratory systems include standardized support for molecular diagnostics, digital pathology, and enhanced specialty laboratory solutions. The Company’s centralized information systems are responsible for operational efficiencies, enabling the Company to achieve consistent, structured, and standardized operating results and effective patient care.
The Company’s cybersecurity processes and systems are discussed in more detail under “Cybersecurity” in Item 1C.
Artificial Intelligence
For several years, the Company has deployed AI and machine learning tools to supplement its existing data analysis projects and support greater efficiency in its operations. The Company is integrating AI to enhance operational efficiency, support clinical decision‑making, and advance innovation across Dx and BLS. The Company deploys AI‑enabled tools to augment data analytics, streamline workflows, and improve access to clinically relevant information for healthcare providers, while also exploring additional applications to support research, digital pathology, and enterprise productivity.
The Company approaches the use of AI with an emphasis on responsible deployment, supported by governance structures, ethical guidelines, and cross‑functional oversight designed to promote transparency, data protection, and appropriate use of AI technologies. The Company has established an AI governance structure that includes oversight by the Board, an AI Code of Ethics, and an ethics board that is comprised of members from compliance, law, information technology, security, and other departments. This ethics board is dedicated to identifying and mitigating ethical risks in the design, development, and use of AI by Labcorp and its vendors and subcontractors. Within this governance structure, AI is defined as a suite of technologies and algorithms that, for explicit or implicit objectives, infer, from the input received, how to generate outputs such as predictions, content, recommendations, or decisions.

Intellectual Property Rights
The Company relies on a combination of patents, trademarks, copyrights, trade secrets, and confidentiality and non‑competition agreements to establish and protect its proprietary technology. The Company has filed and obtained numerous patents in the U.S. and internationally and regularly files additional patent applications, when appropriate, to further protect its proprietary technologies. In certain circumstances, the Company also licenses patents, patent applications, technologies, trade secrets, know‑how, copyrights, and trademarks owned by third parties in the U.S. and abroad. The Company believes, however, that no single patent, technology, trademark, intellectual property asset, or license is material to its business as a whole.
Sustainability
Labcorp’s commitment to environmental sustainability is rooted in its broader mission to improve both human and environmental health. The Company continues to advance energy efficiency, emissions reduction, and responsible supply chain management across its global operations. Labcorp is progressing toward its multi-year environmental goals, including the commitments made in 2023 through the Science Based Targets initiative with approved goals to reduce absolute Scope 1 and 2 greenhouse gas emissions by 42% and to reduce Scope 3 emissions by 25% by 2030 using baseline 2020. Additionally, Labcorp continues to participate in external ratings, has earned an A- score from CDP, and received a Silver rating from Ecovadis, reflecting its continued progress and transparency in environmental stewardship.
Regulation
Because the Company operates multiple business lines across numerous jurisdictions worldwide, it is subject to a wide range of regulatory requirements. Both the clinical laboratory and biopharma laboratory businesses are subject to significant governmental regulation at the international, national, state, and local levels. As described below, certain regulations concern licensure and operation of clinical laboratories, claims submission and reimbursement for laboratory services, healthcare fraud and abuse, biopharma laboratory services, security and confidentiality of health information, quality, and environmental and occupational safety.

Regulation of Clinical Laboratories
Clinical laboratories operating in the U.S. must be certified by the federal government or by a federally approved accreditation organization. In most cases, that certification is regulated by CMS through CLIA, which requires that applicable clinical laboratories meet quality assurance, quality control, and personnel standards. Laboratories also must undergo proficiency testing and are subject to inspections. Clinical laboratories in locations other than the U.S. are generally subject to comparable regulation in their respective jurisdictions.
The Company is also subject to state and local laboratory regulations. State laws may require that laboratory personnel meet certain qualifications, specify certain quality controls, or require maintenance of certain records.
The sanctions for failure to comply with CLIA requirements may include suspension, revocation, or limitation of a laboratory’s CLIA certificate, cancellation or suspension of the laboratory’s approval to receive Medicare or Medicaid reimbursement, as well as significant fines and civil and/or criminal penalties.

Regulatory Agency Laws and Regulations
Various regulatory agencies, including CMS and the FDA in the U.S., regulate the development, testing, manufacturing, marketing, distribution, storage, import, export, and performance of the Company’s diagnostic and therapeutic offerings. These agencies also regulate key aspects of BLS’s therapeutic product development-related services that comprise the majority of its business. Outside the U.S., the Company is subject to similar regulations, including the EU IVDR, which imposes classification, quality, and safety standards. Compliance with these evolving international frameworks may increase costs and affect the Company’s ability to support clinical trials and offer laboratory services.
The FDA and other regulatory agencies periodically inspect and review the manufacturing processes and performance of diagnostic and therapeutic products, while CMS, certain state programs, and accreditation entities inspect and review the facilities, personnel, and procedures of clinical laboratories and their laboratory operations. The FDA and other regulatory agencies also periodically inspect test facilities that perform tests on samples from preclinical studies and on human subjects enrolled in such clinical studies of drugs, biologics, and medical devices. These agencies have the authority to take various administrative and legal actions for noncompliance, such as imposing fines, withdrawing product approval, or issuing warning or untitled letters, seizures, recalls, injunctions, and other civil and criminal sanctions.
BLS’s laboratory facilities and Dx’s clinical laboratory facilities that perform testing services in support of preclinical studies and clinical trials must conform to a range of standards and regulations, including GLP and GCP, cGMP, human subject protection, investigational product exemption regulations, and quality system regulation requirements, as applicable. The preclinical and clinical testing intended to support applications for research or marketing is subject to periodic inspections by the FDA, and by pharmaceutical and medical device regulators in the jurisdictions where the Company operates, including, the MHRA, the EU, the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan. These inspections assess compliance with GLP, GCP, and cGMP, and other applicable regulatory standards. If regulators identify deficiencies in the Company’s equipment, facilities, laboratories, operations during an inspection, they may issue a formal notice of inspectional observations (e.g., FDA Form 483). If the Company does not address these findings satisfactorily, the agency may escalate to a warning letter or other similar enforcement actions. Noncompliance may result in unanticipated compliance expenditures and expose the Company to civil, criminal or administrative penalties and/or other remedies against the Company, including suspension of its operations, and related customer contractual claims and other liabilities.
Certain BLS services, including chemistry, manufacturing, and controls services, must conform to cGMP standards and are subject to periodic inspections by the FDA, the MHRA, and other global regulatory authorities. If regulators identify deficiencies during an inspection, they may issue a formal notice of its inspectional observations, which may be followed by a warning letter if observations are not addressed satisfactorily. Failure to maintain compliance with FDA regulations and other applicable requirements may result in unanticipated compliance expenditures, suspension of operations, enforcement actions, product seizures or recalls, civil, criminal or administrative penalties, and related customer contractual claims and other liabilities.

Animal Welfare Laws and Regulations
The conduct of animal research at BLS’s facilities in the U.S. must be in compliance with the AWA, which governs the care and use of certain warm-blooded animals for research in the U.S. and is enforced through periodic inspections by the USDA. The AWA establishes standards for the care of regulated species, including housing, ventilation, lighting, feeding and watering, handling, veterinary care, and recordkeeping. Licensing and registration requirements are set by the USDA, as well as by comparable regulatory authorities in the EU, the U.K., and China. If these agencies determines that BLS’s equipment, facilities, laboratories, or processes do not comply with applicable standards, they may issue an inspection report documenting the deficiencies and requiring corrective actions. The regulators may impose fines, suspend and/or revoke licenses and registrations, or confiscate research animals. In addition, certain of BLS’s animal related activities may be subject to regulation by the U.S. Centers for Disease Control and Prevention, the Office of Laboratory Animal Welfare of the National Institutes of Health, the U.S. Fish and Wildlife Service, and similar organizations in other jurisdictions in which the Company operates.

Security, Privacy, and Confidentiality of Health Information and Other Personal Information
The Company and its third party service providers are subject to laws and regulations related to protecting the privacy and security of personal information, as well as national security concerns relating to cross-border access to personal information.
In the U.S., HIPAA governs the security and confidentiality of certain health information in a manner designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions. HIPAA applies to health plans, healthcare providers, including laboratories that conduct standard transactions electronically, and healthcare clearinghouses as well as their “business associates” as defined in HIPAA. In addition to the existing requirements under HIPAA, HHS recently proposed revisions to the HIPAA security regulations, which, if adopted, would impose increased requirements on regulated entities such as the Company.
Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HHS also conducts periodic audits to confirm compliance and authorizes state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations.
HIPAA establishes a “floor” and does not supersede laws that are more stringent. In addition to the laws and regulations described above, the Company may need to comply with numerous other state and federal consumer protection, data protection, international data transfers, privacy and similar laws that govern the confidentiality, security, use, and disclosure of personal information, as well as breach notification responsibilities. To the extent applicable, newer laws such as the CCPA, the Washington My Health My Data Act, and similar consumer privacy laws in other states, may impose additional obligations to the Company. These laws vary in scope and by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information.
The Company may also be required to comply with national security and international data protection regulations, such as the EU GDPR, U.K. GDPR, and DOJ’s Data Security Program, that address access, use, disclosure, protection, and transfer of personal data in regions where the Company does business or restrict access to specific types of personal data from countries of concern identified by or pursuant to U.S. regulations, including China. Potential fines and penalties for non-compliance with U.S. and international privacy, security, data protection, and similar laws could have a material adverse effect on the Company’s business.

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

Fraud and Abuse Laws and Regulations
Existing U.S. laws governing federal healthcare programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broad reaching fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted expansively and enforced aggressively by multiple government agencies, including the DOJ, OIG, CMS, and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives.
The U.S. Anti-Kickback Statute prohibits knowingly providing anything of value in return for, or to induce the referral of, Medicare, Medicaid, or other U.S. federal healthcare program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in U.S. federal healthcare programs.
Under another U.S. statute, known as the “Stark” physician self-referral law, physicians who have a financial relationship with a clinical laboratory may not refer Medicare or Medicaid covered testing to the laboratory unless an exception applies, and laboratories may not bill Medicare or Medicaid for such prohibited referrals.
There are a variety of other types of federal and state fraud and abuse laws, including the False Claims Act and other laws prohibiting submission of false or fraudulent claims to government healthcare programs that require certain companies to disclose payments and other transfers of value to certain healthcare professionals and providers.
Sanctions for violations of these laws may include significant criminal and civil fines and penalties, as well as exclusion from participation in Medicare, Medicaid, and other federal or state healthcare programs.

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

Controlled Substances
BLS handles controlled substances as part of the services it provides in preclinical testing. The use of controlled substances is regulated by the U.S. Drug Enforcement Administration under the CSA and its implementing regulations. The CSA establishes, among other things, certain registration, security, recordkeeping, reporting, manufacturing, distribution, import, export, and other requirements for controlled substances. The Company seeks to conduct its business in compliance with these requirements as applicable. Violations of these rules may result in criminal and civil fines and penalties.

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

Item 1A.     RISK FACTORS
Investors should carefully consider all of the information set forth in this Annual Report, including the following risk factors, before deciding to invest in any of the Company’s securities. The risks below are not the only ones that the Company faces. Additional risks not presently known to the Company, or that it presently deems immaterial, may also negatively impact the Company. The Company’s business, consolidated financial condition, revenues, results of operations, profitability, reputation, or cash flows could be materially impacted by any of these factors.
Risks Related to the Company’s Business and Operations
General or macro-economic factors and significant fluctuations in economic conditions in the U.S. and globally may have a material adverse effect on the Company.
The Company’s business depends on sustained demand for diagnostic testing and biopharma laboratory services by patients, physicians, hospitals, MCOs, CROs, pharmaceutical, biotechnology, medical device companies, and others. Significant changes in global economic conditions, inflationary pressures, and credit market volatility could negatively affect testing volumes, the demand for biopharma laboratory services, cash collections, profitability, and access to financing. Pressure on and uncertainty surrounding the U.S. federal government budget and potential changes in budgeting priorities could adversely affect the funding for government programs that comprise a portion of the Company’s revenue. In addition, uncertainty in the credit markets and interest rate volatility could reduce the availability and increase the cost of credit and impact the Company’s ability to meet its financing needs in the future.
Operations may be disrupted and adversely impacted by events beyond the Company’s control, including natural disasters, adverse weather, geopolitical events, public health crises, supply chain disruptions, and inaccessibility of natural resources.
Natural disasters (e.g., severe weather, fires, and earthquakes), geopolitical events (e.g., terrorism, war, and political instability), public health crises, criminal activity, supply chain disruptions, and other events beyond the Company’s control could negatively affect the Company’s operations. These disruptions may temporarily reduce testing volumes, delay study progress, hinder specimen transport, limit access to laboratories and IT systems, and interrupt supply deliveries. They may also affect customer operations, further decreasing demand. Prolonged disruptions caused by such events, especially in key operational locations, could harm the Company’s results of operations.
An inability to attract, retain, and develop experienced and qualified personnel, including personnel in key roles and critical positions, and increased personnel costs, could adversely affect the Company’s business.
The loss of personnel in key roles and critical positions or the inability to attract, retain, and develop experienced and qualified employees, at the Company’s clinical laboratories, drug development, and diagnostic facilities, and increased costs related to such personnel and employees, could adversely affect the business. Success in maintaining the Company’s leadership position in genomic and other advanced testing and diagnostic technologies will depend in part on the Company’s ability to attract and retain skilled research professionals. In addition, the success of the Company’s early discovery, clinical, and commercial laboratories also depends on employing and retaining qualified and experienced professionals, including specialists, who perform laboratory research activities and testing services. The same is true for patient-facing staff with specialized training required to perform activities related to specimen collection or clinical research activities. In the future, if competition for the services of these professionals increases, the Company may not be able to continue to attract and retain individuals in its markets. Changes to personnel in key roles and critical positions, and the ability to attract, develop, and retain qualified personnel, as a result of increased competition for talent, wage growth, or other market factors, could lead to strategic and operational challenges and uncertainties, distractions of management from other key initiatives, and inefficiencies and increased costs, any of which could adversely affect the Company’s business, financial condition, results of operations, and cash flows.
Continued changes in healthcare reimbursement models and products (e.g., health insurance exchanges), changes in government payment and reimbursement systems, or changes in payer mix, including an increase in third-party benefits management and value-based payment models, could have a material adverse effect on the Company’s revenues, profitability, and cash flow.
The Company’s diagnostic testing services are primarily billed to third parties, including MCOs, employer plans, and other health insurance providers. A shift toward a higher mix of government and MCO payers may adversely effect revenues due to lower reimbursement rates. Ongoing efforts by payers to reduce reimbursement, tighten payment policies, and control utilization are expected to continue. If the Company cannot offset these reductions through cost efficiencies, increased volume or new services, its revenues, profitability, and cash flows may be materially impacted. PAMA has already reduced Medicare reimbursement rates for many tests, and further reductions are expected, although rate reductions are frozen for 2026 and capped at 15% per year for 2027-2029. Delays and changes in coding, billing, and payer policies have historically impacted revenue and margins, and similar disruptions may continue. Increasing patient cost-sharing and evolving value-based care models also pose collection challenges and may affect the Company’s ability to attract and retain MCOs.
Changes in government regulation or in practices relating to the pharmaceutical, biotechnology, or medical device industries could decrease the need for certain services that BLS provides.
BLS supports pharmaceutical, biotechnology, and medical device companies in navigating the regulatory approval and post-approval compliance requirements process. Changes in government regulations, whether easing or tightening requirements and changes in government operations, including staff reductions and reorganization efforts, could reduce the demand for BLS’s services or make them less competitive. Additionally, efforts to control drug and device costs, or changes in insurer reimbursement practices, may lead customers to reduce R&D spending, which could adversely affect BLS’s business.
Increased competition, including price competition, could have an adverse effect on the Company’s revenues and profitability.
As further described in Item 1 and Item 1A of Part I of this Annual Report, both Dx and BLS operate in highly competitive industries and selection of a commercial laboratory or a drug development partner is based on a number of competitive factors. The commercial laboratory business is intensely competitive in terms of price, service, specialty offerings, and the type and number of commercial laboratories. Dx and BLS compete against a wide range of businesses, as well as in-house departments of pharmaceutical, biotechnology, medical device, and diagnostic companies, and, to a lesser extent, selected academic research centers, universities, and teaching hospitals. In addition, BLS’s services are subject to increased price competition that may have an adverse effect on the segment’s profitability and consolidated revenues and net earnings. Dx’s or BLS’s inability to compete effectively with other businesses as it relates to certain competitive factors, including the factors mentioned above, could have an adverse effect on the Company’s revenues and profitability.
Failure to obtain and retain new customers, the loss of existing customers or material contracts, or a reduction in services or tests ordered or specimens submitted by existing customers, or the inability to retain existing and/or create new relationships with health systems could impact the Company’s ability to successfully grow its business.
The Company’s growth depends on attracting new customers and business partners while retaining existing relationships. A decline in test orders or specimen volume from existing customers, or the loss of existing contracts without offsetting growth in its customer base, could impact the Company’s ability to successfully grow its business and could have a material adverse effect on the Company’s revenues and profitability. The Company competes primarily on the basis of reputation, efficient and timely performance, and leadership in science, technology, and innovation. The Company’s failure to successfully compete in any of these areas could result in the loss of existing customers, an inability to gain new customers, and reduced or stagnant growth of the Company’s business.
Failure to develop or acquire licenses for new or improved testing technologies, or the Company’s customers using new technologies to replace offerings currently provided by the Company could adversely affect its business.
The commercial laboratory industry is subject to changing technology and the introduction of new and improved test offerings. The Company’s success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on its ability to develop, acquire, or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. The Company may not be able to negotiate acceptable licensing arrangements, and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If the Company is unable to license these testing methods at competitive rates, its R&D costs may increase as a result. In addition, if the Company is unable to license new or improved technologies to expand its esoteric testing operations, its testing methods may become outdated and testing volume and revenue may be materially and adversely affected.
In addition, advances in technology may lead to the development of more technologies, such as point-of-care testing equipment, that can be operated by healthcare providers in their offices or by patients themselves without requiring the services of commercial laboratories. Development of such technology and its use by the Company’s customers could reduce the demand for its laboratory testing services and the utilization of certain tests offered by the Company and negatively impact its revenues. Similarly, application of AI to testing could reduce demand for the Company’s services, or competitors could adopt use of these technologies and derive benefits from them sooner than the Company, which could adversely affect the Company’s business.
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

Changes or disruption in services, supplies, or transportation provided by third parties have impacted, and could in the future materially impact, the Company’s operations and business.
Despite having proprietary transport capabilities, the Company remains dependent on third parties for critical supplies and services, including transportation, laboratory materials, and specialized animal populations. Disruptions in supply chains or access to transport—due to factors such as geopolitical instability, public health crises, natural disasters, or vendor noncompliance—have impacted, and could in the future materially impact, the Company’s operations. Furthermore, from time to time, manufacturers discontinue or recall reagents, test kits, or instruments used by the Company to perform laboratory testing. Such discontinuations or recalls could adversely impact the Company’s costs, testing volume and revenue.
A failure to identify suitable acquisition targets and successfully close and integrate acquisitions could have a material adverse effect on the Company’s business objectives and its revenues and profitability.
Part of the Company’s strategy involves deploying capital in investments that enhance the Company’s business, which includes pursuing strategic acquisitions to strengthen the Company’s scientific capabilities and enhance therapeutic expertise, enhance esoteric testing and global drug development capabilities, and increase presence in key geographic areas. Since January 1, 2021, the Company has invested net cash of approximately $3.8 billion in strategic business acquisitions. However, the Company cannot assure that it will be able to identify acquisition targets that are attractive to the Company or that are of a large enough size to have a meaningful impact on the Company’s results of operations. Furthermore, the successful closing and integration of a strategic acquisition entails numerous risks, including, among others:
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
The Company is a party to a limited number of collective bargaining agreements with various labor unions and is subject to employment and labor laws and unionization activity in the U.S. Similar employment and labor obligations exist across other countries in which it conducts business, including appropriate engagement with works councils in Europe. Disputes with regard to the terms of labor agreements or obligations for consultation, potential inability to negotiate acceptable contracts with these unions, unionization activity, or a failure to comply with labor or employment laws could result in, among other things, labor unrest, strikes, work stoppages, slowdowns by the affected workers, fines and penalties. If any of these events were to occur, or other employees were to become unionized, the Company could experience a significant disruption of its operations or higher ongoing labor costs, either of which could have a material adverse effect upon the Company’s business. Additionally, future labor agreements, renegotiations of labor agreements, or changes in labor or employment laws, could compromise its service reliability and significantly increase its costs, which could have a material adverse effect on the Company’s business. Also, the Company may incur substantial additional costs and become subject to litigation and enforcement actions if the Company fails to comply with legal requirements affecting its workforce and labor practices, including laws and regulations related to wage and hour practices, Office of Federal Contract Compliance Programs compliance, and unlawful workplace harassment and discrimination.

Continued and increased consolidation of pharmaceutical, biotechnology and medical device companies, health systems, physicians and other customers could adversely affect the Company’s business.
Consolidation of healthcare companies and providers, including pharmaceutical, biotechnology, and medical device companies, health systems, and physician practices through horizontal and vertical mergers, acquisitions, and partnerships, is increasing competition and giving some combined companies greater control over more aspects of healthcare, including increased bargaining power. This competition and increased bargaining power may adversely affect the pricing and volume of the Company’s services.
In addition, as health systems acquire physician practices, maintaining strong relationships with hospital-based systems and integrated delivery networks is increasingly important to the Company’s business. Dx’s inability to retain its existing relationships with those physicians as they become part of healthcare systems and networks and/or create new relationships could impact its ability to successfully grow and maintain its business, which could adversely affect the Company’s business.
Damage or disruption to the Company’s facilities or operations therein could adversely affect the Company’s business.
Many of the Company’s facilities, or the operations conducted therein could be difficult to replace in a short period of time. Any event that causes a disruption of the operation of these facilities might impact the Company’s ability to provide services to customers and, therefore, could have a material adverse effect on the Company’s financial condition, results of operations, and cash flows.
The failure to establish, update, or perform to appropriate quality standards could adversely affect the Company’s business and reputation.
The Company has quality control systems and processes to support the performance and delivery of its services. A failure to establish, update, or perform in accordance with those systems or processes could result in the loss of customers, loss or suspension of licensure or certifications, or imposition of sanctions or other penalties, among other things, which could adversely affect the Company’s business and reputation.
Risks Related to Financial Matters
The Company bears financial risk for contracts that, including for reasons beyond the Company’s control, may be underpriced, subject to cost overruns, delayed, or terminated or reduced in scope.
The Company enters into fixed-price and capped fee-for-service contracts, bearing financial risk if costs exceed estimates or pricing is insufficient. Such underpricing or significant cost overruns could have an adverse effect on the Company’s business, results of operations, financial condition, and cash flows. Many BLS contracts may be terminated or reduced in scope, including for reasons such as safety issues, undesired product results, insufficient clinical trial or investigator enrollment, customer decisions to halt development, or failure to perform contractual obligations. Loss, reduction, or delay of large or multiple contracts could materially adversely affect BLS’s business, results of operations, financial condition, and cash flows.
A significant increase in the Company’s days sales outstanding could have an adverse effect on the Company’s business, including by increasing its bad debt or decreasing its cash flow.
Billing for laboratory services is a complex process due to varying billing requirements across different payers, including physicians, patients, health plans, Medicare, and Medicaid. A material increase in Dx’s days sales outstanding level, driven by billing complexity or otherwise, could have an adverse effect on the Company’s business, including potentially increasing the Company’s bad debt rate and reducing cash flows. While BLS faces less billing complexity, delays in billing or collections could similarly have an adverse effect on the Company’s business, including potentially decreasing cash flows.
BLS’s revenues depend on R&D spending by companies in the pharmaceutical, biotechnology and medical device industries.
BLS’s revenues are closely tied to R&D spending by pharmaceutical, biotechnology, and medical device companies, which may depend on access to capital and reimbursement from payers. Economic conditions, industry trends, or funding constraints could lead to reduced or delayed R&D activity or outsourcing, materially impacting BLS’s business and financial performance.
Foreign currency exchange fluctuations could have an adverse effect on the Company’s business.
The Company operates internationally and BLS derives a significant portion of its revenues from non-U.S. operations. Since the Company’s Consolidated Financial Statements are denominated in USD, fluctuations in foreign currency exchange rates may impact reported financial results, especially when costs and revenues are denominated in different currencies. These factors could significantly affect BLS’s results of operations, financial condition, and cash flows, which could have an adverse effect on the Company’s business.

The Company’s uses of financial instruments to limit its exposure to interest rate and currency exchange fluctuations could expose it to risks and financial losses that may adversely affect the Company’s financial condition, liquidity, and results of operations.
To limit the Company’s exposure to interest rate and currency exchange fluctuations, the Company enters into financial swaps and hedging arrangements, with various counterparties. In addition to any risk related to the counterparties, there can be no assurance that this hedging strategy will be effective in insulating the Company from the risk associated with the underlying transactions or that the Company will not have to pay additional amounts upon settlement.
The Company’s level of indebtedness and debt service requirements could adversely affect the Company’s liquidity, results of operations, and business.
At December 31, 2025, the indebtedness on the Company’s outstanding senior notes totaled $5.2 billion in aggregate principal, of which $500.0 million is payable within the next 12 months. The Company is also party to credit agreements relating to a $1.0 billion revolving credit facility subject to negative financial covenants limiting subsidiary indebtedness and certain other covenants typical for investment-grade-rated borrowers, and the Company is required to maintain a leverage ratio within certain limits.
The Company’s level of indebtedness could adversely affect its business. In particular, such indebtedness could increase the Company’s vulnerability to sustained, adverse macro-economic downturns, limit financing flexibility, and limit its ability to pursue certain operational and strategic opportunities, including large acquisitions. Higher interest rates and changes in debt ratings could increase borrowing costs and reduce access to capital. Additional debt or credit arrangements may further restrict operations and liquidity. The Company may incur additional long-term debt, which could further increase its obligations and business restrictions. Additionally, major debt rating agencies regularly assess the Company’s debt, and there is no assurance that the Company will be able to maintain its existing debt ratings and a failure to do so could raise funding costs and limit access to capital.
The Company’s quarterly results of operations may vary significantly from quarter to quarter making it harder to predict future results.
The Company’s results of operations may vary significantly from quarter to quarter and are influenced by factors over which the Company has little control, such as:
•changes in the global economy, including the imposition of tariffs;
•currency exchange rate fluctuations;
•the commencement, completion, delay, or cancellation of large projects or contracts or groups of projects;
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
The Company believes that results of operations for any particular quarter are not necessarily a meaningful indication of future results. While fluctuations in the Company’s quarterly results of operations could negatively or positively affect the market price of the Company’s common stock, these fluctuations may not be related to the Company’s future overall operating performance.
The Company depends on a variety of U.S. and international financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that the Company relies on may adversely affect the Company’s business and financial condition.
The Company maintains the majority of its cash and cash equivalents in accounts with major U.S. and international financial institutions, and its deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company would be able to access uninsured funds in a timely manner or at all. Additionally, bank payment processes could become unavailable which could temporarily impact the Company’s ability to operate, pay employees, or meet obligations on a timely basis. Any of these could adversely affect the Company’s business and financial condition.

The Company might not be able to engage in certain desirable capital raising or strategic transactions as a result of the Spin-off and may not achieve its intended results.
To preserve, for U.S. federal income tax purposes, the tax-free qualification of the Spin-off and certain related transactions under Sections 355 and 368(a)(1)(D) of the U.S. Internal Revenue Code, the Company may be limited or restricted in pursing certain transactions. Even if the Spin-off and certain related transactions otherwise qualify for tax-free treatment under Section 355 of the Code, they may result in corporate-level gain to the Company if there is a 50% or greater change in ownership, by vote or value, of the shares of the Company’s stock, Fortrea’s stock, or the stock of a successor of either occurring as part of a plan or series of related transactions that includes the Spin-off, which is generally presumed to include any acquisitions or issues of stock within two years of the Spin-off. To avoid realizing such taxable gain, the Company may be restricted or limited in its capital raising or in the strategic transactions that it elects to pursue during such time period. Additionally, the Spin-off presents risks that could affect the Company’s business, including exposure to unexpected claims, liabilities, or costs under the Company’s agreements with Fortrea in connection with the Spin-off.
Risks Related to Technology and Cybersecurity
Failure to maintain the security of customer-related information or compliance with security requirements could damage the Company’s reputation with customers, cause it to incur substantial additional costs and become subject to litigation and enforcement actions.
The Company collects, stores, transmits, and processes personal and financial information, and works with third-party service providers in connection with such data processing activities. A compromise of the Company’s or a vendor’s systems that results in confidential information being acquired, accessed, or changed by unauthorized persons, or failure to meet security standards, such as the HIPAA security regulations and the Payment Card Industry Data Security Standard, could harm the Company’s reputation, operations, financial condition, and liquidity, and may result in litigation, fines, or regulatory actions. For example, the AMCA Incident (as defined below under “Cybersecurity” in Item 1C) resulted in costs, pending and threatened litigation, and regulatory inquiries. For additional information about the AMCA Incident, see Note 15 Commitments and Contingencies to the Consolidated Financial Statements of Part III of the Annual Report.
Failure in the information technology systems of the Company or its vendors and other third-party service providers, or newly acquired businesses, or delays or failures in the development and implementation of new systems or updates or enhancements to existing systems, could adversely affect the Company’s business.
The Company’s operations rely on the continued performance and security of its information technology systems. System failures, cybersecurity incidents, disruptions, or other issues affecting information technology systems could impair data processing, service delivery, billing, and customer communications. The Company also relies on third parties for critical services, including transportation, supplies, and data processing and expects them to comply with applicable laws and regulations, including environmental, health and safety, and privacy and data security laws. Failures by these providers, whether operational, legal, or cybersecurity-related, and issues affecting their information technology systems, could disrupt services, compromise personal or other confidential information, expose the Company to liability and could materially impact its business, even if the Company is not responsible for the underlying cause of any such failure or issue. In addition, the Company may be subject to regulatory, contractual, or other obligations arising from any such failure or issues. Despite contingency plans, risks remain, and a significant information technology system disruption could adversely affect the Company’s reputation, operations, financial condition, and profitability.
Cybersecurity incidents and unauthorized access to the Company's or its customers’ data could harm the Company’s reputation and adversely affect its business.
The Company continues to face cybersecurity threats, including ransomware attempts, data breaches, and phishing and social engineering attempts targeting its systems and its employees, and those of third-party vendors. Increasingly sophisticated methods, including the use of AI by threat actors, heighten these risks. The Company has implemented a formal cybersecurity program; however, threat actors’ techniques continue to evolve and may not be identifiable until deployed, which could limit the Company’s ability to prevent unauthorized access, data compromise, service disruption, or fraudulent activity. The Company may be unable to anticipate and/or implement appropriate controls needed to protect against these evolving threats or be required to expend additional resources to prepare for and respond to any cybersecurity vulnerabilities. Evolving threats may outpace defenses, requiring ongoing investment in security measures. Data and cybersecurity incidents, including those involving third parties, such as the AMCA Incident, could result in data loss, service disruption, reputational harm, litigation, regulatory penalties, and increased insurance costs. Remote work arrangements further elevate exposure to cyber risks.

The use of AI and machine learning tools in the Company’s operations and the services of third-parties may introduce risks that could adversely affect the Company’s business, financial condition, and reputation.
The Company and certain of its third-party vendors use AI and machine learning tools to enhance productivity and innovation, but these technologies also introduce risks. Improper use may lead to data leaks of sensitive, proprietary, or confidential information, flawed outputs, biased decisions, or reputational harm. In addition, rapid advancements could render existing tools obsolete or give competitors an edge, emerging regulations may subject the Company to new restrictions or penalties, and AI systems may be vulnerable to new security threats. These risks could result in legal liabilities, customer loss, and reputational damage, each of which could have an adverse impact on the Company’s business and operations.
Risks Related to Regulatory and Compliance Matters
Changes in payer regulations or policies, insurance regulations or approvals, or changes in laws, regulations, or policies in the U.S. or globally, including changes in their interpretation, may adversely affect the Company.
Government payers, including Medicare and Medicaid, and private insurers, such as MCOs, continue to implement measures to control healthcare costs, utilization, and delivery. These efforts include changes of reimbursement rates, coverage criteria, and administrative requirements.
Under PAMA, phased reductions to Medicare reimbursement began in January 1, 2018, and are now frozen for 2026 but will resume in 2027, with capped reductions in 2027-2029, with potential for further reductions thereafter. Additional changes such as prior authorization requirements, diagnosis code edits, and other claims processing rules may also impact payment for diagnostic services. Reimbursement for pathology services performed by Dx under the Medicare PFS is subject to ongoing statutory and regulatory adjustments. Similar actions by commercial payers have historically led to lower payments, increased administrative costs, and reduced test utilization. Future changes in payer policies, laboratory benefit management programs, or insurance regulations could materially and adversely affect Dx’s business, financial condition, and results of operations, which could have an adverse effect on the Company’s business.
The Company could face significant monetary damages and penalties and/or exclusion from government programs if it violates anti-fraud and abuse laws.
The Company is subject to comprehensive regulation at the federal, state, and local levels in the U.S., as well as in other countries where it operates. Noncompliance with laws governing billing practices, financial relationships, and other healthcare-related activities could result in civil or criminal penalties, exclusion from Medicare and Medicaid, and restrictions on the use of the Company’s laboratories. Although the Company believes it is in material compliance with applicable requirements, government authorities may take a contrary position. This includes potential interpretations of laws such as the Eliminating Kickbacks in Recovery Act, which currently lacks clarifying regulations or exceptions. Any enforcement action, regardless of outcome, could harm the Company’s reputation and disrupt key business relationships.
The Company’s business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of CLIA, Medicare, Medicaid or other national, state, or local agencies in the U.S. and other countries where the Company operates laboratories.
The commercial laboratory testing industry is subject to broad regulation in the U.S. and internationally. In the U.S. CLIA requires certification for virtually all clinical laboratories. Noncompliance with CLIA may result in suspension, revocation, or limitation of a laboratory’s certificate, and the ability to bill government and other payers, as well as significant fines or criminal penalties. The Company is also subject to state laws that may impose additional requirements on laboratory operations and personnel.
Outside the U.S., the Company’s laboratories are subject to local laws and regulations, which vary by jurisdiction. Laws and regulations—many of which lack judicial interpretation—could be applied by regulatory or enforcement authorities in ways that adversely affect the Company’s business. Potential sanctions include fines and loss of licenses or certifications. Additionally, future legislation may impose new compliance obligations that could be costly to implement.
Failure of the Company or its third-party service providers to comply with national security, privacy and data security laws and regulations could result in fines, penalties and damage to the Company’s reputation with customers and have a material adverse effect upon the Company’s business.
The Company and its third-party service providers are subject to numerous federal, state, and international laws governing national security, and the privacy and security of personal and health information. Noncompliance may result in fines, penalties, litigation, or criminal sanctions.
In the U.S., HIPAA imposes detailed requirements on the use, disclosure, and safeguarding of PHI. HIPAA violations can lead to significant civil and criminal penalties. HIPAA also provides individuals with certain privacy rights regarding their PHI and requires the Company to notify individuals about its privacy practices. The Company has implemented policies to comply with HIPAA, but evolving regulations—including a proposed rule to clarify the HIPAA Security Rule—may increase compliance obligations. State laws, such as the CCPA and the Washington My Health My Data Act, impose additional requirements that may exceed requirements under HIPAA and other federal standards. The Company must also comply with restrictions on international data transfers imposed through standards such as the DOJ’s Data Security Program, and emerging laws regulating AI, algorithms, and automated processing, which may increase compliance costs.
Internationally, the Company is subject to data protection laws, such as the EU GDPR and the U.K. GDPR, which impose strict requirements and significant penalties for noncompliance. Similar laws have been enacted in other regions where the Company operates, including Asia, Latin America, and other parts of Europe.
Compliance with these complex and evolving regulations may require changes to the Company’s business practices and result in increased operational costs. Failure to comply could materially and adversely affect the Company’s business and reputation, result in the imposition of fines, penalties, or orders to stop certain activities, and potentially expose the Company to actions for the wrongful use or disclosure of personal information.
The Company’s international operations could subject it to additional risks and expenses that could adversely impact the business or results of operations.
The Company’s international operations are subject to foreign laws and regulations that differ from those in the U.S. Noncompliance may result in penalties, restrictions, and reputational harm. Risks include changes in reimbursement by foreign governments, export controls, trade regulations, tax policies, labor laws, and currency repatriation restrictions. Some jurisdictions may lack clear legal frameworks or strong enforcement of contractual and intellectual property rights.
The Company may also face challenges related to regulatory approval, pricing, reimbursement, and marketing of its services abroad. Operating internationally can lead to unanticipated costs, including those related to compliance, staffing, collections, and managing local operations. In certain countries, success may depend on forming relationships with local partners, and failure to do so could adversely affect the Company’s business and operations.
International operations may increase the Company’s exposure to liabilities under applicable anti-corruption laws.
Anti-corruption laws in the countries where the Company conducts business, including the FCPA, U.K. Bribery Act, and similar laws in other jurisdictions, prohibit companies and their intermediaries from engaging in bribery including improperly offering, promising, paying, or authorizing the giving of anything of value to individuals or entities for the purpose of corruptly obtaining or retaining business. The Company operates in parts of the world where corruption may be common and where anti-corruption laws may conflict to some degree with local customs and practices. The Company maintains an anti-corruption program including policies, procedures, training, and safeguards in the engagement and management of third parties acting on the Company’s behalf. Despite these safeguards, the Company cannot guarantee protection from corrupt acts committed by employees or third parties associated with the Company. Violations or allegations of violations of anti-corruption laws could have a significant adverse effect on the business or results of operations.
Failure to comply with the regulations of pharmaceutical and medical device regulators, such as the FDA, the Medicines and Healthcare products Regulatory Agency in the U.K., the EU, the European Medicines Agency, the National Medical Products Administration in China, and the Pharmaceuticals and Medical Devices Agency in Japan, could result in fines, penalties, and sanctions against BLS and have a material adverse effect upon the Company.
The Company’s preclinical and central laboratory operations must comply with applicable standards, including GLP, GCP, and for certain services, cGMP. These operations also involve the import, export, and use of medical devices, reagents, and biological products, which are subject to extensive local and international regulations. Failure to comply with these requirements could result in regulatory enforcement, civil, criminal, or administrative sanctions, including fines, suspension of laboratory operations, or restrictions on import/export activities. Maintaining compliance may also require significant resources and ongoing investment. Any enforcement action or disruption in laboratory operations could have a material adverse effect on the Company’s business and results of operations.
Increased regulations and restrictions on the import of research animals, limitations of supply of research animals, and actions of animal rights activists may have an adverse effect on the operations of BLS or the Company.
BLS’s preclinical services utilize animals in preclinical testing of the safety and efficacy of drugs and devices. Such activities are typically required for the development of new medicines and medical devices under regulatory regimes in the U.S., Europe, Japan, and other countries. Increased or changed regulations and restrictions on the import of research animals into various countries, as well as limitations of supply could impact BLS’s ability to conduct preclinical research and could have an adverse effect on BLS’s financial condition, results of operations, and cash flows. In addition, acts of vandalism and other acts by animal rights activists who object to the use of animals in drug development could have an adverse effect on the Company.
Animal populations may suffer diseases that can damage BLS’s inventory, harm its reputation, or result in other liability.
BLS’s preclinical services rely on healthy research animal populations. The presence of infectious or other diseases can compromise research quality, result in inventory loss, and pose risks to human or external animal populations. Such incidents may lead to reputational damage, operational disruption, and increased costs, adversely affecting the Company’s financial condition and results of operations.
Failure to conduct animal research in compliance with animal welfare laws and regulations could result in sanctions and/or remedies against BLS and have a material adverse effect on the Company.
BLS’s preclinical research activities must comply with animal welfare laws in the jurisdictions where it operates, including the AWA and similar regulations in the U.K., the EU, and China. These laws govern standards for housing, care, and oversight of research animals. Failure to meet regulatory requirements may result in fines, suspension or revocation of licenses, confiscation of animals, and reputational harm, any of which could have a material adverse effect on the Company’s operations and financial results.
U.S. FDA regulation of LDTs and regulation by other countries of diagnostic offerings could have a material adverse effect on the Company’s business.
The Company’s diagnostic instruments, test kits, reagents, and point-of-care devices are subject to regulation by the FDA, which oversees their development, manufacturing, labeling, marketing, and performance. The FDA regularly inspects facilities and may take enforcement actions for noncompliance.
Historically, LDTs offered by high-complexity laboratories have been regulated under CLIA without FDA oversight. However, on April 29, 2024, the FDA issued a final rule asserting authority to regulate LDTs as medical devices, initiating a four-year phase-out of its prior enforcement discretion. Legal challenges to the rule led to its recission, but if the FDA reissues a revised rule or otherwise seeks to reassert authority over LDTs, such actions could increase regulatory burdens and enforcement risks for LDTs not cleared or approved by the FDA.
Noncompliance with FDA requirements may result in warning letters, fines, recalls, injunctions, and other civil or criminal penalties, potentially impacting the Company’s ability to develop and commercialize new tests.
Outside the U.S., the Company is subject to similar regulations, including the EU IVDR, which imposes classification, quality, and safety standards. Compliance with these evolving international frameworks may increase costs and affect the Company’s ability to support clinical trials and offer laboratory services.
Failure to comply with U.S., state, local, or international environmental, health and safety laws and regulations, including the U.S. Occupational Safety and Health Administration Act and the U.S. Needlestick Safety and Prevention Act, could result in fines, penalties and loss of licensure, and have a material adverse effect on the Company.
As previously discussed in Item 1 of Part I of this Annual Report, the Company is subject to licensing and regulation under laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. Failure to comply with these laws and regulations could subject the Company to denial of the right to conduct business, fines, criminal penalties, and/or other enforcement actions that would have a material adverse effect on its business. In addition, compliance with future legislation could impose additional requirements on the Company that may be costly.
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

Risks Related to Legal Matters
Adverse results in material litigation matters could have a material adverse effect on the Company’s business.
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
The Company relies on intellectual property—including patents, copyrights, trademarks, and trade secrets—to support many of its offerings and processes. Some of this intellectual property is licensed from third parties, including on an exclusive basis. The Company’s ability to maintain and enforce its proprietary rights, prevent infringement, and defend claims of infringement is critical to its operations.
The Company has faced, and may continue to face, challenges relating to intellectual property rights. For example, in October 2020, Ravgen Inc. filed a patent infringement lawsuit against the Company alleging infringement of two Ravgen-owned U.S. patents. In September 2022, a jury rendered a verdict in favor of Ravgen on the remaining patent at issue and awarded damages of $272.0 million. In May 2023, the court awarded Ravgen additional enhanced damages in the amount of $100.0 million, and in January 2025, the court awarded Ravgen post-verdict supplemental damages of $2.6 million, an ongoing royalty of $100 per test through the life of the patent as issue, pre- and post-judgement interest, and other relief. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process.
Failure to successfully obtain, maintain, enforce, or defend intellectual property rights—or adverse outcomes in litigation—could result in the need to alter or discontinue offerings, pay significant costs, damages or licensing fees, or suffer reputational harm, any of which could materially affect the Company’s business, reputational, and results of operations.
Changes in tax laws and regulations or the interpretation of such may have a significant impact on the financial position, results of operations, and cash flows of the Company.
U.S. and foreign governments continue to review, reform and modify tax laws, including with respect to the Organisation for Economic Co-operation and Development’s base erosion and profit shifting initiative. Changes in tax laws and regulations could materially affect the Company’s tax obligations.
In addition, the Company is subject to regular audits with respect to its various tax returns and processes in jurisdictions in which it operates. Errors or omissions in tax returns, process failures or differences in interpretation of tax laws by tax authorities and the Company may lead to litigation, payments of additional taxes, penalties, and interest.
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
Item 1B.     UNRESOLVED STAFF COMMENTS
None.
Item 1C.     CYBERSECURITY
Risk Management and Strategy
Protecting the information maintained by the Company about its patients, customers, colleagues, and partners against external and internal threats is a priority for the Company. Accordingly, the Company maintains an enterprise-wide cybersecurity risk management program and invests in cybersecurity policies, control standards, and control procedures, including risk assessment activities, security and event monitoring capabilities, an IR plan, and other detection, prevention, and protection capabilities designed to monitor and mitigate external and insider threats. Through its OIS within the Information Technology organization, the Company engages in a risk-based monitoring and assessment process that analyzes potential business impact of cybersecurity threats to its systems and data, and assesses the effectiveness of the controls in place.
The Company has implemented a formal cybersecurity governance program aligned to elements of the NIST Cybersecurity Framework and the SCF. The governance program integrates controls from various regulations, standards, and best practices and supports a structured approach to identifying, protecting against, detecting, responding to, and recovering from cybersecurity threats. The Company’s program includes the evaluation of the cybersecurity posture of third-party suppliers and vendors that have access to the Company’s data or information technology systems. Consistent with business requirements, components of the Company’s information technology enlivenment and control activities are assessed by independent third parties against various frameworks and standards. The Company uses the results of these assessments to inform risk prioritization and remediation planning. With the assistance of these frameworks and standards, the Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities, assesses those systems pursuant to the Company’s cybersecurity policies, control standards, and control procedures, and implements appropriate mitigation measures.
Incident Response and Resilience
The Company has implemented an IR Plan, which is integrated with the Company’s enterprise crisis management, business continuity, and disaster recovery programs. The IR Plan provides a framework for responding to and managing cybersecurity incidents and is designed to support timely escalation, coordinated decision-making, and effective recovery. The IR Plan outlines incident response requirements, reporting processes, protocols for incident evaluation, and procedures for notifying and escalating information to the Company’s senior management, and the Board and/or appropriate Board committees, as applicable. The IR Plan is reviewed, tested, and updated under the leadership of the Company’s CITO and CIRO.
Employee Training
The Company’s cybersecurity team provides enterprise-wide cybersecurity training for employees to maintain and continuously improve the Company’s mitigation against human-driven risk. Cybersecurity training is conducted annually, with supplemental and role-based training required for personnel with elevated system access or responsibilities. The Company also conducts periodic simulations and awareness activities designed to reinforce expected behaviors and reduce the likelihood of cybersecurity incidents.
Engagement with External Cybersecurity Professionals
The Company engages with third parties to assess the effectiveness of, and assist with, its cybersecurity risk and response systems and processes. These third parties include cybersecurity assessors, consultants, and professionals who help identify, verify, and validate cybersecurity risks and support mitigation as appropriate.
Oversight of Third-Party Service Providers
The Company’s processes also are designed to evaluate the cybersecurity threat risks associated with its use of third-party service providers that have applicable levels of access to the Company’s data or information technology systems. The Company performs due diligence on third parties that have access to its systems, data, or facilities that house such systems or data, and it monitors cybersecurity threats identified through such due diligence.

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
Governance
The Company’s Board has oversight responsibility for the Company’s enterprise risk management process and it delegates oversight responsibility for certain significant functional areas of risk management to the board’s committees. The Audit Committee of the Board is responsible for oversight and review of the Company’s cybersecurity and other information technology risks, controls, and procedures, including the potential impact of such risks on the Company’s business, financial results, operations, and reputation, as well as the Company’s plans to mitigate cybersecurity risks and to respond to cybersecurity incidents.
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
The CITO and CIRO together lead efforts to design, implement, and operate controls deemed appropriate for the management of cybersecurity risks. OIS manages the policies, control procedures, and control standards designed to identify, protect against, respond to, and recover from cybersecurity threats and cybersecurity incidents.

Item 2.       PROPERTIES
The Company’s corporate headquarters are located in Burlington, North Carolina, and include facilities that are both owned and leased.
Dx operates through a network of PSCs, branches, rapid response laboratories, primary laboratories, and specialty laboratories. The table below summarizes certain information as to Dx’s principal operating and administrative facilities at December 31, 2025.

Location	Nature of Occupancy
Birmingham, Alabama	Leased
Phoenix, Arizona	Owned
Los Angeles, California	Leased
Monrovia, California	Leased
San Diego, California	Leased
San Francisco, California (2)	Leased
Shelton, Connecticut	Leased
Tampa, Florida	Leased
South Bend, Indiana	Leased
Wichita, Kansas	Leased
Baltimore, Maryland	Leased
Holyoke, Massachusetts	Leased
Westborough, Massachusetts	Leased
Troy, Michigan	Leased
St. Paul, Minnesota	Owned
Raritan, New Jersey	Owned
Burlington, North Carolina (5)	Owned/Leased
Research Triangle Park, North Carolina (3)	Leased
Dublin, Ohio	Owned
Tulsa, Oklahoma	Leased
Brentwood, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Herndon, Virginia	Leased
Seattle, Washington	Leased
Spokane, Washington	Leased
Oak Creek, Wisconsin	Leased

BLS operates globally. The table below summarizes certain information as to BLS’s principal operating and administrative facilities at December 31, 2025.

Location	Nature of Occupancy
Mechelen, Belgium	Leased
Shanghai, China (2)	Leased/Owned
Munster, Germany	Owned
Bangalore, India	Leased
Singapore	Leased
Geneva, Switzerland (2)	Owned/Leased
Eye, United Kingdom	Owned
Harrogate, United Kingdom	Owned
Huntingdon, United Kingdom	Owned
Shardlow, United Kingdom	Owned
York, United Kingdom	Leased
Greenfield, Indiana	Owned
Indianapolis, Indiana	Leased
Bedford, Massachusetts	Owned
Ann Arbor, Michigan	Leased
Somerset, New Jersey	Owned
Denver, Pennsylvania	Leased
Chantilly, Virginia	Leased
Madison, Wisconsin	Owned
All of the Company’s primary facilities have been built or improved for the purpose of providing commercial laboratory testing or biopharma laboratory services. The Company believes that these existing facilities and plans for expansion are suitable and adequate and will provide sufficient production capacity for the Company’s currently foreseeable level of operations. The Company believes that if it were unable to renew a lease or if a lease were to be terminated on any of the facilities it presently leases, it could find alternate space at competitive market rates and readily relocate its operations to such new location without material disruption to its operations.
Item 3.       LEGAL PROCEEDINGS
See Note 15 Commitments and Contingencies to the Consolidated Financial Statements.
Item 4.       MINE SAFETY DISCLOSURES
Not applicable.

PART II
Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock, par value $0.10 per share, or Common Stock, trades on the New York Stock Exchange under the symbol “LH”.
Holders
On February 23, 2026, there were approximately 1,032 holders of record of the Common Stock.
Transfer Agent
The transfer agent for the Company’s Common Stock is Equiniti Trust Company, LLC, 48 Wall Street, Floor 23, New York, NY 10005, telephone: 800-468-9716, website: https://www.equiniti.com/us/.
Dividends
The Company’s ability to pay dividends is primarily dependent on earnings from operations, the adequacy of capital and the availability of liquid assets for distribution.
For the year ended December 31, 2025, the Company paid $240.7 million in Common Stock dividends. The Company expects common dividend declarations, if made, to occur in January, April, July, and October with payment dates in March, June, September, and December, and are subject to Board approval. There can be no assurance that the Company will continue to pay quarterly cash dividends at the current rate or at all.

Common Stock Performance
The graph below shows the cumulative total return assuming an investment of $100 on December 31, 2020, in each of the Company’s Common Stock, the S&P 500 Index, and the S&P 500 Health Care Index, and assuming that all dividends were reinvested. For the purpose of this graph, the distribution of 100% of the outstanding Common Stock of Fortrea to the Company’s shareholders, pursuant to which Fortrea became an independent company, is treated as a non-taxable cash dividend of $33.11 per share, an amount equal to the opening price of Fortrea common stock when it began trading on June 20, 2023, that was deemed reinvested in the Company’s Common Stock at the closing price on June 20, 2023.

Comparison of Five Year Cumulative Total Return
Index Stock Price
240
220
200
180
160
140
120
100
80
60
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
Year Ended
Labcorp Holdings Inc.
S&P 500 Index
S&P 500 Health Care Index

	12/2020	12/2021	12/2022	12/2023	12/2024	12/2025
Labcorp Holdings Inc.	$100.00	$154.37	$116.69	$132.83	$135.77	$150.19
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
S&P 500 Health Care Index	$100.00	$126.13	$123.67	$126.21	$129.46	$148.36
Issuer Purchases of Equity Securities (dollars and shares in millions, except per share amounts)
The following table sets forth information with respect to purchases of shares of the Company’s Common Stock made during the quarter ended December 31, 2025, by or on behalf of the Company:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
October 1 - October 31	0.3	$261.69	0.3	$983.4
November 1 - November 30	0.5	$256.68	0.5	$862.9
December 1 - December 31	0.1	$263.71	0.1	$830.4
	0.9	$259.27	0.9
During the year ended December 31, 2025, the Company purchased 1.8 shares of its Common Stock at an average price per share of $254.17 for a total cost of $450.0. At December 31, 2025, the Company had outstanding authorization from its Board to purchase up to $830.4 maximum value of the Company’s Common Stock. The repurchase authorization has no expiration date.
During the year ended December 31, 2024, the Company purchased 1.1 shares of its Common Stock at an average price per share of $219.57 for a total cost of $250.1.

Item 6.    [RESERVED]

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL (dollars in millions)
For the year ended December 31, 2025, the Company’s revenues were $13,951.7, an increase of 7.2% from $13,008.9 for the corresponding period in 2024. The 7.2% increase in revenues for the year ended December 31, 2025, as compared to the corresponding period in 2024, was primarily due to organic revenue of 4.4%, acquisitions, net of divestitures of 2.5%, and favorable foreign currency translation of 0.4%.
The Company defines organic growth as the increase in revenue excluding the year over year impact of acquisitions, divestitures, and currency. Acquisition and divestiture impact is considered for a 12-month period following the close of each transaction.
On June 30, 2023, the Company completed the Spin-off. The TSA dated June 29, 2023 between Fortrea and LCAH expired on June 30, 2025, and all services provided under the TSA terminated on or before the expiration date.
On July 4, 2025, the U.S. government enacted the OBBBA, which includes provisions addressing regulations and federal funding affecting healthcare. These provisions include, but are not limited to, changes to Medicaid and the ACA, and could lead to revised regulatory requirements and reduced federal funding. As a result of these changes, the Company could experience a decline in utilization of its diagnostics testing services due to a reduction in overall insurance coverage, which may cause the Company’s revenue to decrease. However, the Company currently believes any such reduction would not likely have a material impact on its results of operations in future periods. The potential impacts described above represent the Company’s assessment at this time, and the Company will continue to evaluate the impact of the OBBBA on its business and operations, if any, as the legislation’s provisions continue to become effective through 2028.
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance. For the discussion of 2024 results and comparison with 2023 results refer to “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Revenues

	Year Ended December 31,
	2025	2024	Change
Dx	$10,876.5	$10,144.3	7.2%
BLS	3,098.2	2,922.6	6.0%
Intercompany eliminations and other	(23.0)	(58.0)	60.4%
Total	$13,951.7	$13,008.9	7.2%
Dx revenues for the year ended December 31, 2025, were $10,876.5, an increase of 7.2% compared to revenues of $10,144.3 in the corresponding period in 2024. The increase was primarily due to organic revenue of 4.1% and acquisitions, net of divestitures of 3.2%, partially offset by unfavorable foreign currency translation of 0.1%.
Dx total volume, measured by requisitions, increased by 3.7%, as organic volume increased by 2.2% and acquisition volume, net of divestitures, contributed 1.5%. Price/mix increased by 3.5% due to organic growth of 1.9% and acquisitions, net of divestitures, of 1.7%, partially offset by unfavorable foreign currency translation of 0.1%.
BLS revenues for the year ended December 31, 2025, were $3,098.2, an increase of 6.0% over revenues of $2,922.6 in the corresponding period in 2024. The increase in revenues was primarily due to organic growth of 4.0% and favorable foreign currency translation of 2.0%.

Cost of Revenues

	Year Ended December 31,
	2025	2024	Change
Cost of revenues	$9,939.2	$9,384.5	5.9%
Cost of revenues as a percentage of revenues	71.2%	72.1%
Cost of revenues increased 5.9% for the year ended December 31, 2025, as compared with corresponding period in 2024, and decreased as a percentage of revenues to 71.2% for the year ended December 31, 2025, as compared to 72.1% for the corresponding period in 2024. This decrease was primarily due to operational efficiencies and the impact from revenue growth, including the performance of Invitae.
Selling, General, and Administrative Expenses

	Year Ended December 31,
	2025	2024	Change
Selling, general, and administrative expenses	$2,216.3	$2,230.0	(0.6)%
Selling, general, and administrative expenses as a percentage of revenues	15.9%	17.1%
Selling, general, and administrative expenses as a percentage of revenues decreased to 15.9% for the year ended December 31, 2025, as compared to 17.1% for the year ended December 31, 2024. The decrease was primarily due to growth in demand as the Company leveraged the growth of its revenues and a decrease in costs related to the Spin-off, partially offset by higher personnel costs and the impact from Invitae.
Amortization of Intangibles and Other Assets

	Year Ended December 31,
	2025	2024	Change
Amortization of intangibles and other assets	$280.0	$256.4	9.2%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to December 31, 2024.
Goodwill and Other Asset Impairments

	Years Ended December 31,
	2025	2024	Change
Goodwill and other asset impairments	$4.3	$5.3	(18.9)%
The impairment charges for the year ended December 31, 2025, were primarily due to the write-off of certain facility-related assets and capitalized software costs. The impairment charges for the year ended December 31, 2024, were primarily due to the decommissioning of an information system and a robotic asset.
Restructuring and Other Charges

	Year Ended December 31,
	2025	2024	Change
Restructuring and other charges	$127.2	$46.0	176.5%
For the year ended December 31, 2025, the Company recorded net restructuring charges of $127.2, including $105.5 of charges associated with the restructuring of ED. The charges were comprised of $101.3 in long-lived asset impairment and other non-cash charges, $27.2 in severance and other personnel costs, $17.9 in facility-related costs, and $13.9 in contract termination costs. The charges were adjusted by the reversal of previously established liabilities of $33.1.
For the year ended December 31, 2024, the Company recorded net restructuring charges of $46.0. The charges were comprised of $43.0 in severance and other personnel costs and $5.9 in facility-related costs primarily associated with general integration activities. The charges were adjusted by the reversal of previously established liabilities of $2.9.

Interest Expense

	Year Ended December 31,
	2025	2024	Change
Interest expense	$224.1	$208.3	7.6%
For the year ended December 31, 2025, interest expense increased 7.6% as compared with the corresponding period in 2024. The increase was primarily due to higher weighted-average interest rates during the year ended December 31, 2025, when compared to the year ended December 31, 2024.
Equity Method Loss, Net

	Year Ended December 31,
	2025	2024	Change
Equity method loss, net	$(13.3)	$(1.4)	(866.3)%
Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the health care industry. The increase in Equity method loss, net for the year ended December 31, 2025, as compared with the corresponding period in 2024, was primarily due to the loss recognized from the SYNLAB investment that closed in the first quarter of 2025.
Other, Net

	Year Ended December 31,
	2025	2024	Change
Other, net	$(55.0)	$60.2	(191.4)%
The change in Other, net for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily due to the TSA expiration resulting in a $76.2 decrease of fees charged to Fortrea for the year ended December 31, 2025, as compared with the corresponding period in 2024, related to the provision of administrative and information technology systems support. The costs to provide these transition services were included in Operating income, but the service fees were included in Other, net. In addition, there were net investment losses of $42.6, recorded during the year ended December 31, 2025, compared to net investment losses of $11.4 for the corresponding period of 2024, which are primarily driven by a decrease in the value of investments in other companies or investment funds that develop technology relating to the Company’s operations.
Provision for Income Taxes

	Year Ended December 31,
	2025	2024
Provision for income taxes	$229.8	$212.4
Provision for income taxes as a percentage of earnings from operations before income taxes	20.7%	22.1%
The decrease in the effective tax rate for the year ended December 31, 2025, as compared with the corresponding period in 2024, was primarily attributable to the release of specific uncertain tax positions.

Results of Operations by Segment

	Year Ended December 31,
	2025	2024	Change
Dx segment operating income	$1,779.9	$1,606.3	10.8%
Dx segment operating margin	16.4%	15.8%	0.5%	(1)
BLS segment operating income	498.5	458.9	8.6%
BLS segment operating margin	16.1%	15.7%	0.4%
Segment operating income	2,278.4	2,065.2	10.3%
General corporate and unallocated expenses	(482.2)	(670.8)	(28.1)%
Amortization of intangibles and other assets	(280.0)	(256.4)	9.2%
Restructuring and other charges	(127.2)	(46.0)	176.5%
Goodwill and other asset impairments	(4.3)	(5.3)	(18.9)%
Total Operating income	$1,384.7	$1,086.7	27.4%
(1)Amount does not cross-foot due to rounding.
Dx segment operating income was $1,779.9 for the year ended December 31, 2025, an increase of 10.8% from operating income of $1,606.3 in the corresponding period of 2024, and Dx operating margin increased approximately 50 basis points year-over-year. The increase in operating margin was primarily due to increased organic revenue growth, including the performance of Invitae.
BLS segment operating income was $498.5 for the year ended December 31, 2025, an increase of 8.6% from operating income of $458.9 in the corresponding period of 2024, and BLS operating margin increased approximately 40 basis points year over year. The increase in operating margin was primarily due to increased organic revenue growth and operating efficiencies, partially offset by higher personnel costs.
General corporate expenses are comprised primarily of administrative services, such as executive management, human resources, legal, finance, corporate affairs, and information technology. Corporate expenses were $482.2 for the year ended December 31, 2025, a decrease of 28.1% over corporate expenses of $670.8 in the corresponding period of 2024, primarily due to decreases in acquisition-related costs and costs related to the Spin-off.
LIQUIDITY AND CAPITAL RESOURCES (dollars and shares in millions, except per share amounts)
The Company’s cash-generating capability and financial condition typically have provided ready access to capital markets. The Company’s principal source of liquidity is operating cash flow, supplemented by proceeds from debt offerings. The Company’s senior unsecured revolving credit facility is further discussed in Note 11 Debt to the Company’s Consolidated Financial Statements.
In summary the Company’s cash flows were as follows:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$1,640.5	$1,585.8
Net cash used for investing activities	(1,194.0)	(1,366.8)
Net cash (used for) provided by financing activities	(1,457.0)	779.9
Effect of exchange rate on changes in cash and cash equivalents	24.1	(17.0)
Net (decrease) increase in cash and cash equivalents	$(986.4)	$981.9
Cash and Cash Equivalents
Cash and cash equivalents at December 31, 2025, and 2024, totaled $532.3 and $1,518.7, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits and other money market investments, which have original maturities of three months or less.
Cash Flows from Operating Activities
During the year ended December 31, 2025, the Company’s operations provided $1,640.5 of cash as compared to $1,585.8 in 2024. The $54.7 increase in net cash provided from operations in 2025, as compared with the corresponding 2024 period, was primarily due to higher cash earnings, partially offset by working capital timing.
Cash Flows from Investing Activities
Net cash used for investing activities for the year ended December 31, 2025, was $1,194.0 as compared to $1,366.8 for the year ended December 31, 2024. The decrease in net cash used for investing activities for the year ended December 31, 2025 as compared to the year ended December 31, 2024, was primarily due to a decrease in business acquisitions and lower capital expenditures, partially offset by the investment in SYNLAB in 2025.
Capital expenditures were $434.5 and $489.9 for the years ended December 31, 2025, and 2024, respectively. Capital expenditures in 2025 were 3.1% of revenues, primarily in connection with projects to support growth in the Company’s core businesses. The Company expects this level of spending to increase in 2026 to 4.0%, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, projects related to its LaunchPad initiative, and further acquisition integration initiatives.
Cash Flows from Financing Activities
Net cash used for financing activities for the year ended December 31, 2025, was $1,457.0 compared to net cash provided by financing activities of $779.9 for the year ended December 31, 2024. This movement in cash within financing activities for 2025, as compared to 2024, was primarily due to a decrease in proceeds from senior note offerings of $2,000.0, an increase in common stock repurchases of $199.9, and a decrease in proceeds from the Company’s accounts receivable securitization facility of $75.0.
In addition to Cash and cash equivalents, the Company had $1,000.0 of available borrowings under its revolving credit facility, which was amended on June 27, 2025 and expires in 2030. Under the Company’s credit facilities and indentures relating to the Company’s senior notes and the accounts receivable securitization facility (AR Facility), the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the credit facilities, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants under the credit facilities and the indentures related to the Company’s outstanding senior notes and AR Facility at December 31, 2025. The Company expects that it will remain in compliance with all covenants associated with its existing debt obligations for the next 12 months.
In 2025, the Company borrowed an additional $225.0 under its AR Facility, bringing the amount outstanding to $525.0 at December 31, 2025.
On January 28, 2026, the Company amended its AR Facility. Among other things, this amendment extended the scheduled termination date to January 26, 2029 and permits the Company at its option to increase the facility limit from $700.0 to $825.0 at any time on or before May 29, 2026.
On July 24, 2024, the Board adopted a new share repurchase plan authorizing the repurchase of up to $1,000.0 maximum value of the Company’s shares in addition to the remaining amount outstanding under the previous plan. At December 31, 2025, the Company had outstanding authorization from its Board to purchase up to $830.4 maximum value of Common Stock. The repurchase authorization has no expiration date.
For the year ended December 31, 2025, the Company paid $240.7 in Common Stock dividends. On January 14, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $61.0 in the aggregate. The dividend will be paid on March 12, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on February 27, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
Guarantor Information
In 2024, the Company, LCAH and U.S. Bank Trust Company, National Association (the Trustee) entered into a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to the indenture, dated as of November 19, 2010, between LCAH and the Trustee (2010 Indenture). In addition, the Company, LCAH and the Trustee entered into the 2024 Indenture on September 23, 2024 (the 2024 Indenture, together with the 2010 Indenture, the Indentures). The Seventeenth Supplemental Indenture, among other things, provides for the full and unconditional guarantee by the Company of LCAH’s obligations under the 2010 Indenture, and each series of senior unsecured notes issued and outstanding thereunder, and the 2024 Indenture provides for the full and unconditional guarantee by the Company of LCAH’s obligations, and each series of senior unsecured notes issued and outstanding, thereunder (collectively, the Labcorp Holdings Guarantees). Also, the Indentures permit the Company to satisfy LCAH’s reporting obligations so long as the Labcorp Holdings Guarantees remain in place and the Company’s Consolidated Financial Statements and other information comply with the requirements of Rule 3-10 of Regulation S-X.
At December 31, 2025, there was $3,097.3 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, we have excluded the summarized financial information for LCAH because the assets, liabilities and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Credit Ratings
The investment grade credit ratings from Moody’s and S&P Global Ratings contribute to the Company’s ability to access capital markets.
Off-balance Sheet Arrangements
The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the Company’s Consolidated Financial Statements.
The Company has a noncancelable contract with a vendor to purchase inventory supplies pursuant to which the Company is obligated to make expected total future minimum payments of $129.2, including $34.7 in 2026, $20.5 in 2027, and $74.0 in 2028.
Other Commercial Commitments
The Company has debt instruments outstanding. At December 31, 2025, the Company had total future payments of $5,622.6, with $500.3 payable within 12 months, which the Company anticipates refinancing in future periods.
The Company has leases for PSCs, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At December 31, 2025, the Company had total future lease payments for short-term and long-term leases of $1,144.3, with payments of $234.4 due within 12 months.
At December 31, 2025, the Company had provided letters of credit aggregating approximately $110.2, primarily in connection with certain insurance programs that are renewed annually.
At December 31, 2025, and in connection with the pending acquisitions of select clinical laboratory assets from Empire City Laboratories, Inc. (Empire City) and select assets of the outreach business from Parkview Health System, Inc. (Parkview), the Company expects to pay up to $415.0, which includes $85.0 of consideration contingent on performance. The Empire City transaction closed during the first quarter of 2026. Subject to customary closing conditions and applicable regulatory approvals, the Company expects the acquisition of select assets from Parkview to close in 2026. See Note 4 Business Acquisitions and Dispositions to the Company’s Consolidated Financial Statements for additional information.
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
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. While the Company believes these estimates are reasonable and consistent, they are by their very nature estimates of amounts that will depend on future events. Accordingly, actual results could differ from these estimates. The Company’s Audit Committee periodically reviews the Company’s significant accounting policies. The Company’s critical accounting policies arise in conjunction with the following:
•Revenue recognition;
•Business combinations;
•Income taxes;
•Goodwill and indefinite-lived intangible assets; and
•Legal contingencies.

Revenue Recognition
Dx
Within the Dx segment, a revenue transaction is initiated when Dx receives a requisition form to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete, and the associated results are reported. The Dx segment also enters into lab management agreements which have monthly and non-testing-based fees which are recognized each month as the services are provided. Revenues are distributed among four payer portfolios—clients, patients, Medicare and Medicaid, and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, ACOs, employers, and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client revenues are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing offerings. In these cases, revenue is recognized when services are rendered or delivered.
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
BLS
BLS revenue is generally recognized over time, as the services are delivered to the customer, based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. The majority of BLS’s contracts contain a single performance obligation, as BLS provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, BLS allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, BLS will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract, and is equal to the amount expected to be billed to the customer. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope.
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
BLS incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted-average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter into primarily short-term contracts, BLS applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2025. The Company elected to perform a qualitative assessment for goodwill and indefinite-lived intangible assets for each of its reporting units. Based upon the results of the qualitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2025, were greater than the carrying values.

Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of these businesses could be impacted by unfavorable or unforeseen changes which could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions primarily delays in new customer bookings and the related delay in revenue from new customers, increases in customer termination activity, or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance. It is possible that the Company’s conclusions regarding impairment or recoverability of goodwill or indefinite-lived intangible assets in any reporting unit could change in future periods. There can be no assurance that the estimates and assumptions used in the Company’s goodwill and indefinite-lived intangible asset impairment testing performed as of the beginning of the fourth quarter of 2025 will prove to be accurate predictions of the future, if, for example, (i) the businesses do not perform as projected, (ii) overall economic conditions in 2025 or future years vary from current assumptions (including changes in discount rates), (iii) business conditions or strategies for a specific reporting unit change from current assumptions, including loss of major customers, (iv) investors require higher rates of return on equity investments in the marketplace, or (v) enterprise values of comparable publicly traded companies, or actual sales transactions of comparable companies, were to decline, resulting in lower multiples of revenues and earnings before interest, taxes, depreciation, and amortization.
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
Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (dollar amounts in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates the exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps, and interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Exchange Rates
Approximately 13.5% and 13.7% of the Company’s revenues for the year ended December 31, 2025, and 2024, respectively, were denominated in currencies other than the USD. The Company’s Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for purposes of reporting the Company’s consolidated financial results. In 2025 and 2024, the most significant currency exchange rate exposures were to the CAD, Swiss Franc, Euro, and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for 2025 by approximately $31.7. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $231.7 and $(217.1) for the years ended December 31, 2025, and 2024, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months and, in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At December 31, 2025, the Company had eight open foreign exchange forward contracts with various amounts maturing monthly through January 2026 with a notional value totaling approximately $238.0. At December 31, 2024, the Company had 12 open foreign exchange forward contracts with various amounts maturing monthly through January 2025 with a notional value totaling approximately $302.4.
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
In May 2021, to hedge against changes in the fair value portion of the Company’s long-term debt, the Company entered into fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates currently based on the three-month SOFR, plus 1.0706%.
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

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework 2013” issued by COSO. Based on this assessment, the Company’s management determined that, at December 31, 2025, the Company maintained effective internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board.
Deloitte and Touche LLP, an independent registered public accounting firm, who audited and reported on the Consolidated Financial Statements of the Company included in this Annual Report, also audited the effectiveness of the Company’s internal control over financial reporting at December 31, 2025, as stated in its report, which is included herein immediately preceding the Company’s audited Consolidated Financial Statements.

Item 9B.    OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended December 31, 2025, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement			Expiration Date
Peter J. Wilkinson	November 17, 2025	Rule 10b5-1 Trading Arrangement	Up to	(2,157)	(1)	October 30, 2026	(2)
Senior Vice President, Chief Accounting Officer
(1)The figure presented represents the shares to be sold on the vesting of equity awards and may vary subject to the achievement of certain performance conditions and/or shares to be withheld for tax purposes.
(2)This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all sales on the respective order entry date or (b) the expiration date listed in the table.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by the item regarding directors is incorporated by reference to the Company’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2026 (2026 Proxy Statement) under the caption Election of Directors. Information regarding executive officers is incorporated by reference to the Company’s 2026 Proxy Statement under the caption Executive Officers. Information concerning the Company’s Audit Committee, including the designation of audit committee financial experts is incorporated by reference to the Company’s 2026 Proxy Statement under the captions Corporate Governance and Delinquent Section 16(a) Reports, respectively. Information concerning the Company’s code of ethics is incorporated by reference to the Company’s 2026 Proxy Statement under the caption Corporate Governance Policies and Procedures.
Insider Trading Arrangements and Policies
The Company is committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, the Company has adopted the Insider Trading Policy governing the purchase, sale, and/or other dispositions of its securities by the Company’s directors, officers, employees, and designated contractors, as well as by Labcorp Holdings Inc. itself, that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.
Item 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to information in the 2026 Proxy Statement under the captions “Executive Compensation” and “Director Compensation.”
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See Note 14 Stock Compensation Plans to the Consolidated Financial Statements for a discussion of the Company’s stock compensation plans. Except for the above referenced footnote, the information called for by this item is incorporated by reference to information in the 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Holders and Management,” “Compensation Discussion & Analysis” and “Executive Compensation.”
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to information in the 2026 Proxy Statement under the captions “Board Independence” and “Related Party Transactions.”
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated by reference to information in the 2026 Proxy Statement under the caption “Fees to Independent Registered Public Accounting Firm.”

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

4.4
Fourteenth Supplemental Indenture, dated as of November 25, 2019, between the Company and U.S. Bank National Association, as trustee, including the form of the 2029 Notes (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 25, 2019).

4.5
Fifteenth Supplemental Indenture, dated as of May 26, 2021, between the Company and U.S. Bank National Association, as trustee, including the form of the 2026 Notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 26, 2021).

4.6
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

4.8
Description of the Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

4.9	New Holding Company Guarantee, dated May 17, 2024, by Labcorp Holdings Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 17, 2024).
4.10
Indenture, dated as of September 23, 2024, between Laboratory Corporation of America Holdings, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

4.11
First Supplemental Indenture, dated as of September 23, 2024, among Laboratory Corporation of America Holdings, as issuer, Labcorp Holdings Inc., as guarantor, and U.S. Bank Trust Company, National Association, as trustee, including the form of the 2030 Notes (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2024).

4.12
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

10.1+	Labcorp Holdings Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2025).
10.2+	Labcorp Holdings Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2025).
10.3+
Assignment and Assumption Agreement, dated as of May 17, 2024, by and among Laboratory Corporation of America Holdings, Labcorp Holdings Inc. and Adam H. Schechter (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

10.4+	National Health Laboratories Incorporated Pension Equalization Plan (incorporated herein by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).
10.5+
Laboratory Corporation of America Holdings Amended and Restated New Pension Equalization Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

10.6+
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

10.10+
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

10.12+
Third Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).

10.13+
Fourth Amendment to the Laboratory Corporation of America Holdings Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007).

10.14+
Amended and Restated Laboratory Corporation of America Holdings Master Senior Executive Severance Plan (incorporated by reference to 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024).

10.15
Third Amended and Restated Credit Agreement, dated as of April 30, 2021, among the Company, Bank of America N.A., as administrative agent, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 4, 2021).

10.16
Guarantor Joinder Agreement, dated May 17, 2024, by and between Labcorp Holdings Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B filed on May 17, 2024).

10.17
Term Loan Credit Agreement, dated June 3, 2019, by and among Laboratory Corporation of America Holdings, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2019).

10.18
Amendment No. 1, dated as of May 7, 2020, to the Term Loan Credit Agreement, dated June 3, 2019, among Laboratory Corporation of America Holdings, Bank of America, N.A. as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020).

10.19
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

10.20
First Amendment to Receivables Purchase Agreement, dated as of January 31, 2025, by and among Labcorp Receivables LLC, as seller, persons from time to time party hereto, as purchasers, PNC Bank National Association, as administrative agent, Laboratory Corporation of America Holdings, as Servicer, and PNC Capital Markets, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2025).

10.21
Sale and Contribution Agreement, dated as of August 23, 2024, by and among each of the persons from time to time party hereto, as originators, Laboratory Corporation of America Holdings, as an originator and as servicer, and Labcorp Receivables LLC, as buyer (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2024).

10.22
Performance Guaranty, dated as August 23, 2024, by Labcorp Holdings, Inc., in favor of PNC Bank National Association, as administrative agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 23, 2024).

10.23
Aircraft Time Sharing Agreement by and between Laboratory Corporation of America Holdings and Adam H. Schechter on November 18, 2024 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.24
Second Amendment to Receivables Purchase Agreement, dated as of January 28, 2026, by and among Labcorp Receivables LLC, as seller, persons from time to time party hereto, as purchasers, PNC Bank National Association, as administrative agent, Laboratory Corporation of America Holdings, as Servicer, and PNC Capital Markets, as structuring agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2026).

19.1**	Insider Trading Policy, revised December 2025

21.1**	List of Subsidiaries of the Company
22.1**	Subsidiary Issuers of Guaranteed Securities
23.1**	Consent of Deloitte & Touche LLP, an independent registered public accounting firm
24.1**	Power of Attorney of Kerrii B. Anderson
24.2**	Power of Attorney of Victor Bulto Carulla
24.3**	Power of Attorney of Jeffrey A. Davis
24.4**	Power of Attorney of Kirsten M. Kliphouse
24.5**	Power of Attorney of Garheng Kong, M.D., Ph.D.
24.6**	Power of Attorney of Peter M. Neupert
24.7**	Power of Attorney of Richelle P. Parham
24.8**	Power of Attorney of Paul B. Rothman, M.D.
24.9**	Power of Attorney of John H. Sampson, M.D., Ph.D.
24.10**	Power of Attorney of Kathryn E. Wengel
31.1**	Certification by the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2**	Certification by the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32**	Written Statement of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)
97	Incentive Compensation Recoupment Policy, effective October 11, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101.INS**	Inline XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management contracts or compensatory plans or arrangements
†	Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally copies of any of the omitted schedules to the Securities and Exchange Commission upon its request.
*	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) and Item 601(b)(10)(iv) of Regulation S-K, as applicable. The Company agrees to furnish supplementally an unredacted copy of the exhibit to the Commission upon its request.
**	Filed or furnished herewith, as required

Item 16.        FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LABCORP HOLDINGS INC.
Registrant

		By:	/s/ ADAM H. SCHECHTER
Adam H. Schechter
President and Chief Executive Officer

Dated:	February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant on February 24, 2026 in the capacities indicated.

Signature	Title
/s/ ADAM H. SCHECHTER	President and Chief Executive Officer
Adam H. Schechter	(Principal Executive Officer)
/s/ JULIA A. WANG	Executive Vice President, Chief Financial Officer
Julia A. Wang	(Principal Financial Officer)
/s/ PETER J. WILKINSON	Senior Vice President, Chief Accounting Officer
Peter J. Wilkinson	(Principal Accounting Officer)
*	Director
Kerrii B. Anderson
*	Director
Victor Bulto Carulla
*	Director
Jeffrey A. Davis
*	Director
Kirsten M. Kliphouse
*	Director
Garheng Kong, M.D., Ph.D.
*	Director
Peter M. Neupert
*	Director
Richelle Parham
*	Director
Paul B. Rothman, M. D.
*	Director
John H. Sampson, M.D., Ph.D.
*	Director
Kathryn E. Wengel

* Kathryn W. Kyle, by her signing her name hereto, does hereby sign this Annual Report on behalf of the directors of the Registrant after whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the SEC.

By:	/s/ KATHRYN W. KYLE
Kathryn W. Kyle
Attorney-in-fact

LABCORP HOLDINGS INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Labcorp Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Labcorp Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, comprehensive earnings, changes in shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 24, 2026
We have served as the Company’s auditor since 2021.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Labcorp Holdings Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Labcorp Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 24, 2026, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 24, 2026

PART I – FINANCIAL INFORMATION
Item 1.  Financial Information

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Millions)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$532.3	$1,518.7
Accounts receivable, net	2,103.8	1,944.1
Unbilled services, net	156.9	152.9
Supplies inventory	534.7	493.2
Prepaid expenses and other	692.8	697.6
Total current assets	4,020.5	4,806.5
Property, plant, and equipment, net	3,081.5	3,045.4
Goodwill, net	6,789.5	6,369.7
Intangible assets, net	3,596.0	3,488.9
Joint venture partnerships and equity method investments	153.9	16.3
Other assets, net	751.3	652.2
Total assets	$18,392.7	$18,379.0
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$840.8	$875.8
Accrued expenses and other	847.8	871.2
Unearned revenue	439.1	392.2
Short-term operating lease liabilities	191.1	184.6
Short-term finance lease liabilities	4.6	6.1
Short-term borrowings and current portion of long-term debt	500.1	1,000.3
Total current liabilities	2,823.5	3,330.2
Long-term debt	5,084.6	5,331.2
Operating lease liabilities	682.6	676.3
Financing lease liabilities	63.0	74.3
Deferred income taxes and other tax liabilities	454.5	383.1
Other liabilities	647.8	517.4
Total liabilities	9,756.0	10,312.5
Commitments and contingent liabilities
Noncontrolling interest	16.9	14.3
Shareholders’ equity:
Common stock, 82.2 and 83.4 shares outstanding at December 31, 2025, and 2024, respectively	7.5	7.6
Additional paid-in capital	—	2.8
Retained earnings	8,639.9	8,303.4
Accumulated other comprehensive loss	(27.6)	(261.6)
Total shareholders’ equity	8,619.8	8,052.2
Total liabilities and shareholders’ equity	$18,392.7	$18,379.0
The accompanying notes are an integral part of these Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)

	Year Ended December 31,
	2025	2024	2023
Revenues	$13,951.7	$13,008.9	$12,161.6
Cost of revenues	9,939.2	9,384.5	8,796.7
Gross profit	4,012.5	3,624.4	3,364.9
Selling, general, and administrative expenses	2,216.3	2,230.0	2,021.4
Amortization of intangibles and other assets	280.0	256.4	219.8
Goodwill and other asset impairments	4.3	5.3	349.0
Restructuring and other charges	127.2	46.0	49.1
Operating income	1,384.7	1,086.7	725.6
Other (expense) income:
Interest expense	(224.1)	(208.3)	(199.6)
Investment income	15.2	22.3	28.8
Equity method loss, net	(13.3)	(1.4)	(1.4)
Other, net	(55.0)	60.2	15.5
Earnings from continuing operations before income taxes	1,107.5	959.5	568.9
Provision for income taxes	229.8	212.4	188.5
Earnings from continuing operations	877.7	747.1	380.4
Earnings from discontinued operations, net of tax	—	—	38.8
Net earnings	877.7	747.1	419.2
Less: Net earnings attributable to the noncontrolling interest	(1.2)	(1.1)	(1.2)
Net earnings attributable to Labcorp Holdings Inc.	$876.5	$746.0	$418.0

Basic earnings per share:
Basic earnings per share from continuing operations	$10.54	$8.89	$4.35
Basic earnings per share from discontinued operations	$—	$—	$0.45
Basic earnings per share	$10.54	$8.89	$4.80

Diluted earnings per share:
Diluted earnings per share from continuing operations	$10.46	$8.84	$4.33
Diluted earnings per share from discontinued operations	$—	$—	$0.44
Diluted earnings per share	$10.46	$8.84	$4.77

The accompanying notes are an integral part of these Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)

	Years Ended December 31,
	2025	2024	2023
Net earnings	$877.7	$747.1	$419.2
Foreign currency translation adjustments	231.7	(217.1)	183.1
Net benefit plan adjustments	3.2	20.7	14.6
Other comprehensive earnings (loss) before tax	234.9	(196.4)	197.7
Provision for income tax related to items of comprehensive earnings	(0.9)	(5.9)	(1.8)
Other comprehensive earnings (loss), net of tax	234.0	(202.3)	195.9
Comprehensive earnings	1,111.7	544.8	615.1
Less: Net earnings attributable to the noncontrolling interest	(1.2)	(1.1)	(1.2)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$1,110.5	$543.7	$613.9

The accompanying notes are an integral part of these Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2022	$8.1	$—	$10,581.7	$(493.2)	$10,096.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	418.0	—	418.0
Other comprehensive earnings, net of tax	—	—	—	195.9	195.9
Fortrea Holdings Inc. spin-off	—	—	(1,970.0)	238.0	(1,732.0)
Dividends declared	—	—	(256.1)	—	(256.1)
Issuance of common stock under employee stock plans	—	55.2	—	—	55.2
Net share settlement tax payments from issuance of stock to employees	—	(40.9)	—	—	(40.9)
Stock compensation	—	147.3	—	—	147.3
Purchase of common stock	(0.4)	(123.2)	(885.4)	—	(1,009.0)
BALANCE AT DECEMBER 31, 2023	7.7	38.4	7,888.2	(59.3)	7,875.0
Net earnings attributable to Labcorp Holdings Inc.	—	—	746.0	—	746.0
Other comprehensive loss, net of tax	—	—	—	(202.3)	(202.3)
Dividends declared	—	—	(242.9)	—	(242.9)
Issuance of common stock under employee stock plans	—	56.2	—	—	56.2
Net share settlement tax payments from issuance of stock to employees	—	(46.4)	—	—	(46.4)
Stock compensation	—	116.7	—	—	116.7
Purchase of common stock	(0.1)	(162.1)	(87.9)	—	(250.1)
BALANCE AT DECEMBER 31, 2024	7.6	2.8	8,303.4	(261.6)	8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	876.5	—	876.5
Other comprehensive earnings, net of tax	—	—	—	234.0	234.0
Dividends declared	—	—	(241.1)	—	(241.1)
Issuance of common stock under employee stock plans	0.1	54.2	—	—	54.3
Net share settlement tax payments from issuance of stock to employees	—	(31.9)	—	—	(31.9)
Stock compensation	—	125.8	—	—	125.8
Purchase of common stock	(0.2)	(150.9)	(298.9)	—	(450.0)
BALANCE AT DECEMBER 31, 2025	$7.5	$—	$8,639.9	$(27.6)	$8,619.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$877.7	$747.1	$419.2
Earnings from discontinued operations	—	—	(38.8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	681.1	643.5	577.3
Stock compensation	125.8	116.7	128.7
Operating lease right-of-use asset expense	208.1	185.3	168.0
Goodwill and other asset impairments	4.3	5.3	349.0
Non-cash portion of Restructuring and other charges	101.3	—	—
Deferred income taxes	97.6	(20.1)	(78.1)
Other, net	70.7	62.1	38.9
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(125.5)	(52.3)	(103.8)
Decrease in unbilled services	3.3	30.4	28.5
Increase in supplies inventory	(30.2)	(12.6)	(0.7)
Increase in prepaid expenses and other	(25.2)	(54.5)	(25.8)
(Decrease) increase in accounts payable	(52.8)	72.1	(42.4)
Increase (decrease) in unearned revenue	34.6	(24.6)	105.5
Decrease in accrued expenses and other	(330.3)	(112.6)	(323.2)
Net cash provided by continuing operating activities	1,640.5	1,585.8	1,202.3
Net cash provided by discontinued operating activities	—	—	125.4
Net cash provided by operating activities	1,640.5	1,585.8	1,327.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(434.5)	(489.9)	(453.6)
Purchase of equity affiliates or other investments	(192.4)	(55.0)	(29.0)
Proceeds from sale of assets	8.0	2.0	0.6
Proceeds from sale or distribution of equity affiliates or other investments	6.9	—	6.7
Proceeds from sale of business	—	15.1	—
Acquisition of businesses, net of cash acquired	(582.0)	(839.0)	(671.5)
Net cash used for continuing investing activities	(1,194.0)	(1,366.8)	(1,146.8)
Net cash used for discontinued investing activities	—	—	(24.7)
Net cash used for investing activities	(1,194.0)	(1,366.8)	(1,171.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from senior note offerings	—	2,000.0	—
Payments on senior notes	(1,000.0)	(1,000.0)	(300.0)
Proceeds from accounts receivable securitization	225.0	300.0	—
Proceeds from revolving credit facilities	64.8	2,463.7	2,488.2
Payments on revolving credit facilities	(64.8)	(2,463.7)	(2,488.2)
Net share settlement tax payments from issuance of stock to employees	(31.9)	(46.4)	(39.8)
Net proceeds from issuance of stock to employees	54.3	56.2	54.4
Dividends paid	(240.7)	(243.1)	(254.0)
Purchase of common stock	(450.0)	(250.1)	(1,000.0)
Other, net	(13.7)	(36.7)	(19.6)
Net cash (used for) provided by continuing financing activities	(1,457.0)	779.9	(1,559.0)
Net cash provided by discontinued financing activities	—	—	1,499.7
Net cash (used for) provided by financing activities	(1,457.0)	779.9	(59.3)
Effect of exchange rate changes on cash and cash equivalents	24.1	(17.0)	9.9
Net (decrease) increase in cash and cash equivalents	(986.4)	981.9	106.8
Cash and cash equivalents at beginning of period	1,518.7	536.8	430.0
Cash and cash equivalents at end of period	$532.3	$1,518.7	$536.8

The accompanying notes are an integral part of these Consolidated Financial Statements.

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
The Company reports its business in two segments, Diagnostics Laboratories and Biopharma Laboratory Services. In 2025 and 2024, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
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
The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in Accumulated other comprehensive loss within the Consolidated Balance Sheets.
On June 30, 2023, the Company completed the separation of Fortrea, formerly the Company’s CDCS business, into a separate, publicly traded company. All current and historical operating results of Fortrea are presented as Earnings from discontinued operations, net of tax, in the Consolidated Statements of Operations. In addition, as a result of the Spin-off, the Company recast segment results to exclude the historical results of the CDCS business for all periods presented.
These Consolidated Financial Statements are presented in accordance with the rules and regulations of the SEC and GAAP. The preparation of financial statements in conformity with GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Significant estimates include implicit price concessions, revenue estimates, the allowance for credit losses, deferred tax assets, fair values of acquired assets and assumed liabilities in business combinations, fair value of goodwill and indefinite-lived intangible assets, amortization lives for acquired intangible assets, and accruals for self-insurance reserves, litigation reserves and pensions. Actual results could materially differ from those estimates.
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
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses consist primarily of administrative payroll and related benefit charges, including stock compensation, administrative travel, and an allocation of facility charges and information technology costs.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.
The Company maintains Cash and cash equivalents with various major financial institutions. The Company believes all financial institutions holding its cash are of high credit quality and does not believe the Company is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships. The total Cash and cash equivalent

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
balances that exceeded the balances insured by the Federal Deposit Insurance Commission, were approximately $529.9 and $1,516.0 at December 31, 2025, and 2024, respectively.
Substantially all of the Company’s accounts receivable are with companies in the healthcare or pharmaceutical industry and individuals. However, concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many different geographic regions.
Although Dx has receivables due from U.S. and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by U.S. and state governments, and payment is primarily dependent upon submitting appropriate documentation. Accounts receivable balances (gross) from Medicare and Medicaid were $126.1 and $97.4 at December 31, 2025, and 2024, respectively.
For the Company’s operations in Ontario, Canada, the Ontario Ministry of Health and Long-Term Care (Ministry) determines who can establish a licensed community medical laboratory and caps the amount that each of these licensed laboratories can bill the government sponsored healthcare plan. The Ontario government-sponsored healthcare plan covers the cost of commercial laboratory testing performed by the licensed laboratories. The provincial government discounts the annual testing volumes based on certain utilization discounts and establishes an annual maximum it will pay for all community laboratory tests. The agreed-upon reimbursement rates are subject to Ministry review at the end of year and can be adjusted (at the government’s discretion) based upon the actual volume and mix of test work performed by the licensed healthcare providers in the province during the year. The capitated accounts receivable balance from the Ontario government sponsored healthcare plan was CAD 5.8 and 6.4 at December 31, 2025, and 2024, respectively.
The portion of the Company’s accounts receivable due from patients comprises the largest portion of credit risk. At December 31, 2025, and 2024, receivables due from patients represented approximately 22.6% and 24.5% of the Company’s consolidated gross accounts receivable, respectively. The Company applies assumptions and judgments including historical experience and reasonable and supportable forecasts for assessing collectability from patients.
Earnings per Share
Basic earnings per share (Basic EPS) is computed by dividing Net earnings attributable to Labcorp Holdings Inc. by the weighted-average number of common shares outstanding. Diluted earnings per share (Diluted EPS) is computed by dividing Net earnings attributable to Labcorp Holdings Inc., and if applicable, including the impact of dilutive adjustments by the weighted-average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock awards, and performance share awards.
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Year Ended December 31,
	2025			2024			2023
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$876.5		$876.5	$746.0		$746.0	$418.0		$418.0
Weighted-average common shares outstanding	83.2	0.6	83.8	83.9	0.5	84.4	87.1	0.5	87.6
Per share amount	$10.54		$10.46	$8.89		$8.84	$4.80		$4.77

The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Year Ended December 31,
	2025	2024	2023
Employee stock options and awards	0.1	0.2	0.2

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Stock Compensation Plans
The Company measures stock compensation cost for all equity awards at fair value on the date of grant and recognizes compensation expense over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of the Company’s Common Stock on the grant date. To estimate the fair value of stock option awards, the Black-Scholes model is used, which relies on various key assumptions, including risk-free interest rate, expected term, and expected volatility. The grant date fair value of performance awards is based on a Monte Carlo simulated fair value for the relative (as compared to the peer companies) total shareholder return component of the performance awards. Such value is recognized as an expense over the service period and the Company’s determination of whether it is probable that the performance targets will be achieved. At the end of each reporting period, the Company reassesses the probability of achieving performance targets. Forfeitures are recognized as a reduction of expense in earnings in the period in which they occur.
Cash Equivalents
Cash equivalents consist of highly liquid instruments, such as commercial paper, time deposits, and/or other money market instruments, which have maturities when purchased of three months or less.
Supplies Inventory
Supplies inventory, consisting primarily of purchased laboratory and customer supplies and finished goods, are stated at the lower of cost (first-in, first-out) or net realizable value. Supplies accounted for $386.2 and $384.2 and finished goods accounted for $148.5 and $109.0 of total Supplies inventory at December 31, 2025, and 2024, respectively. The Company’s inventory reserve balance was $26.7 and $43.8, at December 31, 2025, and 2024, respectively.
Property, Plant, and Equipment, Net
Property, plant, and equipment are recorded at cost. Depreciation and amortization expense is computed on all classes of assets based on their estimated useful lives using the straight-line method.
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
Capitalized Software Costs
The Company capitalizes purchased software that is ready for service and capitalizes software development costs incurred on significant projects starting from the time that the preliminary project stage is completed, and the Company commits to funding a project until the project is substantially complete and the software is ready for its intended use. Capitalized software costs are included in Property, plant, and equipment, net within the Consolidated Balance Sheets and are mainly comprised of direct material and service costs and payroll and payroll-related costs. Computer software maintenance costs related to software development are expensed as incurred. Capitalized software costs are amortized using the straight-line method over the estimated useful life of the underlying system ranging from three to fifteen years, generally five years. Amortization begins once the underlying system is substantially complete and ready for its intended use.
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
Management performed its annual goodwill and indefinite-lived intangible asset impairment testing as of the beginning of the fourth quarter of 2025. The Company elected to perform a qualitative assessment for goodwill and indefinite-lived intangible assets for each of its reporting units. Based upon the results of the qualitative assessments, the Company concluded that the fair values of each of its reporting units, as of October 1, 2025, were greater than the carrying values.
Although the Company believes that the current assumptions and estimates used in its goodwill analysis are reasonable, supportable, and appropriate, the Company’s business could be impacted by unfavorable changes, including those that impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions, primarily a worsening economic environment and protracted economic downturn and related impacts, including delays in revenue from new customers, increases in customer termination activity, or increases in operating costs. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.
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
Investments
The Company has investments in other companies or investment funds that develop technology relating to the Company’s operations. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for at fair value or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. The carrying value of these type of investments was $201.9 and $199.7 at December 31, 2025, and 2024, respectively, and are included within Other assets, net in the Company’s Consolidated Balance Sheet.
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
Leases
All leases with a lease term greater than 12 months are recorded as an obligation in the Company’s Consolidated Balance Sheets with a corresponding ROU asset, while short-term leases with an initial term of 12 months or less are not recorded in the Company’s Consolidated Balance Sheets. Both finance and operating leases are reflected as liabilities on the commencement date of the lease based on the present value of the lease payments to be made over the lease term. ROU assets are valued at the initial measurement of the lease liability, plus any initial direct costs or rent prepayments, minus lease incentives and any deferred lease payments. The classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.
A certain number of these leases contain rent escalation clauses either fixed or adjusted periodically for inflation or market rates that are factored into the Company’s determination of lease payments. The Company also has variable lease payments that do not depend on a rate or index, for items such as volume purchase commitments, which are recorded as variable cost when incurred. As most of the Company’s leases do not provide an implicit rate, the Company estimates an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. The Company uses this rate to discount payments to present value. Some operating leases contain renewal options, some of which also include options to early terminate the leases. The exercise of these options is at the Company’s discretion, and the Company evaluates each renewal option to determine if it is reasonably possible to be exercised and should be included in the accounting lease term.
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
Interest rate swap agreements, which have been used by the Company from time to time in the management of interest rate exposure, are accounted for at fair value. These derivative financial instruments are accounted for as fair value hedges that increase or decrease the value of the Company’s senior notes with the offset being recorded as a component of other long-term assets or liabilities, as applicable. As the specific terms and notional amounts of the derivative financial instruments match those of the fixed-rate debt being hedged, the derivative instruments are assumed to be perfectly effective hedges and accordingly, there is no impact to the Company’s Consolidated Statements of Operations. Cash flows from the interest rate swaps are including in operating activities within the Consolidated Statements of Cash Flows.
Cross currency swap agreements, which have been used by the Company to hedge the foreign currency exposure of its net investment in a Swiss subsidiary, are accounted for at fair value. Changes in the fair value of the cross-currency swaps are charged or credited through Accumulated other comprehensive loss in the Consolidated Balance Sheet until the hedged item is

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
recognized in earnings. The cumulative amount of the fair value hedging adjustments are recognized as Foreign currency translation adjustments within the Consolidated Statements of Comprehensive Earnings.
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
Foreign Currencies
For subsidiaries outside of the U.S. that operate in a local currency environment, income and expense items are translated to USD at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. Translation adjustments are accumulated in a separate component of Shareholders’ equity in the Consolidated Balance Sheets and are included in the determination of comprehensive earnings in the Consolidated Statements of Comprehensive Earnings and Consolidated Statements of Changes in Shareholders’ Equity. Transaction gains and losses are included in the determination of Net earnings in the Consolidated Statements of Operations.
Recent Accounting Pronouncements Not Yet Adopted
In July 2025, the FASB issued Accounting Standards Update (ASU) 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This accounting pronouncement provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when measuring credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company anticipates that adopting this accounting pronouncement will not have a material impact on its Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This accounting pronouncement is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its future interim reporting.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This accounting pronouncement addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Consolidated Financial Statements.
Enactment of the One Big Beautiful Bill Act
On July 4, 2025, the U.S. government enacted the OBBBA, which includes significant changes to federal tax law, including modifications to bonus depreciation, R&D expensing, and international tax regimes. The tax provisions of the OBBBA will enable the Company to accelerate the realization of $194.7 of deferred tax assets relating to R&D costs over the next two years, but will have no material net impact within the Consolidated Statement of Operations.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
2.    DISCONTINUED OPERATIONS
On June 30, 2023, (the Distribution Date), Labcorp completed the Spin-off. All historical operating results of Fortrea are presented as Earnings from discontinued operations, net of tax, in the Consolidated Statements of Operations. The Spin-off is expected to be treated as tax-free for the Company and its shareholders for U.S. federal income tax purposes.
The Spin-off was achieved through the Company’s pro-rata distribution of 100% of the outstanding shares of Fortrea common stock to holders of record of Labcorp common stock. Each holder of record of Labcorp common stock received one share of Fortrea common stock for every share of Labcorp common stock.
In connection with the Spin-off, the Company entered into several agreements with Fortrea on or prior to the Distribution Date that, among other things, provide a framework for the Company’s relationship with Fortrea after the Spin-off, including a separation and distribution agreement, a tax matters agreement, an employee matters agreement, and a TSA. These agreements contained the key provisions that related to the Spin-off, including provisions related to the principal intercompany transactions required to effect the Spin-off, the conditions to the Spin-off, and provisions that governed the relationship between Fortrea and the Company after the Spin-off. The costs to provide these services are included in Operating income and the service fees earned are included in Other, net in the Consolidated Statements of Operations. The TSA between Fortrea and LCAH expired on June 30, 2025, and all services provided under the TSA terminated on or before the expiration date.
Financial Information of Discontinued Operations
Earnings from discontinued operations, net of tax in the Consolidated Statements of Operations reflect the after-tax results of Fortrea’s business and Spin-off-related fees, and do not include any allocation of general corporate overhead expense or interest expense of the Company.
The following table summarizes the significant line items included in Earnings from discontinued operations, net of tax in the Consolidated Statements of Operations:

Year Ended December 31, 2023
Revenues	$1,506.6
Cost of revenues	1,244.5
Gross profit	262.1
Selling, general, and administrative expenses	184.1
Amortization of intangibles and other assets	31.9
Restructuring and other charges	3.0
Operating income	43.1
Other (expense) income:
Interest expense	(0.5)
Investment expense	(1.2)
Other, net	4.2
Earnings before income taxes	45.6
Provision for income taxes	6.8
Net earnings attributable to Labcorp Holdings Inc.	$38.8

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
3.      REVENUES
Description of Revenues
Dx attributes revenues to a geographical region based upon where the diagnostic test is performed, while BLS attributes revenues to a geographical region based upon where the services are performed. The Company’s revenue by segment payer groups is as follows:

	Year Ended December 31, 2025				Year Ended December 31, 2024				Year Ended December 31, 2023
	North America	Europe	Other	Total	North America	Europe	Other	Total	North America	Europe	Other	Total
Dx:
Clients	23%	—%	—%	23%	24%	—%	—%	24%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%	9%	—%	—%	9%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%	8%	—%	—%	8%
Third party	37%	—%	—%	37%	36%	—%	—%	36%	36%	—%	—%	36%
Total Dx revenues	78%	—%	—%	78%	78%	—%	—%	78%	77%	—%	—%	77%

BLS:
Pharmaceutical, biotechnology, medical device, and diagnostic companies, and CROs	9%	9%	4%	22%	9%	9%	4%	22%	10%	9%	4%	23%

Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $11,650.1 (83.5%), $10,858.3 (83.5%), and $10,177.7 (83.7%) for the years ended December 31, 2025, 2024, and 2023.
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
Within the Dx segment, a majority of the revenue transactions are initiated when Dx receives a requisition form to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. Dx recognizes revenue and satisfies its performance obligation for services rendered when the testing process is complete and the associated results are reported. The Dx segment also enters into agreements that have monthly and non-testing-based fees which are recognized each month as the services are provided.
Revenues are distributed among four payer portfolios: clients, patients, Medicare and Medicaid, and third party. Dx considers negotiated discounts and anticipated adjustments, including historical collection experience for the payer portfolio, when revenues are recorded. Dx has a formal process to estimate implicit price concessions for uncollectable accounts. The majority of Dx’s collection risk is related to accounts receivable from both insured and uninsured patients who are unwilling or unable to pay. Anticipated write-offs are recorded as adjustments to revenue at an amount considered necessary to record the segment’s revenue at its net realizable value. In addition to contractual discounts, other adjustments, including anticipated payer denials and other external factors that could affect the collectability of its receivables, are considered when determining revenue and the net receivable amount. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx’s results of operations in any period presented.
The following are descriptions of the Dx payer portfolios:
Clients
Client payers represent the portion of Dx’s revenue related to physicians, hospitals, health systems, ACOs, employers, and other entities where payment is received exclusively from the entity ordering the testing service. Generally, client sales are recorded on a fee-for-service basis at Dx’s client list price, less any negotiated discount. A portion of client billing is for laboratory management services, collection kits and other non-testing offerings. In these cases, revenue is recognized when services are rendered or delivered.

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
Third Party
Third party includes revenue related to MCOs. The majority of Dx’s third-party revenue is reimbursed on a fee-for-service basis. These payers are billed at Dx’s established list price and revenue is recorded net of contractual discounts. The majority of Dx’s MCO revenues are recorded based upon contractually negotiated fee schedules with sales for non-contracted MCOs recorded based on historical reimbursement experience.
In addition to contractual discounts, other adjustments including anticipated payer denials are considered when determining revenue. Any remaining adjustments to revenue are recorded at the time of final collection and settlement. These adjustments are not material to Dx’s results of operations in any period presented.
Third-party reimbursement is also received through capitation agreements with MCOs and IPAs. Under capitated agreements, revenue is recognized based on a negotiated per-member, per-month payment for an agreed upon menu of tests or based upon the proportionate share earned by Dx from a capitation pool. When the agreed upon reimbursement is based solely on an established rate per member, revenue is not impacted by the volume of testing performed. Under a capitation pool arrangement, the aggregate value of an established rate per member is distributed based on the volume and complexity of the procedures performed by laboratories participating in the agreement. Dx recognizes revenue monthly, based upon the established capitation rate or anticipated distribution from a capitated pool.
BLS Revenues
BLS revenue is generally recognized over time, as the services are delivered to the customer, based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the services to be provided. The majority of the BLS’s contracts contain a single performance obligation, as BLS provides a significant service of integrating all promises in the contract and the promises are highly interdependent and interrelated with one another. For contracts that include multiple performance obligations, BLS allocates the contract value to the goods and services based on a customer price list, if available. If a price list is not available, BLS will estimate the transaction price using either market prices or an “expected cost plus margin” approach. The total contract value is estimated at the beginning of the contract and is equal to the amount expected to be billed to the customer. These contracts generally take the form of fixed-price or fee-for-service arrangements subject to pricing adjustments based on changes in scope.
Fixed-price contracts are typically recognized as revenue over time based on a proportional-performance basis, using either input or output methods that are specific to the service provided. In an output method, revenue is determined by dividing the actual units of output achieved by the total units of output required under the contract and multiplying that percentage by the total contract value. When using an input method, revenue is recognized by dividing the actual costs incurred by the total estimated cost expected to complete the contract and multiplying that percentage by the total contract value. Contract costs principally include direct labor costs, research model costs, and allocated overhead costs. The estimate of total costs expected to complete the contract requires significant judgment, and these estimates are reviewed periodically. Any adjustments to the estimates are recognized on a cumulative catch-up basis in the period they become known.
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
Most contracts are terminable with or without cause by the customer, either immediately or upon notice. These contracts often require payment to BLS of expenses, fees earned to date, and, in some cases, a termination fee or a payment to BLS of some portion of the fees or profits that could have been earned by BLS under the contract if it had not been terminated early. Termination fees are included in revenues when services have been performed and realization is assured.
BLS incurs sales commissions in the process of obtaining contracts with customers, which are recoverable through the service fees in the contract. Sales commissions that are payable upon contract award are recognized as assets and amortized over the expected contract term, along with related payroll tax expense. The amortization of commission expense is based on the weighted-average contract duration for all commissionable awards in the respective business in which the commission expense is paid, which approximates the period over which goods and services are transferred to the customer. The amortization period of sales commissions ranges from approximately 1 to 5 years, depending on the business. For businesses that enter into primarily short-term contracts, BLS applies the practical expedient, which allows costs to obtain a contract to be expensed when incurred if the amortization period of the assets that would otherwise have been recognized is one year or less. Amortization of assets from sales commissions is included in Selling, general, and administrative expenses in the Consolidated Statements of Operations.
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
The following table provides information about accounts receivable, unbilled services, and unearned revenue from contracts with customers:

	December 31,
	2025	2024
Dx accounts receivable	$1,349.0	$1,259.3
BLS accounts receivable	791.2	729.5
Less: BLS allowance for credit losses	(36.4)	(44.7)
Accounts receivable, net	$2,103.8	$1,944.1

Gross unbilled services	$164.0	$160.5
Less: reserve for unbilled services	(7.1)	(7.6)
Unbilled services, net	$156.9	$152.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period, for the years ended December 31, 2025, 2024, and 2023 were $129.5, $113.0, and $78.9, respectively.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Allowance for Credit Losses
BLS estimates future expected credit losses on Accounts receivable, net and Unbilled services, net over the remaining collection period of the instrument. The rollforward for the allowance for credit losses was as follows:

	Accounts Receivable, net	Unbilled Services, net	Total
Allowance for credit losses at December 31, 2023	$32.7	$7.5	$40.2
Credit loss expense	14.6	0.1	14.7
Write-offs	(2.2)	—	(2.2)
Foreign currency impact	(0.4)	—	(0.4)
Allowance for credit losses at December 31, 2024	44.7	7.6	52.3
Credit loss expense	4.3	—	4.3
Write-offs	(14.3)	(0.8)	(15.1)
Foreign currency impact	1.7	0.3	2.0
Allowance for credit losses at December 31, 2025	$36.4	$7.1	$43.5
4.   BUSINESS ACQUISITIONS AND DISPOSITIONS
2025
During the year ended December 31, 2025, the Company acquired various businesses and related assets for approximately $582.0, net of cash acquired. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired. A residual amount of tax deductible goodwill, including measurement period adjustments relating to prior acquisitions, of $298.2 was recorded at December 31, 2025. The purchase price allocations for these acquisitions were preliminary at December 31, 2025. The valuation of acquired assets and assumed liabilities included the following:

	BioReference Health (2025)	Community Health Systems Inc.	Other Acquisitions Closed During the Year Ended December 31, 2025	Measurement Period Adjustments	Amounts Acquired During Year Ended December 31, 2025
Cash and cash equivalents	$—	$—	$0.2	$—	$0.2
Accounts receivable	—	—	0.6	—	0.6
Inventories	—	—	0.9	—	0.9
Property, plant, and equipment	—	—	7.9	(0.8)	7.1
Goodwill	105.8	91.4	90.6	10.4	298.2
Intangible assets	119.2	103.1	100.8	(23.3)	299.8
Total assets acquired	225.0	194.5	201.0	(13.7)	606.8
Accrued expenses and other	32.5	—	25.3	(20.6)	37.2
Lease liabilities	—	—	3.0	—	3.0
Other liabilities	—	—	2.5	6.9	9.4
Total liabilities acquired	32.5	—	30.8	(13.7)	49.6
Net assets acquired	192.5	194.5	170.2	—	557.2
Escrow payments for pending acquisitions					25.0
Cash paid for acquisitions	$192.5	$194.5	$170.2	$—	$582.2

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Intangible assets recognized from business acquisitions that closed during the year ended December 31, 2025, including the related measurement period adjustments, and their respective weighted-average amortization periods are as follows:

	Amount	Weighted-average Amortization Period (in Years)
Customer relationships	$262.3	15.0
Non-compete agreements	53.6	4.9
Total	$315.9
On September 17, 2024, the Company announced that it entered into an agreement with Cinven, Inc. to acquire a 15% minority interest in SYNLAB, a leader in medical diagnostic services and specialty testing in Europe, for approximately $151.6 (€140.4). The transaction closed in March 2025 and is accounted for as an equity method investment within the Company’s Consolidated Financial Statements.
On September 15, 2025, the Company entered into an agreement with Empire City Laboratories, Inc. to acquire select clinical laboratory assets, which serves the New York Tri-State area. The transaction closed during the first quarter of 2026. The purchase price for the transaction is up to $250.0, including $165.0 paid at closing and up to $85.0 of additional consideration contingent on performance.
On November 13, 2025, the Company announced that it entered into an agreement with Parkview Health System, Inc. to acquire select assets of the health system’s outreach laboratory services for a purchase price of approximately $165.0. The transaction is anticipated to close in 2026, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
Unaudited Pro Forma Information for 2025 Acquisitions
Had the aggregate of the Company’s 2025 acquisitions, that were accounted for as business combinations, been completed at January 1, 2024, the Company’s pro forma results would have been as follows:

	Year Ended December 31,
	2025	2024
Revenues	$14,100.6	$13,213.1
Net earnings attributable to LHI	$903.5	$782.5
Dispositions
During the year ended December 31, 2025, the Company exited an equity method investment for cash proceeds of $6.0 included within Proceeds from sale or distribution of equity affiliates or other investments in the Company’s Consolidated Statement of Cash Flows.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
2024
During the year ended December 31, 2024, the Company acquired several businesses and related assets for cash of approximately $839.0. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired, including approximately $440.3 in identifiable intangible assets. A residual amount of tax deductible goodwill of approximately $299.9 was recorded as of December 31, 2024. The weighted-average amortization period for customer relationships, technology, non-compete agreements, and trade names assets acquired from these businesses are 14.4, 11.0, 5.0, and 2.0 years, respectively. The purchase price allocations for these acquisitions were preliminary at December 31, 2024. The valuation of acquired assets and assumed liabilities include the following:

	Baystate Medical Center	Providence Medical Foundation	Westpac Labs, Inc.	Invitae Corp.	BioReference Health (2024)	Other Acquisitions Closed During the Year Ended December 31, 2024	Measurement Period Adjustments	Amounts Acquired During the Year Ended December 31, 2024
Inventories	$—	$—	$1.8	$12.1	$—	$—	$2.0	$15.9
Prepaid expenses and other	—	—	—	—	—	—	8.4	8.4
Property, plant, and equipment	7.2	0.9	—	76.7	9.1	1.3	28.1	123.3
Goodwill	70.7	25.9	45.1	100.4	107.4	41.0	(90.6)	299.9
Intangible assets	79.8	29.2	50.8	113.2	121.1	46.2	44.3	484.6
Total assets acquired	157.7	56.0	97.7	302.4	237.6	88.5	(7.8)	932.1
Accrued expenses and other	—	—	—	—	—	—	(3.9)	(3.9)
Unearned revenue	—	—	—	3.3	—	—	(3.3)	—
Lease liabilities	7.2	0.9	—	58.3	—	0.6	—	67.0
Total liabilities acquired	7.2	0.9	—	61.6	—	0.6	(7.2)	63.1
Net assets acquired	150.5	55.1	97.7	240.8	237.6	87.9	(0.6)	869.0
Less 2023 escrow payment	30.0	—	—	—	—	—	—	30.0
Cash paid for acquisitions	$120.5	$55.1	$97.7	$240.8	$237.6	$87.9	$(0.6)	$839.0
Unaudited Pro Forma Information for 2024 Acquisitions
Had the aggregate of the Company’s 2024 acquisitions, that were accounted for as business combinations, been completed at January 1, 2023, the Company’s pro forma results would have been as follows:

	Year Ended December 31,
	2024	2023
Revenues	$13,353.6	$12,716.4
Net earnings attributable to LHI	$761.8	$423.3
Dispositions
During the year ended December 31, 2024, the Company sold the assets of Beacon Laboratory Benefit Solutions, Inc. for cash proceeds of $13.5 included within Proceeds from sale of business in the Company’s Consolidated Statement of Cash Flows and recorded a gain of $6.4 included within Other, net in the Consolidated Statement of Operations.

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

	Jefferson Health	Enzo BioChem	Providence Health and Services - Oregon	Tufts Medicine	Legacy	Other Acquisitions Closed During the Year Ended December 31, 2023	Measurement Period Adjustments	Amounts Acquired During the Year Ended December 31, 2023
Accounts receivable	$—	$(2.8)	$—	$—	$—	$2.0	$0.2	$(0.6)
Inventories	—	—	1.3	—	—	—	—	1.3
Prepaid expenses and other	—	0.4	—	—	0.2	0.3	0.6	1.5
Property, plant, and equipment	—	—	4.7	—	3.3	6.5	(1.5)	13.0
Goodwill	50.8	54.1	50.7	73.8	49.0	18.5	(29.4)	267.5
Intangible assets	57.2	61.1	57.2	83.2	55.2	26.9	19.5	360.3
Other assets	2.2	—	—	—	—	17.9	—	20.1
Total assets acquired	110.2	112.8	113.9	157.0	107.7	72.1	(10.6)	663.1
Accounts payable	—	—	—	—	—	1.2	—	1.2
Accrued expenses and other	—	—	3.9	—	—	1.2	(8.3)	(3.2)
Deferred income taxes	—	—	—	—	—	—	(2.3)	(2.3)
Other liabilities	—	—	—	—	—	(4.1)	—	(4.1)
Total liabilities acquired	—	—	3.9	—	—	(1.7)	(10.6)	(8.4)
Net assets acquired	$110.2	$112.8	$110.0	$157.0	$107.7	$73.8	$—	$671.5
Unaudited Pro Forma Information for 2023 Acquisitions
Had the aggregate of the Company’s 2023 acquisitions, that were accounted for as business combinations, been completed at January 1, 2022, the Company’s pro forma results would have been as follows:

	Year Ended December 31,
	2023	2022
Revenues	$12,350.1	$12,126.3
Earnings from continuing operations	$397.2	$1,030.3

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
5. RESTRUCTURING AND OTHER CHARGES
Restructuring and other charges represent amounts incurred in connection with the elimination of redundant positions and facilities within the organization in connection with cost saving initiatives, the Spin-off, and acquisitions or dispositions of businesses by the Company.
The components of Restructuring and other charges were as follows:

	Year Ended December 31,
	2025	2024	2023
Severance and other personnel costs	$27.2	$43.0	$33.4
Facility-related costs	17.9	5.9	22.3
Contract termination costs	13.9	—	—
Long-lived asset impairment and other non-cash charges	101.3	—	—
Reversal of previously established restructuring accruals	(33.1)	(2.9)	(6.6)
Total Restructuring and other charges (1)	$127.2	$46.0	$49.1
(1)Includes $105.5 of costs and charges associated with the restructuring of ED for the year ended December 31, 2025, which mainly consisted of impairment charges related to property, plant, and equipment, intangible assets, and other assets of $61.4, $16.0, and $8.2, respectively.
The activity within the restructuring liabilities established were as follows:

	Severance and Other Personnel Costs	Facility-related Costs	Contract Termination Costs	Total
Liability balance at December 31, 2023	$7.6	$13.0	$—	$20.6
Restructuring charges	43.0	5.9	—	48.9
Reduction of prior restructuring accruals	(2.5)	(0.4)	—	(2.9)
Cash payments and other adjustments	(39.7)	(5.6)	—	(45.3)
Liability balance at December 31, 2024	8.4	12.9	—	21.3
Restructuring charges	27.2	17.9	13.9	59.0
Reduction of prior restructuring accruals	(2.5)	(30.6)	—	(33.1)
Cash payments and other adjustments	(32.1)	4.7	—	(27.4)
Liability balance at December 31, 2025	$1.0	$4.9	$13.9	$19.8
Liability balance classified as current				$7.8
Liability balance classified as non-current				12.0
Total liability balance at December 31, 2025				$19.8
The non-current portion of the restructuring liability balance is expected to be paid out over 2.5 years.
6. LEASES
The Company has operating and finance leases for PSCs, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. Leases have remaining lease terms of less than a year to approximately 20 years, some of which include options to extend the leases for up to an additional 20 years.
The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$240.7	$220.9	$202.6

Finance lease cost:
Amortization of ROU assets	$5.5	$7.5	$7.1
Interest on lease liabilities	3.6	4.4	4.8
Total finance lease cost	$9.1	$11.9	$11.9

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used from operating leases	$(245.1)	$(229.7)	$(209.7)
Operating cash flows used from finance leases	$(3.6)	$(4.4)	$(4.8)
Financing cash flows used from finance leases	$(8.8)	$(11.9)	$(12.6)

ROU assets obtained in exchange for lease obligations:
Operating leases	$63.0	$226.8	$106.4
Finance leases	$0.2	$23.9	$2.3
Supplemental balance sheet information related to leases was as follows:

	December 31,
	2025	2024
Operating Leases:
Operating lease ROU assets (included in Property, plant, and equipment, net)	$803.9	$784.5

Short-term operating lease liabilities	$191.1	$184.6
Operating lease liabilities	682.6	676.3
Total operating lease liabilities	$873.7	$860.9

Finance Leases:
Finance lease ROU assets (included in Other assets, net)	$52.8	$64.1

Short-term finance lease liabilities	$4.6	$6.1
Financing lease liabilities	63.0	74.3
Total finance lease liabilities	$67.6	$80.4

Weighted-average Remaining Lease Term (in Years):
Operating leases	8.1	8.2
Finance leases	14.4	14.1

Weighted-average Discount Rate:
Operating leases	4.5%	4.4%
Finance leases	5.1%	5.2%
Maturities of lease liabilities were as follows:

	December 31, 2025
	Operating Leases	Finance Leases
2026	$224.1	$7.9
2027	171.8	7.4
2028	126.7	6.8
2029	92.8	6.5
2030	79.1	6.4
Thereafter	350.9	61.4
Total lease payments	1,045.4	96.4
Less imputed interest	(171.7)	(28.8)
Less current portion	(191.1)	(4.6)
Total maturities, due beyond one year	$682.6	$63.0
The Company elected, for all classes of underlying assets, to account for lease components and non-lease components as a single lease component.
Rent expense for short-term leases for the years ended December 31, 2025, 2024, and 2023 amounted to $37.7, $31.1, $31.9, respectively. The Company has variable lease payments that do not depend on a rate index, primarily for purchase

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
volume commitments, which are recorded as variable cost when incurred. Total variable payments for the year ended December 31, 2025, 2024, and 2023 were $24.6, $32.4, and $32.7, respectively.
7.   PROPERTY, PLANT, AND EQUIPMENT, NET

				December 31,
	Range of Useful Lives (in Years)			2025	2024
Land				$87.5	$112.3
Buildings and building improvements	10	-	55	1,171.6	1,098.4
Machinery and equipment	3	-	10	2,123.8	2,108.2
Software	3	-	10	1,100.8	1,023.1
Furniture and fixtures	5	-	10	104.6	105.9
Leasehold improvements (1)				577.9	550.6
Construction in progress				381.5	333.4
Operating lease ROU assets				803.9	784.5
Total property, plant, and equipment				6,351.6	6,116.4
Less accumulated depreciation				(3,270.1)	(3,071.0)
Total Property, plant, and equipment, net				$3,081.5	$3,045.4
(1)Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the related leases.
Depreciation expense of property, plant, and equipment was $401.1, $387.1, and $361.1 for 2025, 2024, and 2023, respectively.
8.  GOODWILL AND INTANGIBLE ASSETS
The balances, net of impairment, and changes in the carrying amount of goodwill were as follows:

	Dx		BLS		Total
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Beginning Balance	$5,102.5	$4,813.9	$1,267.2	$1,328.6	$6,369.7	$6,142.5
Goodwill acquired, excluding measurement period adjustments	287.8	390.5	—	—	287.8	390.5
Foreign currency impact and other adjustments to goodwill	44.5	(101.9)	87.5	(61.4)	132.0	(163.3)
Ending Balance	$5,434.8	$5,102.5	$1,354.7	$1,267.2	$6,789.5	$6,369.7
During 2025, the Company recorded $0.0 and $16.0 of goodwill and intangible assets impairment charges, respectively. These intangible asset impairment charges are associated with the restructuring of ED and are reflected in Restructuring and other charges in the Consolidated Statements of Operations.
During 2024, the Company did not record goodwill or intangible asset impairment charges.
During 2023, the Company recorded goodwill and other asset impairment charges of $349.0 which was primarily comprised of goodwill impairment for the ED reporting unit and the impairment of a technology intangible asset, which are reflected in Goodwill and other asset impairments in the Consolidated Statements of Operations.
The cumulative goodwill impairment for the Company at December 31, 2025, and 2024 was $648.5 and primarily represents the goodwill of the Company’s ED reporting unit within the BLS segment.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
The components of identifiable intangible assets were as follows:

	Range of Useful Lives (in Years)			December 31, 2025			December 31, 2024
				Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,525.3	$(1,816.3)	$2,709.0	$4,114.7	$(1,540.7)	$2,574.0
Patents, licenses, and technology	3	-	15	548.7	(337.5)	211.2	541.0	(298.3)	242.7
Non-compete agreements	3	-	5	213.5	(108.0)	105.5	180.2	(83.9)	96.3
Other	1	-	15	40.0	(28.9)	11.1	39.9	(21.5)	18.4
Total definite-lived intangible assets				$5,327.5	$(2,290.7)	$3,036.8	$4,875.8	$(1,944.4)	$2,931.4
Indefinite-lived intangible assets:
Canadian and other licenses				559.2	N/A	559.2	557.5	N/A	557.5
Total intangible assets				$5,886.7	$(2,290.7)	$3,596.0	$5,433.3	$(1,944.4)	$3,488.9
Amortization of intangible assets was $280.0, $256.4 and $219.8 in 2025, 2024, and 2023, respectively. Amortization expense of intangible assets is estimated to be $290.0 in 2026, $277.2 in 2027, $269.4 in 2028, $256.3 in 2029, $247.0 in 2030, and $1,696.9 thereafter.
9. ACCRUED EXPENSES AND OTHER

	December 31,
	2025	2024
Employee compensation and benefits	$423.9	$495.4
Accrued taxes payable	160.3	152.7
Other	263.6	223.1
Total Accrued expenses and other	$847.8	$871.2
10.  OTHER LIABILITIES

	December 31,
	2025	2024
Deferred compensation plan obligation	$150.5	$132.5
Defined-benefit plan obligation	60.4	59.5
Worker’s compensation and auto	50.8	46.5
Cross currency swaps liability	274.0	142.7
Other	112.1	136.2
Total Other liabilities	$647.8	$517.4
11.  DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	December 31,
	2025	2024
3.60% senior notes due 2025	$—	$1,000.0
1.55% senior notes due 2026	500.0	—
Debt issuance costs	(0.2)	(0.1)
Current portion of note payable	0.3	0.4
Total Short-term borrowings and current portion of long-term debt	$500.1	$1,000.3

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Long-term debt consisted of the following:

	December 31,
	2025	2024
1.55% senior notes due 2026	$—	$500.0
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	447.3	423.2
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(37.7)	(42.3)
AR facility	525.0	300.0
Note payable	—	0.3
Total Long-term debt	$5,084.6	$5,331.2
Credit Facilities
The Company maintains a senior revolving credit facility, which was amended and restated on June 27, 2025. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to certain conditions, including obtaining additional commitments from new or existing lenders. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate equal to either (i) a SOFR-based rate plus a margin ranging from 0.805% to 1.300% or (ii) a base rate plus a margin ranging from 0.0% to 0.300%, in each case depending on the Company’s long-term debt ratings. The Company is required to pay a facility fee quarterly on the aggregate amount of commitments under the revolving credit facility, at a per annum rate ranging from 0.070% to 0.200%, depending on the Company’s long term debt ratings, regardless of usage. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. There were no balances outstanding on the Company’s current revolving credit facility and $110.2 in outstanding letters of credit on the Company’s subfacility at December 31, 2025. At December 31, 2025, the effective interest rate on the revolving credit facility was 4.73%. The revolving credit facility expires in June 2030.
Under the Company’s revolving credit facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers and the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants in its term loans, the revolving credit facility, and AR Facility at December 31, 2025, and expects that it will remain in compliance with its existing debt covenants for the next 12 months.
On August 23, 2024, the Company and a bankruptcy-remote special purpose vehicle (SPV) entered into a $300.0 three-year accounts receivable securitization facility with PNC Bank, National Association (PNC) as administrative agent (AR Facility). The AR Facility provides for purchases of accounts receivable by PNC in an amount of up to $300.0 through August of 2027, and may increase up to $700.0, subject to the satisfaction of certain conditions.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
During the year ended December 31, 2025, and 2024, the Company received loan proceeds of $225.0 and $300.0, respectively under the AR Facility, which is included in cash from financing activities in the Consolidated Statements of Cash Flows.
On January 28, 2026, the Company further amended its AR Facility. Among other things, this amendment extended the scheduled termination date to January 26, 2029 and permits the Company at its option to increase the facility limit from $700.0 to $825.0 at any time on or before May 29, 2026.
Senior Notes
On September 23, 2024, LCAH (the Issuer) entered into a base indenture with U.S. Bank Trust Company, National Association, as trustee (the Trustee) (the 2024 Indenture). On September 23, 2024, the Company, the Issuer and the Trustee entered into supplemental indentures to the 2024 Indenture under which the Issuer issued, and the Company guaranteed, $2,000.0 in debt securities, consisting of $650.0 aggregate principal amount of 4.35% senior notes due 2030, $500.0 aggregate principal amount of 4.55% senior notes due 2032, and $850.0 aggregate principal amount of 4.80% senior notes due 2034 with interest payable semi-annually on April 1 and October 1 of each year, commencing April 1, 2025. Net proceeds from the offering were $1,983.0 after deducting underwriting discounts and other estimated expenses of the offering. The net proceeds were used to redeem or repay indebtedness and, to the extent not used for such purpose, for other general corporate purposes. Indebtedness redeemed or repaid at or prior to maturity were the Company’s 2.30% senior notes due December 2024, its 3.60% senior notes due February 2025, and $500.0 of borrowings under its revolving credit facility.
Other Information
Scheduled payments of long-term debt are as follows:

December 31, 2025
2026	$500.3
2027	600.0
2028	—
2029	1,175.0
2030	650.0
Thereafter	2,697.3
Total scheduled payments	5,622.6
Less current portion	(500.3)
Long-term debt, due beyond one year	$5,122.3
12. PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of its Common Stock. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at December 31, 2025, and 2024.
The changes in the Company’s shares of Common Stock issued and outstanding are summarized below:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	83.4	83.9	88.2
Shares issued under employee stock plans	0.6	0.6	0.5
Shares repurchased	(1.8)	(1.1)	(4.8)
Ending balance	82.2	83.4	83.9
Share Repurchase Program
On July 24, 2024, the Company’s Board adopted a share repurchase plan authorizing the repurchase of up to $1,000.0 maximum value of the Company’s shares in addition to the remaining amount outstanding under the previous plan.
During the twelve months ended December 31, 2025, the Company purchased 1.8 shares of its Common Stock at an average price of $254.17 for a total cost of $450.0. During the twelve months ended December 31, 2024, the Company purchased 1.1 shares of its Common Stock at an average price of $219.57 for a total cost of $250.1. At December 31, 2025, the Company had outstanding authorization from its Board to purchase up to $830.4 maximum value of the Company’s Common Stock.

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
Under the ASR Agreements, the Company made an aggregate payment of $1,000.0 to the Financial Institutions and received an aggregate initial number of approximately 3.7 shares of Common Stock from the Financial Institutions, which were removed from the outstanding share count in connection with entering into the ASR Agreements. In December 2023, the Company received 1.1 shares of its Common Stock as a final settlement from the Financial Institutions. The average daily volume weighted-average price less discount per share was $206.85. The Company had accrued $9.0 of excise tax related to this accelerated share repurchase which was paid in April 2024.
During the fourth quarter of 2021, the Company’s Board adopted a share repurchase plan authorizing up to $2,500.0 of the Company’s shares in addition to the remaining amount outstanding under the previous plan.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to Additional paid-in-capital within the Consolidated Balance Sheet unless subject to limitation or the balance in Additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in Retained earnings within the Company’s Consolidated Balance Sheets.
Dividends
The Company started declaring quarterly cash dividends in the second quarter of 2022, with a total of $2.88 per share declared in 2025, 2024, and 2023.
On January 14, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $61.0 in the aggregate. The dividend will be paid on March 12, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on February 27, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2022	$(462.3)	$(30.9)	$(493.2)
Fortrea Holdings Inc. spin-off	231.6	6.4	238.0
Current year adjustments	183.1	30.1	213.2
Pension settlement charge	—	(10.9)	(10.9)
Amounts reclassified from accumulated other comprehensive earnings (1)	—	(4.6)	(4.6)
Tax effect of adjustments	—	(1.8)	(1.8)
Balance at December 31, 2023	$(47.6)	$(11.7)	$(59.3)
Current year adjustments	(217.1)	(2.6)	(219.7)
Amounts reclassified from Accumulated other comprehensive earnings (1)	—	23.3	23.3
Tax effect of adjustments	—	(5.9)	(5.9)
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	231.7	16.2	247.9
Pension settlement charge	—	(11.1)	(11.1)
Amounts reclassified from Accumulated other comprehensive earnings (1)	—	(1.9)	(1.9)
Tax effect of adjustments	—	(0.9)	(0.9)
Balance at December 31, 2025	$(33.0)	$5.4	$(27.6)
(1) The amortization of prior service cost is included in the computation of net periodic benefit cost.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
13.  INCOME TAXES
The sources of Earnings from continuing operations before income taxes, classified between domestic and foreign entities, are as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$728.9	$629.7	$504.0
Foreign	378.6	329.8	64.9
Total Earnings from continuing operations before income taxes	$1,107.5	$959.5	$568.9
The components of income tax expense attributable to continuing operations are as follows:

	Year Ended December 31,
	2025	2024	2023
Current tax expense:
Federal	$64.6	$125.9	$183.1
State	12.5	46.2	38.9
Foreign	55.1	60.4	44.6
	$132.2	$232.5	$266.6
Deferred tax expense (benefit):
Federal	$83.1	$(6.3)	$(63.1)
State	15.9	(11.1)	(31.6)
Foreign	(1.4)	(2.7)	16.6
	97.6	(20.1)	(78.1)
Total Provision for income taxes	$229.8	$212.4	$188.5

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
The effective tax rates on earnings before income taxes are reconciled to statutory U.S. income tax rates as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Statutory U.S. rate	$232.6	21.0%	$201.5	21.0%	$119.5	21.0%
State and local income taxes, net of federal income tax effects (1)	24.3	2.2%	23.4	2.4%	2.7	0.5%
Foreign tax effects:
Canada:
Deferred tax adjustments	0.4	—%	0.5	0.1%	9.9	1.7%
Other	1.1	0.1%	(2.5)	(0.3)%	3.3	0.6%
Germany:
Deferred tax adjustments	(0.2)	—%	(0.2)	—%	(6.8)	(1.2)%
Other	1.1	0.1%	1.1	0.1%	5.8	1.0%
United Kingdom:
Goodwill impairment	—	—%	—	—%	39.1	6.9%
Deferred tax adjustments	0.3	—%	—	—%	12.9	2.3%
Other	(0.3)	—%	(0.4)	—%	5.1	0.8%
Switzerland:
Foreign rate differential	(16.9)	(1.5)%	(16.0)	(1.7)%	(16.1)	(2.8)%
Other	2.7	0.2%	3.8	0.4%	0.6	0.1%
Other foreign jurisdictions	(0.4)	—%	(0.3)	—%	1.0	0.2%
Enactment of new tax laws	—	—%	—	—%	—	—%
Effect of cross-border tax laws:
Other	3.0	0.3%	4.5	0.5%	2.1	0.4%
Tax credits:
R&D tax credits	(16.2)	(1.5)%	(18.0)	(1.9)%	(13.2)	(2.3)%
Other	(1.1)	(0.1)%	(0.7)	(0.1)%	(1.3)	(0.2)%
Valuation allowances	0.5	—%	(1.4)	(0.1)%	—	—%
Nontaxable or nondeductible items:
Goodwill impairment	—	—%	—	—%	18.1	3.2%
Officer compensation	8.3	0.7%	6.9	0.7%	9.9	1.7%
Worthless stock loss	—	—%	—	—%	(14.8)	(2.6)%
Other	5.3	0.5%	7.5	0.8%	5.7	1.0%
Changes in unrecognized tax benefits	(8.3)	(0.7)%	1.9	0.2%	(1.0)	(0.2)%
Other adjustments:
Deferred tax adjustments	0.1	—%	3.2	0.3%	6.4	1.1%
Other	(6.5)	(0.6)%	(2.4)	(0.3)%	(0.4)	(0.1)%
Effective tax rate	$229.8	20.7%	$212.4	22.1%	$188.5	33.1%
(1) State taxes in California, New Jersey, and New York contributed to the majority of the tax effect in this category

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Derivative instruments	$69.7	$36.5
Employee compensation and benefits	69.0	70.8
Operating lease liability	198.0	199.3
Credit carryforwards	45.2	0.4
Capitalized R&D costs	98.2	194.7
Tax loss carryforwards	226.4	224.0
Other	118.2	114.3
Total gross deferred tax assets	824.7	840.0
Less: valuation allowance	(128.1)	(127.2)
Deferred tax assets, net of valuation allowance	$696.6	$712.8

Deferred tax liabilities:
Right of use asset	$(182.9)	$(181.6)
Intangible assets	(663.3)	(626.7)
Property, plant, and equipment	(216.7)	(177.7)
Other	(64.5)	(71.7)
Total gross deferred tax liabilities	$(1,127.4)	$(1,057.7)

Net deferred tax liabilities	$(430.8)	$(344.9)
The table below provides a rollforward of the valuation allowance:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$127.2	$150.2	$151.3
Movements charged to expense	0.3	(22.8)	(8.9)
Reductions and other adjustments	0.6	(0.2)	7.8
Ending balance	$128.1	$127.2	$150.2
The Company has U.S. federal tax loss carryforwards of approximately $88.6, which expire periodically through 2037, as well as post-2017 carryforwards of $148.7, which have indefinite carryforwards. The Company has U.S. state tax loss carryforwards of $660.7, a portion of which expire annually. In addition to federal and state net operating losses, the Company has a federal capital loss carryforward of $12.0, which expires in 2030. Credit carryforwards for federal and state income tax purposes are $45.2, the majority of which have indefinite carryforwards. The Company has foreign tax loss carryforwards of $112.4, the majority of which have indefinite carryforwards, as well as foreign tax loss carryforwards of $444.9, which expire periodically through 2041. In addition to the foreign net operating losses, the Company has foreign capital loss carryforwards of $30.5, which have indefinite carryforwards. Deferred tax assets associated with loss and credit carryforwards of $271.6 have been reduced by valuation allowances of $128.1.
The valuation allowance increased from $127.2 in 2024 to $128.1 in 2025 primarily due to the establishment of valuation allowances on certain federal and foreign capital losses which were partially offset by decreases in valuation allowances on certain state and foreign net operating losses.
Unrecognized income tax benefits were $24.5 and $32.2 at December 31, 2025, and 2024, respectively. The Company recognizes interest and penalties related to unrecognized income tax benefits in Provision for income taxes in the Consolidated Statements of Operations. Accrued interest and penalties related to uncertain tax positions totaled $0.0 and $0.2 at December 31, 2025, and 2024, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company recognized $0.0, $0.1 and $0.0, respectively, in interest and penalties expense, which was offset by a benefit from reversing previous accruals for interest and penalties of $0.2, $0.0 and $1.8, respectively.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
The following table shows a reconciliation of the unrecognized income tax benefits, excluding interest and penalties, from uncertain tax positions:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$32.2	$29.9	$37.5
Increase in reserve for tax positions taken in the current year	2.2	2.2	1.8
Increase in reserve for tax positions taken in a prior period	5.5	3.8	10.4
Decrease in reserve for tax positions taken in a prior period	(15.4)	(3.4)	(4.0)
Decrease in reserve as a result of settlements	—	(0.1)	(7.2)
Decrease in reserve as a result of lapses in the statute of limitations	—	(0.2)	(8.6)
Ending balance	$24.5	$32.2	$29.9
At December 31, 2025, 2024, and 2023, there are $24.5, $32.2 and $29.9, respectively, of tax benefits that, if recognized, would favorably impact the effective income tax rate.
The Company has substantially concluded all U.S. federal income tax matters for years through 2018 and is currently under Internal Revenue Service examination for tax years 2019 through 2022. Substantially all material state and local and foreign income tax matters have been concluded through 2017 and 2019, respectively. The Company has various state and foreign income tax examinations ongoing throughout the year. The Company believes adequate provisions have been recorded related to all open tax years.
Pillar Two legislation arising from the Organisation for Economic Co-operation and Development’s base erosion and profit shifting initiative has been enacted or substantively enacted in certain jurisdictions in which the Company operates. The legislation was effective for the Company’s financial year beginning January 1, 2024. The Company is in scope of the enacted or substantively enacted legislation and has performed an assessment of the Company’s potential exposure to Pillar Two income taxes. The assessment of the potential exposure to Pillar Two income taxes is based on the most recent tax filings, country-by-country reporting, and financial statements for the constituent entities in the Company. Based on the assessment, the Pillar Two effective tax rates in most of the jurisdictions in which the Company operates are above 15%. We expect to qualify for the transitional safe harbor relief in all significant jurisdictions and have not provisioned for any incremental income tax expense attributable to Pillar Two.
14.  STOCK COMPENSATION PLANS
Stock Incentive Plans
In May 2025, the shareholders approved the Labcorp Holdings Inc. 2025 Omnibus Incentive Plan (the 2025 Plan). Under the 2025 Plan, at December 31, 2025, there were 3.1 shares authorized for future issuance and 3.0 shares available for future grant. With the adoption of the 2025 Plan, there are no shares authorized for future issuance or future grant under the previous Labcorp Holdings Inc. Amended and Restated 2016 Omnibus Incentive Plan.
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
Changes in options outstanding were as follows:

	Number of Options	Weighted-Average Exercise Price per Option	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	0.6	$180.29
Granted	0.1	$245.14
Outstanding at December 31, 2025	0.7	$187.16	4.9	$43.7
Exercisable at December 31, 2025	0.5	$174.47	3.9	$41.1

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Cash received by the Company from option exercises, the actual tax benefit realized for the tax deductions and the aggregate intrinsic value of options exercised from option exercises under all share-based payment arrangements were as follows:

	Year Ended December 31,
	2025	2024	2023
Cash received by the Company	$2.5	$6.5	$2.9
Tax benefits realized	$0.6	$1.6	$0.7
Aggregate intrinsic value	$1.4	$1.6	$0.7
The following table shows the weighted-average grant-date fair values of options issued during the respective year and the weighted-average assumptions that the Company used to develop the fair value estimates:

	Year Ended December 31,
	2025	2024	2023
Fair value per option	$83.22	$73.08	$72.27
Weighted-average expected life (in years)	6.0	6.0	6.0
Risk free interest rate	4.4%	4.1%	3.4%
Expected volatility	29.7%	30.0%	29.8%
Expected dividend yield	1.2%	1.3%	1.4%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free interest rate for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility of the Company’s stock is based on historical volatility of the Company’s stock. The Company estimates expected option terms through an analysis of actual, historical post-vesting exercise, cancellation and expiration behavior by employees and projected post-vesting activity of outstanding options. Groups of employees and non-employee directors that have similar exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation purposes. For 2025, 2024, and 2023, expense related to the Company’s stock option plan totaled $5.9, $5.2, and $3.8, respectively.
Restricted Stock, Restricted Stock Units and Performance Shares
The Company grants restricted stock, restricted stock units, and performance shares (non-vested shares) to officers and key employees and grants restricted stock and restricted stock units to non-employee directors. Restricted stock and units typically vest annually in equal one-third increments beginning on the first anniversary of the grant. A performance share grant in 2023 represents a three-year award opportunity for the period 2023-2025, and if earned, vests fully (to the extent earned) in the first quarter of 2026. A performance share grant in 2024, represents a three-year award opportunity for the period of 2024-2026 and, if earned, vests fully (to the extent earned) in the first quarter of 2027. A performance share grant in 2025, represents a three-year award opportunity for the period of 2025-2027 and, if earned, vests fully (to the extent earned) in the first quarter of 2028. Performance share awards are subject to certain earnings per share, revenue, and total shareholder return targets, the achievement of which may increase or decrease the number of shares which the grantee earns and therefore receives upon vesting. Unearned restricted stock and performance share compensation is amortized to expense, when probable, over the applicable vesting periods. For 2025, 2024, and 2023, total restricted stock, restricted stock unit, and performance share compensation expense was $104.8, $96.6, and $111.1, respectively.
The following table shows a summary of non-vested shares for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value
Beginning balance	0.9	$226.44
Granted	0.5	$251.06
Vested	(0.4)	$226.54
Canceled	(0.1)	$235.13
Ending balance	0.9	$237.94
Unrecognized Compensation Cost
At December 31, 2025, there was $106.2 of total unrecognized compensation cost related to non-vested stock options, restricted stock, restricted stock unit, and performance share-based compensation arrangements granted under the Company’s

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
stock incentive plans. That cost is expected to be recognized over a weighted-average period of 1.7 years and will be included in Cost of revenues and Selling, general, and administrative expenses in the Consolidated Statements of Operations.
Employee Stock Purchase Plan
In May 2025, the shareholders approved the Labcorp Holdings Inc. 2025 Employee Stock Purchase Plan (the ESPP Plan), which replaced the 2016 Employee Stock Purchase Plan. Under the ESPP Plan, the Company is authorized to issue 2.5 shares of Common Stock. The ESPP Plan permits substantially all U.S., Canada, and U.K. employees to purchase a limited number of shares of Company stock at 85% of market value. The Company issues Common Stock to participating employees semi-annually in January and July of each year. Approximately 0.3 shares were purchased by eligible employees in 2025, 2024, and 2023. For 2025, 2024, and 2023, expense related to the Company’s employee stock purchase plans were $15.1, $14.9, and $13.8, respectively.
The Company uses the Black-Scholes model to calculate the fair value of the employee’s purchase right. The fair value of the employee’s purchase right and the assumptions used in its calculation are as follows:

	Year Ended December 31,
	2025	2024	2023
Fair value of the employee’s purchase right	$49.33	$47.56	$49.19
Valuation assumptions:
Risk free interest rate	4.3%	5.0%	5.0%
Expected volatility	22.8%	27.9%	30.0%
Expected dividend yield	1.2%	1.3%	1.4%
15.  COMMITMENTS AND CONTINGENCIES
Commitments
The Company has a noncancelable contract with a vendor to purchase inventory supplies pursuant to which the Company is obligated to make expected total future minimum payments of $129.2, including $34.7 in 2026, $20.5 in 2027, and $74.0 in 2028.
Legal Contingencies
The Company is involved from time to time in various claims and legal actions, including arbitrations, class actions, and other litigation (including those described in more detail below), arising in the ordinary course of business. Some of these actions involve claims that are substantial in amount. These matters include, but are not limited to, intellectual property disputes, commercial and contract disputes, professional liability claims, employee-related matters, transaction-related disputes, securities and corporate law matters, and inquiries, including subpoenas and other civil investigative demands, from governmental agencies, Medicare or Medicaid payers, and MCOs reviewing billing practices or requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. The Company receives civil investigative demands or other inquiries from various governmental bodies in the ordinary course of its business. Such inquiries can relate to the Company or other parties, including physicians and other health care providers. The Company works cooperatively to respond to appropriate requests for information.
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
The Company is unable to estimate a range of reasonably possible loss for the proceedings described in more detail below in which damages either have not been specified or, in the Company’s judgment, are unsupported and/or exaggerated and (i) the proceedings are in early stages, (ii) there is uncertainty as to the outcome of pending appeals or motions, (iii) there are significant factual issues to be resolved, and/or (iv) there are novel legal issues to be presented. For these proceedings, however, the Company does not believe, based on currently available information, that the adverse outcomes are probable and reasonably estimable, and it does not believe they will have a material adverse effect on the Company’s financial statements.
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas healthcare providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney’s fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company’s Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the court entered a Judgment. Plaintiffs filed a Notice of Appeal with respect to the court’s order granting the Company’s Motion for Partial Summary Judgment, referenced above. On December 31, 2024, the Texas Court of Appeals issued a decision reversing the District Court’s order granting the Company’s Motion for Partial Summary Judgment. On February 28, 2025, the Company filed in the Texas Supreme Court a Petition for Review with respect to the Texas Court of Appeals decision. On January 16, 2026, the Texas Supreme Court granted the Petition for Review. The Company will vigorously defend the lawsuit.
On May 14, 2019, Retrieval-Masters Creditors Bureau, Inc. d/b/a AMCA, an external collection agency, notified the Company about a security incident AMCA experienced that may have involved certain personal information about some of the Company’s patients (the AMCA Incident). The Company referred patient balances to AMCA only when direct collection efforts were unsuccessful. The Company’s systems were not impacted by the AMCA Incident. Upon learning of the AMCA Incident, the Company promptly stopped sending new collection requests to AMCA and stopped AMCA from continuing to work on any pending collection requests from the Company. AMCA informed the Company that it appeared that an unauthorized user had access to AMCA’s system between August 1, 2018, and March 30, 2019, and that AMCA could not rule out the possibility that personal information on AMCA’s system was at risk during that time period. Information on AMCA’s affected system from the Company may have included name, address, and balance information for the patient and person responsible for payment, along with the patient’s phone number, date of birth, referring physician, and date of service. The Company was later informed by AMCA that health insurance information may have been included for some individuals, and because some insurance carriers utilize the Social Security Number as a subscriber identification number, the Social Security Number for some individuals may also have been affected. No ordered tests, laboratory test results, or diagnostic information from the Company were in the AMCA affected system. The Company notified individuals for whom it had a valid mailing address. For the individuals whose Social Security Number was affected, the notice included an offer to enroll in credit monitoring and identity protection services that was provided free of charge for 24 months.
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other healthcare providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. The consolidated Complaint generally alleged

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On January 22, 2020, the Company filed Motions to Dismiss all claims. On December 16, 2021, the court granted in part and denied in part the Company’s Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. On May 5, 2023, the court granted in part and denied in part the Company’s Motion to Dismiss. On November 1, 2024, Plaintiffs served their motion for class certification. On November 25, 2025, the parties reached a term sheet and are in the process of drafting a formal settlement agreement, which will be subject to court approval.
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
Certain governmental entities have requested information from the Company related to the AMCA Incident. The Company received a request for information from the OCR of the Department of Health and Human Services. On April 28, 2020, OCR notified the Company of the closure of its inquiry. The Company has also received requests from a multi-state group of state Attorneys General and is cooperating with these requests for information.
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company’s touchscreen kiosks at Company PSCs in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney’s fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company’s Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. On September 13, 2024, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court, which was granted on January 24, 2025, and then dismissed on June 5, 2025. The Company will vigorously defend the lawsuit.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company’s website uses Google Analytics and other online tracking technologies. On October 11, 2023, the Company filed a Motion to Dismiss the Amended Complaint. On January 16, 2026, the parties reached a settlement in principle, which is subject to the execution of a settlement agreement and court approval. If approved, the settlement will resolve the lawsuit.
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
16.  PENSION AND POSTRETIREMENT PLANS
Defined Contribution Retirement Plans
The Company has various U.S. defined contribution retirement plans (401K Plans). Under these 401K Plans, employees can contribute a portion of their salary to the plan and the Company makes minimum non-elective contributions, discretionary contributions, and matching contributions, depending on the terms of the specific plan. On January 1, 2021, all of the 401K Plans were modified to provide for 100% match of employee contributions up to 5% of their salary. Total expense relating to the 401K Plans for the years ended December 31, 2025, 2024, and 2023 was $166.1, $153.5, and $167.6, respectively.
Defined Benefit Pension Plans
The Company sponsors both funded and unfunded defined benefit pension plans which provide benefits based on various criteria such as years of service and salary. The Company maintained two plans in the U.S., two plans in the U.K., and one in Germany.
The two plans in the U.S. (U.S. Plans) were closed to new entrants and the accrual of service credits at the end of 2009. The U.K. pension plan was closed to new entrants and the accrual of service credits for one plan as of December 31, 2002, and the accrual of service credits for the other plan as of December 31, 2019. The German plan was closed to new entrants on December 31, 2009, but participants continue to accrue service credits. The U.K. and German plans are aggregated for disclosure as the Non-U.S. Plans.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Net Periodic Benefit Costs
The components of the net periodic benefit costs for the defined benefit pension plans are as follows:

	U. S. Plans			Non-U.S. Plans
	Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Service cost	$2.6	$3.7	$3.9	$1.5	$1.5	$1.4
Interest cost	11.2	11.1	12.3	15.9	14.7	15.2
Expected return on plan assets	(11.0)	(11.0)	(11.6)	(17.8)	(16.0)	(16.7)
Net amortization and deferral	2.2	3.3	4.5	0.2	0.5	0.1
Settlements	11.1	—	10.9	—	—	—
Defined-benefit plan costs (benefits)	$16.1	$7.1	$20.0	$(0.2)	$0.7	$—
Service costs are the only component of net periodic benefit costs recorded within Operating income in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2025, and 2023, the Company recognized a partial plan settlement charge of $11.1 and $10.9, respectively, as a component of Other, net in the Company’s Consolidated Statements of Operations.
The amounts recognized in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets are as follows:

	U. S. Plans		Non-U.S. Plans
	December 31,
	2025	2024	2025	2024
Net actuarial loss in accumulated other comprehensive earnings	$26.0	$30.7	$13.7	$12.8
Change in Projected Benefit Obligation
The change in the projected benefit obligation is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2025	2024	2025	2024
Beginning balance	$213.4	$231.9	$298.0	$345.7
Service cost	2.6	3.7	1.5	1.5
Interest cost	11.2	11.1	15.9	14.7
Actuarial loss (gain)	13.0	(10.6)	(9.0)	(43.1)
Benefits and administrative expenses paid	(9.9)	(22.7)	(17.1)	(14.4)
Settlements	(56.1)	—	—	—
Foreign currency exchange rate changes	—	—	24.3	(6.4)
Ending balance	$174.2	$213.4	$313.6	$298.0
Change in Fair Value of Plan Assets
The change in plan assets is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2025	2024	2025	2024
Beginning balance	$199.0	$195.3	$303.7	$335.9
Company contributions	—	10.2	5.3	7.6
Actual return on plan assets	15.3	13.7	7.9	(20.9)
Benefits and administrative expenses paid	(7.2)	(20.2)	(16.3)	(13.7)
Foreign currency exchange rate changes	—	—	23.3	(5.2)
Settlements	(56.1)	—	—	—
Ending balance	$151.0	$199.0	$323.9	$303.7

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

	U.S. Plans		Non-U.S. Plans
	December 31,
	2025	2024	2025	2024
Funded status — (deficit) surplus	$(23.2)	$(14.4)	$10.3	$5.7
Recorded as:
Other assets	$9.8	$18.9	$39.6	$33.9
Accrued expenses and other	$2.7	$2.6	$0.8	$0.7
Other liabilities	$30.3	$30.7	$28.5	$27.5
Assumptions
Weighted-average assumptions used to determine net periodic benefit costs are as follows:

	U. S. Plans			Non-U.S. Plans
	Year Ended December 31,
	2025	2024	2023	2025	2024	2023
Discount rate	5.6%	5.1%	5.5%	4.5%	3.7%	4.0%
Salary increases	N/A	N/A	N/A	2.0%	2.0%	2.0%
Expected long term rate of return	6.0%	6.0%	6.0%	5.7%	4.1%	5.3%
Cash balance interest credit rate	4.0%	4.0%	4.0%	N/A	N/A	N/A
A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2025 retirement plan expense of $0.3 for the U.S. Plans. A one percentage point decrease or increase in the discount rate would have resulted in a respective increase or decrease in 2025 retirement plan expense of $0.6 for the Non-U.S. Plans.
Weighted-average assumptions used to determine net periodic benefit obligations are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,
	2025	2024	2025	2024
Discount rate	5.2%	5.6%	5.3%	5.2%
Salary increases	N/A	N/A	2.0%	2.0%
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
The expected return on plan assets is the estimated long-term rate of return that will be earned on the investments used to fund the pension obligations. To determine this rate, the Company considers the composition of plan investments, historical returns earned, and expectations about the future. Actual asset over/under performance compared to expected returns will respectively decrease/increase unrecognized loss. The change in the unrecognized loss will change amortization cost in upcoming periods. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2025 pension expense of $1.8 for the U.S. Plans. A one percentage point increase or decrease in the expected return on plan assets would have resulted in a corresponding change in 2025 pension expense of $3.1 for the Non-U.S. Plans.
The salary increase assumptions are used to estimate the annual rate at which pay of plan participants will grow. If the rate of growth assumed increases, the size of the pension obligations will increase, as will the amount recorded in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets and amortized into earnings in subsequent periods.
The Company evaluates other assumptions periodically, such as retirement age, mortality, and turnover, and updates them as necessary to reflect the Company’s actual experience and expectations for the future. Differences between actual results and assumptions utilized are recorded in Accumulated other comprehensive income each period. These differences are amortized

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
into earnings over the remaining average future service of active participating employees or the expected life of inactive participants, as applicable.
Plan Assets
The fair values of the assets by asset category are as follows:

	December 31, 2025
Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans:
Cash and cash equivalents	Level 1	$2.8	$—	$2.8
U.S. equity index funds		—	20.4	20.4
International equity index funds		—	8.9	8.9
Real estate index fund		—	2.8	2.8
General bond index funds		—	116.1	116.1
Total fair value		$2.8	$148.2	$151.0

Non-U.S. Plans:
Cash and cash equivalents	Level 1	$32.5	$—	$32.5
Annuities	Level 3	48.1	—	48.1
Pooled investment funds		—	243.3	243.3
Total fair value		$80.6	$243.3	$323.9

	December 31, 2024
Asset Category	Level of Valuation Input	Fair Value	Investments valued using NAV per share	Total
U.S Plans:
Cash and cash equivalents	Level 1	$4.9	$—	$4.9
U.S. equity index funds		—	25.9	25.9
International equity index funds		—	10.6	10.6
Real estate index fund		—	3.8	3.8
General bond index funds		—	153.8	153.8
Total fair value		$4.9	$194.1	$199.0

Non-U.S. Plans:
Cash and cash equivalents	Level 1	$4.1	$—	$4.1
Annuities	Level 3	45.8	—	45.8
Pooled investment funds		—	253.8	253.8
Total fair value		$49.9	$253.8	$303.7
The fair market value of index funds and pooled investment funds are valued using the NAV unit price provided by the fund administrator. The NAV is based on the value of the underlying assets owned by the fund. The fair value of annuity investments are based on discounted cash flow techniques using unobservable valuation inputs such as discount rates and actuarial mortality tables.

Fair Value Measurement of Level 3 Pension Assets	Annuities
Balance at December 31, 2023	$52.8
Actual return on plan assets	(7.0)
Balance at December 31, 2024	45.8
Actual return on plan assets	2.3
Balance at December 31, 2025	$48.1
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
The allocation of the plan assets by asset category is as follows:

	December 31, 2025
	U.S. Plans	Non-U.S. Plans
Equity securities	19.4%	9.8%
Debt securities	76.8%	64.4%
Annuities	—%	14.9%
Real estate	1.9%	0.9%
Other	1.9%	10.0%
The target allocation of the plan assets by asset category is as follows:

	December 31, 2025
	U.S. Plans			Non-U.S. Plans
Equity securities	13.0%	to	25.5%	—%	to	20.0%
Debt securities	67.0%	to	87.0%	45.0%	to	80.0%
Annuities	—%	to	—%	—%	to	30.0%
Real estate	0.5%	to	4.3%	—%	to	5.0%
Other	—%	to	5.0%	—%	to	20.0%
Pension Funding and Cash Flows
The Company expects to make approximately $8.4 required contributions to its defined benefit pension plans during 2026. The Company targets funding the minimum required contributions but may make additional contributions into the pension plans in 2026, depending upon factors such as how the funded status of those plans change or to reduce the administrative costs of the plan.
At December 31, 2025, the estimated benefit payments, which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

	December 31, 2025
	U.S. Plans	Non-U.S. Plans
2026	$20.4	$18.0
2027	$16.4	$19.0
2028	$17.9	$19.0
2029	$18.4	$20.0
2030	$18.7	$20.0
Years 2031 to 2035	$68.0	$103.0
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
Post-retirement Medical Plan
The Company assumed obligations under a subsidiary’s post-retirement medical plan. Coverage under this plan is restricted to a limited number of existing employees of the subsidiary. This plan is unfunded and the Company’s policy is to fund benefits as claims are incurred. The effect on operations of the post-retirement medical plan is shown in the following table:

	Year Ended December 31,
	2025	2024	2023
Interest cost on benefit obligation	$0.2	$0.2	$0.2
Net amortization and deferral	(0.3)	(0.2)	—
Post-retirement medical plan (benefits) costs	$(0.1)	$—	$0.2
For the year ended December 31, 2025, and 2024, amounts included in Accumulated other comprehensive loss in the Company’s Consolidated Balance Sheets consist of unamortized net income of $0.5 and $0.8, respectively.
A summary of the changes in the accumulated post-retirement benefit obligation follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$3.2	$3.6
Interest cost on benefit obligation	0.2	0.2
Actuarial loss (gain)	0.1	(0.2)
Benefits paid	(0.6)	(0.4)
Ending balance	$2.9	$3.2

Recorded as:
Accrued expenses and other	$0.4	$0.5
Other liabilities	2.5	2.7
	$2.9	$3.2
The weighted-average discount rates used in the calculation of the accumulated post-retirement benefit obligation were 5.4% and 5.6% at December 31, 2025, and 2024, respectively. The healthcare cost trend rate was removed due to the expectation of future funding to be at the same level as the previous year’s funding.
The following assumed benefit payments under the Company’s post-retirement benefit plan, which reflect expected future service, as appropriate, and which were used in the calculation of projected benefit obligations, are expected to be paid as follows:

December 31, 2025
2026	$0.4
2027	$0.3
2028	$0.3
2029	$0.3
2030	$0.2
Years 2031 to 2035	$1.0
Deferred Compensation Plan
The Company has a DCP under which certain of its executives may elect to defer up to 100.0% of their annual cash incentive pay and/or up to 50.0% of their annual base salary and/or eligible commissions subject to annual limits established by the U.S. government. The DCP provides executives a tax efficient strategy for retirement savings and capital accumulation without significant cost to the Company. The Company makes no contributions to the DCP. Amounts deferred by a participant are credited to a bookkeeping account maintained on behalf of each participant, which is used for measurement and determination of amounts to be paid to a participant, or his or her designated beneficiary, pursuant to the terms of the DCP. The amounts accrued under these plans were $150.5 and $132.5 at December 31, 2025, and 2024, respectively. Deferred amounts are the Company’s general unsecured obligations and are subject to claims by the Company’s creditors. The Company’s general assets may be used to fund obligations and pay DCP benefits.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
17.   FAIR VALUE MEASUREMENTS
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
			December 31, 2025
	Consolidated Balance Sheets Classification	Fair Value at December 31, 2025	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.9	$—	$16.9	$—
Cross currency swaps	Other liabilities	$274.0	$—	$274.0	$—
Interest rate swaps	Other liabilities	$52.7	$—	$52.7	$—
Cash surrender value of life insurance policies	Other assets, net	$99.6	$—	$99.6	$—
Deferred compensation asset	Other assets, net	$53.1	$—	$53.1	$—
Deferred compensation liability	Other liabilities	$150.5	$—	$150.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$50.0	$—	$—	$50.0

			Fair Value Measurements
			December 31, 2024
	Consolidated Balance Sheets Classification	Fair Value at December 31, 2024	Using Fair Value Hierarchy
			Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$14.3	$—	$14.3	$—
Cross currency swaps	Other liabilities	$142.7	$—	$142.7	$—
Interest rate swaps	Other liabilities	$76.8	$—	$76.8	$—
Cash surrender value of life insurance policies	Other assets, net	$102.1	$—	$102.1	$—
Deferred compensation asset	Other assets, net	$35.7	$—	$35.7	$—
Deferred compensation liability	Other liabilities	$132.5	$—	$132.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$10.8	$—	$—	$10.8

Fair Value Measurement of Level 3 Liabilities	Contingent Consideration
Balance at December 31, 2023	$66.1
Cash payments and adjustments	(55.3)
Balance at December 31, 2024	10.8
Cash payments and adjustments	(4.6)
Additions from business acquisitions	43.8
Balance at December 31, 2025	$50.0
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
The Company offers certain employees the opportunity to participate in an employee funded DCP. A participant’s deferrals are allocated by the participant to one or more of multiple measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant’s investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participant’s allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.
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
The carrying amounts of cash and cash equivalents, accounts receivable, income taxes receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,963.6 and $5,762.6 at December 31, 2025, and 2024, respectively. The Company’s senior notes are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing.
18.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Interest Rate Swaps
During the second quarter of 2021, the Company entered into fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates currently based on the three-month SOFR, plus 1.7060%. These agreements were designated as hedges against changes in the fair value of a portion of the Company’s long-term debt.
Cross Currency Swaps
During the first quarter of 2024, the Company terminated its 2024 and 2025 USD to Swiss Franc cross currency swaps and entered into two new swaps, each with a notional value of $300.0, and maturity dates of 2031 and 2034, respectively.
During the third quarter of 2024, the Company entered into five new USD to Swiss Franc cross currency swaps, with an aggregate notional value of $600.0, of which $300.0 matures in 2029 and $300.0 matures in 2034.
The table below provides information regarding the location and amount of pretax losses of derivatives designated in fair value hedging relationships:

	Amounts included in other comprehensive income
	Year Ended December 31,
	2025	2024	2023
Cross currency swaps	$(131.3)	$(33.7)	$(63.3)
19.  SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2025	2024	2023
Cash paid during the period for:
Interest	$217.7	$209.2	$221.5
Income taxes, net of refunds:
U.S. Federal	$84.2	$135.7	$154.6
U.S. State	15.1	43.1	15.8
Switzerland	28.1	21.7	21.1
Germany	24.0	0.9	0.8
Other foreign	19.7	14.0	14.5
Total	$171.1	$215.4	$206.8
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$9.2	$(22.5)	$13.2

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
20.  BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the year ended December 31, 2025, 2024, and 2023. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the CODM for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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

	Year Ended December 31, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$10,876.5	$3,098.2	$(23.0)	$13,951.7

Operating Earnings:
Labor	4,687.6	1,221.6
Supplies	2,357.0	478.5
Shipping costs		398.8
Depreciation	258.8	116.0
Other operating expenses	1,793.2	384.8
Segment operating income	$1,779.9	$498.5		$2,278.4
General corporate and unallocated expenses				(482.2)
Amortization of intangibles and other assets				(280.0)
Restructuring and other charges				(127.2)
Goodwill and other asset impairments				(4.3)
Total Operating income				1,384.7
Other (expense) income:
Interest expense				(224.1)
Investment income				15.2
Equity method loss, net				(13.3)
Other, net				(55.0)
Earnings from operations before income taxes				$1,107.5

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)

	Year Ended December 31, 2024
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$10,144.3	$2,922.6	$(58.0)	$13,008.9

Operating Earnings:
Labor	4,438.7	1,165.3
Supplies	2,209.6	441.9
Shipping costs		365.8
Depreciation	259.0	122.6
Other operating expenses	1,630.7	368.1
Segment operating income	$1,606.3	$458.9		$2,065.2
General corporate and unallocated expenses				(670.8)
Amortization of intangibles and other assets				(256.4)
Restructuring and other charges				(46.0)
Goodwill and other asset impairments				(5.3)
Total Operating income				1,086.7
Other (expense) income:
Interest expense				(208.3)
Investment income				22.3
Equity method loss, net				(1.4)
Other, net				60.2
Earnings from operations before income taxes				$959.5

	Year Ended December 31, 2023
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$9,415.1	$2,774.2	$(27.7)	$12,161.6

Operating Earnings:
Labor	4,095.7	1,094.0
Supplies	2,066.0	452.2
Shipping costs		333.0
Depreciation	236.1	112.5
Other operating expenses	1,426.0	386.2
Segment operating income	$1,591.3	396.3		$1,987.6
General corporate and unallocated expenses				(644.1)
Amortization of intangibles and other assets				(219.8)
Restructuring and other charges				(49.1)
Goodwill and other asset impairments				(349.0)
Total Operating income				725.6
Other (expense) income:
Interest expense				(199.6)
Investment income				28.8
Equity method income, net				(1.4)
Other, net				15.5
Earnings from continuing operations before income taxes				$568.9

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)

Geographic distribution of Property, plant, and equipment, net:

	Year Ended December 31,
	2025	2024
North America	$2,587.1	$2,576.1
Europe	370.4	355.5
Other	124.0	113.8
Total Property, plant, and equipment, net	$3,081.5	$3,045.4