Form 10-Q
period 2026-03-31
LABCORP HOLDINGS INC.
filed 2026-05-04
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, there were 82.0 million shares of the registrant’s common stock, $0.10 par value, outstanding.

Part II. Other Information

COMMONLY USED ABBREVIATIONS

The abbreviations listed below may be commonly used in this report.

AMCA	American Medical Collection Agency
Annual Report	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
AR Facility	accounts receivable securitization facility
ASU	Accounting Standards Update
BLS	Biopharma Laboratory Services
Board	board of directors of Labcorp Holdings Inc.
CODM	chief operating decision maker
Common Stock	common stock, par value $0.10 per share
CRO	contract research organization
DCP	deferred compensation plan
Dx	Diagnostics Laboratories
ED	Early Development Research Laboratories
EPS	earnings per share
FASB	Financial Accounting Standards Board
Fortrea	Fortrea Holdings Inc.
GAAP	U.S. generally accepted accounting principles
LCAH	Laboratory Corporation of America Holdings
MCO	managed care organization
N/A	not applicable
OBBBA	One Big Beautiful Bill Act
OCR	U.S. Office of Civil Rights
Parkview	Parkview Health System, Inc.
PSC	patient service center
S&P	Standard & Poor’s
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general, and administrative expenses
SOFR	secured overnight financing rate
Spin-off	June 2023 spin-off of Fortrea
SPV	bankruptcy-remote special purpose vehicle
2026 Term Loan	term loan credit agreement entered on March 20, 2026
TSA	transition services agreement with Fortrea
U.K.	United Kingdom
U.S.	United States of America
USD	U.S. Dollar

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$981.1	$532.3
Accounts receivable, net	2,288.6	2,103.8
Unbilled services, net	161.9	156.9
Supplies inventory	497.7	534.7
Prepaid expenses and other	629.5	692.8
Total current assets	4,558.8	4,020.5
Property, plant, and equipment, net	3,065.5	3,081.5
Goodwill, net	6,955.2	6,789.5
Intangible assets, net	3,636.1	3,596.0
Joint venture partnerships and equity method investments	146.6	153.9
Other assets, net	724.9	751.3
Total assets	$19,087.1	$18,392.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$695.7	$840.8
Accrued expenses and other	851.9	847.8
Unearned revenue	405.2	439.1
Short-term operating lease liabilities	183.2	191.1
Short-term finance lease liabilities	4.6	4.6
Short-term borrowings and current portion of long-term debt	500.4	500.1
Total current liabilities	2,641.0	2,823.5
Long-term debt	5,833.7	5,084.6
Operating lease liabilities	656.5	682.6
Finance lease liabilities	62.2	63.0
Deferred income taxes and other tax liabilities	456.4	454.5
Other liabilities	691.8	647.8
Total liabilities	10,341.6	9,756.0
Commitments and contingent liabilities
Noncontrolling interest	16.9	16.9
Shareholders’ equity:
Common stock, 82.3 and 82.2 shares outstanding at March 31, 2026, and December 31, 2025, respectively	7.4	7.5
Additional paid-in capital	—	—
Retained earnings	8,784.4	8,639.9
Accumulated other comprehensive loss	(63.2)	(27.6)
Total shareholders’ equity	8,728.6	8,619.8
Total liabilities and shareholders’ equity	$19,087.1	$18,392.7

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$3,537.6	$3,345.1
Cost of revenues	2,523.8	2,397.1
Gross profit	1,013.8	948.0
Selling, general, and administrative expenses	551.0	546.0
Amortization of intangibles and other assets	75.6	69.6
Restructuring and other charges	6.4	6.4
Operating income	380.8	326.0
Other (expense) income:
Interest expense	(55.1)	(56.0)
Investment income	12.2	6.5
Equity method loss, net	(5.1)	(0.3)
Other, net	(13.1)	(1.0)
Earnings from operations before income taxes	319.7	275.2
Provision for income taxes	41.7	62.2
Net earnings	278.0	213.0
Less: Net earnings attributable to the noncontrolling interest	(0.2)	(0.2)
Net earnings attributable to Labcorp Holdings Inc.	$277.8	$212.8

Earnings per share:
Basic earnings per share	$3.37	$2.54
Diluted earnings per share	$3.35	$2.52

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net earnings	$278.0	$213.0
Foreign currency translation adjustments	(36.0)	69.7
Net benefit plan adjustments	0.5	0.4
Other comprehensive (loss) earnings before tax	(35.5)	70.1
Provision for income tax related to items of comprehensive earnings	(0.1)	(0.1)
Other comprehensive (loss) earnings, net of tax	(35.6)	70.0
Comprehensive earnings	242.4	283.0
Less: Net earnings attributable to the noncontrolling interest	(0.2)	(0.2)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$242.2	$282.8

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.8	—	212.8
Other comprehensive earnings, net of tax	—	—	—	70.0	70.0
Dividends declared	—	—	(60.6)	—	(60.6)
Issuance of common stock under employee stock plans	—	25.7	—	—	25.7
Net share settlement tax payments from issuance of stock to employees	—	(25.5)	—	—	(25.5)
Stock compensation	—	32.8	—	—	32.8
BALANCE AT MARCH 31, 2025	$7.6	$35.8	$8,455.6	$(191.6)	$8,307.4

BALANCE AT DECEMBER 31, 2025	$7.5	$—	$8,639.9	$(27.6)	$8,619.8
Net earnings attributable to Labcorp Holdings Inc.	—	—	277.8	—	277.8
Other comprehensive loss, net of tax	—	—	—	(35.6)	(35.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Issuance of common stock under employee stock plans	—	32.9	—	—	32.9
Net share settlement tax payments from issuance of stock to employees	—	(39.8)	—	—	(39.8)
Stock compensation	—	31.7	—	—	31.7
Purchase of common stock	(0.1)	(24.8)	(73.1)	—	(98.0)
BALANCE AT MARCH 31, 2026	$7.4	$—	$8,784.4	$(63.2)	$8,728.6

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$278.0	$213.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	173.3	166.8
Stock compensation	31.7	32.8
Operating lease right-of-use asset expense	48.0	48.6
Deferred income taxes	2.0	(6.1)
Other, net	11.4	8.1
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(187.9)	(170.8)
(Increase) decrease in unbilled services	(6.2)	3.9
Decrease in supplies inventory	35.4	8.4
Decrease in prepaid expenses and other	4.0	45.0
Decrease in accounts payable	(138.7)	(147.6)
Decrease in unearned revenue	(32.1)	(8.9)
Decrease in accrued expenses and other	(27.4)	(174.7)
Net cash provided by operating activities	191.5	18.5
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(121.0)	(126.0)
Proceeds from sale of assets	7.8	0.5
Purchase of equity affiliates or other investments	(6.7)	(157.0)
Acquisition of businesses, net of cash acquired	(202.2)	(53.5)
Net cash used for investing activities	(322.1)	(336.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	750.0	—
Payments on senior notes	—	(1,000.0)
Proceeds from revolving credit facilities	—	64.8
Payments on revolving credit facilities	—	(64.8)
Proceeds from accounts receivable securitization	—	225.0
Net share settlement tax payments from issuance of stock to employees	(39.8)	(25.5)
Net proceeds from issuance of stock to employees	32.9	25.7
Dividends paid	(61.2)	(61.6)
Purchase of common stock	(98.0)	—
Other, net	(3.4)	(3.3)
Net cash provided by (used for) financing activities	580.5	(839.7)
Effect of exchange rate on changes in Cash and cash equivalents	(1.1)	7.9
Net increase (decrease) in Cash and cash equivalents	448.8	(1,149.3)
Cash and cash equivalents at beginning of period	532.3	1,518.7
Cash and cash equivalents at end of period	$981.1	$369.4

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
The Company reports its business in two segments, Diagnostics Laboratories and Biopharma Laboratory Services. During each of the three months ended March 31, 2026, and 2025, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
The accompanying Condensed Consolidated Financial Statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet for the year ended December 31, 2025 presented herein, was derived from the Company’s annual audited Consolidated Financial Statements but does not include all disclosures required by GAAP, which are contained within the Annual Report.
These unaudited Condensed Consolidated Financial Statements and notes are presented in accordance with the rules and regulations of the SEC and GAAP for interim reporting. As such, certain notes or other information that are normally required by the SEC or GAAP have been omitted if they substantially duplicate the disclosures contained in the Company’s annual audited Consolidated Financial Statements contained within its Annual Report. Accordingly, these Condensed Consolidated Financial Statements and notes should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s Annual Report.
These Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. The Company also has investments in other companies or investment funds that develop technology relating to the Company’s operations. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for at fair value, or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. The carrying value of these type of investments was $201.6 and $201.9 at March 31, 2026 and December 31, 2025, respectively, and is included within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.
All significant intercompany transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in these Condensed Consolidated Financial Statements.
The financial statements of the Company’s operating foreign subsidiaries are measured using the local currency as the functional currency. Assets and liabilities are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation adjustments are included in Accumulated other comprehensive loss within the Condensed Consolidated Balance Sheets.
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This accounting pronouncement provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets when measuring credit losses. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. This accounting pronouncement did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In September 2025, the FASB issued ASU 2025-06, Intangibles — Goodwill and Other — Internal-Use-Software (Topic 350): Targeted Improvements to the Accounting for Internal-Use Software. This accounting pronouncement improves the operability of the existing guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. This accounting pronouncement establishes guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Condensed Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This accounting pronouncement addresses suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP that clarify, correct errors in, or make other improvements to a variety of topics that are intended to make it easier to understand and apply. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact that adopting this accounting pronouncement will have on its Condensed Consolidated Financial Statements.
2.    REVENUES
The Company’s Revenues by segment and by payer group were as follows:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Dx:
Clients	23%	—%	—%	23%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	37%	—%	—%	37%	36%	—%	—%	36%
Total Dx revenues	78%	—%	—%	78%	78%	—%	—%	78%

BLS:
Pharmaceutical, biotechnology, medical device, diagnostic companies, and CROs	8%	10%	4%	22%	9%	9%	4%	22%

Total Revenues	86%	10%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $2,914.0 (82.4%) and $2,813.8 (84.1%) for the three months ended March 31, 2026, and 2025, respectively.
Accounts Receivable, Unbilled Services, and Unearned Revenue
The following table provides information about accounts receivable and unbilled services from contracts with customers:

	March 31, 2026	December 31, 2025
Dx accounts receivable	$1,513.2	$1,349.0
BLS accounts receivable	808.4	791.2
Less: BLS allowance for credit losses	(33.0)	(36.4)
Accounts receivable, net	$2,288.6	$2,103.8

Gross unbilled services	$166.2	$164.0
Less: BLS allowance for credit losses	(4.3)	(7.1)
Unbilled services, net	$161.9	$156.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $58.3 and $68.9 for the three months ended March 31, 2026, and 2025, respectively.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Allowance for Credit Losses
BLS estimates future expected credit losses on Accounts receivable, net and Unbilled services, net over the remaining collection period of the instrument. The rollforward for the allowance for credit losses was as follows:

	Accounts Receivable, net	Unbilled Services, net	Total
Allowance for credit losses at December 31, 2025	$36.4	$7.1	$43.5
Credit loss expense	(0.1)	—	(0.1)
Write-offs	(3.0)	(2.8)	(5.8)
Foreign currency impact	(0.3)	—	(0.3)
Allowance for credit losses at March 31, 2026	$33.0	$4.3	$37.3
3.    BUSINESS ACQUISITIONS
During the three months ended March 31, 2026, the Company acquired various businesses and related assets for total consideration of $312.0. Total consideration includes cash payments and, as applicable, contingent consideration payable by the Company primarily upon the achievement of specified future performance targets of the acquired businesses. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired. A residual amount of tax-deductible goodwill, including measurement period adjustments relating to prior acquisitions, of $175.9 was recorded during the three months ended March 31, 2026. The purchase price allocations for these acquisitions were preliminary at March 31, 2026. The valuation of acquired assets and assumed liabilities included the following:

	Empire City Laboratories, Inc.	Other Acquisitions Closed During the Three Months Ended March 31, 2026	Measurement Period Adjustments	Amounts Acquired During the Three Months Ended March 31, 2026
Property, plant, and equipment	$—	$2.4	$—	$2.4
Goodwill	117.5	29.1	29.3	175.9
Intangible assets	132.5	32.9	(29.3)	136.1
Total assets acquired	250.0	64.4	—	314.4
Other liabilities	—	2.4	—	2.4
Total liabilities acquired	—	2.4	—	2.4
Net assets acquired	250.0	62.0	—	312.0
Contingent consideration	(85.0)	(4.8)	—	(89.8)
2025 escrow payment	—	(20.0)	—	(20.0)
Cash paid for acquisitions	$165.0	$37.2	$—	$202.2
Intangible assets recognized from business acquisitions that closed during the three months ended March 31, 2026, including any related measurement period adjustments, and their weighted-average amortization periods were as follows:

	Amount	Weighted-average Amortization Period (in Years)
Customer relationships	$137.3	15.0
Non-compete agreements	28.1	5.0
Total	$165.4
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Unaudited Supplemental Pro Forma Information
If the aggregate of the Company’s 2026 and 2025 acquisitions, that were accounted for as business combinations, had been completed at January 1, 2025, the Company’s pro forma results would have been as follows:

	Three Months Ended March 31,
	2026	2025
Revenues	$3,596.7	$3,410.2
Net earnings attributable to LHI	$286.7	$222.6
4.    EARNINGS PER SHARE
Basic EPS is computed by dividing Net earnings attributable to Labcorp Holdings Inc. by the weighted-average number of common shares outstanding. Diluted EPS is computed by dividing Net earnings attributable to Labcorp Holdings Inc., and if applicable, including the impact of dilutive adjustments by the weighted-average number of common shares outstanding plus potentially dilutive shares, as if they had been issued at the earlier of the date of issuance or the beginning of the period presented. Potentially dilutive common shares result primarily from the Company’s outstanding stock options, restricted stock units, and/or performance share awards.
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Three Months Ended March 31,
	2026			2025
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$277.8		$277.8	$212.8		$212.8
Weighted-average common shares outstanding	82.3	0.6	82.9	83.6	0.7	84.3
Per share amount	$3.37		$3.35	$2.54		$2.52
The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Three Months Ended March 31,
	2026	2025
Employee stock options and awards	0.3	0.3
5.    GOODWILL AND INTANGIBLE ASSETS
The balances, net of impairment, and changes in the carrying amount of goodwill were as follows:

	Dx	BLS	Total
Beginning Balance at December 31, 2025	$5,434.8	$1,354.7	$6,789.5
Goodwill acquired, excluding measurement period adjustments	146.6	—	146.6
Foreign currency impact and other adjustments to goodwill	28.1	(9.0)	19.1
Ending Balance at March 31, 2026	$5,609.5	$1,345.7	$6,955.2
During the three months ended March 31, 2026 and 2025, the Company did not record a goodwill or intangible asset impairment charge.
The cumulative goodwill impairment for the Company as of March 31, 2026, and December 31, 2025, was $648.5 and primarily represents the goodwill of the Company’s ED reporting unit within the BLS segment.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The components of identifiable intangible assets were as follows:

				March 31, 2026			December 31, 2025
	Range of Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,615.8	$(1,850.7)	$2,765.1	$4,525.3	$(1,816.3)	$2,709.0
Patents, licenses, and technology	3	-	15	546.8	(344.5)	202.3	548.7	(337.5)	211.2
Non-compete agreements	3	-	5	221.3	(114.7)	106.6	213.5	(108.0)	105.5
Other	1	-	15	40.1	(30.6)	9.5	40.0	(28.9)	11.1
Total definite-lived intangible assets				$5,424.0	$(2,340.5)	$3,083.5	$5,327.5	$(2,290.7)	$3,036.8
Indefinite-lived intangible assets:
Canadian and other licenses				$552.6	N/A	$552.6	$559.2	N/A	$559.2
Total intangible assets				$5,976.6	$(2,340.5)	$3,636.1	$5,886.7	$(2,290.7)	$3,596.0
Amortization of intangible assets was $75.6 and $69.6 for the three months ended March 31, 2026, and 2025, respectively. The amortization expense of intangible assets is estimated to be $223.0 for the remainder of 2026, $287.8 in 2027, $280.2 in 2028, $267.0 in 2029, $258.7 in 2030, and $1,766.8 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
1.55% senior notes due 2026	$500.0	$500.0
Debt issuance costs	—	(0.2)
Current portion of note payable	0.4	0.3
Total Short-term borrowings and current portion of long-term debt	$500.4	$500.1
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
2026 Term Loan	$750.0	$—
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	446.2	447.3
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(37.5)	(37.7)
AR Facility	525.0	525.0
Total Long-term debt	$5,833.7	$5,084.6
Credit Facilities
On March 20, 2026, the Company entered into the $750.0 2026 Term Loan that will mature on March 20, 2028, and anticipates using the proceeds to repay maturing short-term debt and for other corporate uses. The principal balance of the 2026 Term Loan bears interest at a floating per annum rate equal to, at the Company’s election, either (i) a SOFR-based rate plus a margin of 0.700% or (ii) a base rate plus a margin of 0.0%. As of March 31, 2026, the effective interest rate on the 2026 Term Loan was 4.39%.
The Company maintains a senior revolving credit facility, which was amended and restated on June 27, 2025. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to certain conditions, including obtaining additional commitments from new or existing lenders. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate equal to either (i) a SOFR-based rate plus a margin ranging from 0.805% to 1.300% or (ii) a base rate plus a margin ranging from 0.0% to 0.300%, in each case depending on the Company’s long-term debt ratings. The Company is required to pay a facility fee

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
quarterly on the aggregate amount of commitments under the revolving credit facility, at a per annum rate ranging from 0.070% to 0.200%, depending on the Company’s long-term debt ratings, regardless of usage. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. At March 31, 2026, there were no balances outstanding on the Company’s current revolving credit facility and $107.4 in outstanding letters of credit on the Company’s subfacility. At March 31, 2026, the effective interest rate on the revolving credit facility was 4.67%. The revolving credit facility expires in June 2030.
On August 23, 2024, the Company and a SPV entered into a $300.0 three-year accounts receivable securitization facility with PNC Bank, National Association (PNC) as administrative agent. The AR Facility provides for purchases of accounts receivable by PNC in an amount of up to $300.0 through August 2027, and may increase up to $700.0, subject to the satisfaction of certain conditions.
On January 31, 2025, the Company amended its AR Facility. The amended AR Facility increased the amount the Company can borrow from $300.0 to $700.0 through August of 2027. On January 28, 2026, the Company further amended its AR Facility. Among other things, this amendment extended the scheduled termination date to January 26, 2029, and permits the Company at its option to increase the facility limit from $700.0 to $825.0 at any time on or before May 29, 2026.
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
The Company received no loan proceeds under the AR Facility during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company received loan proceeds of $225.0 under the AR Facility, which are included in cash from financing activities in the Condensed Consolidated Statement of Cash Flows.
Under the Company’s 2026 Term Loan, revolving credit facility, indentures relating to the Company’s senior notes, and AR Facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the 2026 Term Loan and revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all such covenants and leverage ratios at March 31, 2026, and expects that it will remain in compliance with its existing covenants and leverage ratios for the next 12 months.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of its Common Stock. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at March 31, 2026, and December 31, 2025.
The changes in the Company’s shares of Common Stock issued and outstanding are summarized below:

Three Months Ended March 31, 2026
Beginning balance	82.2
Shares issued under employee stock plans	0.5
Shares repurchased	(0.4)
Ending balance	82.3
Share Repurchase Program
The Company has entered and may continue to enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Common Stock. During the three months ended March 31, 2026, the Company purchased 0.4 shares of its Common Stock at an average price of $273.76 per share for a total cost of $98.0. During the three months ended March 31, 2025, the Company did not repurchase any shares of its Common Stock. At March 31, 2026, the Company had outstanding authorization from its Board to purchase up to $732.4 maximum value of shares of Common Stock.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to Additional paid-in-capital within the Condensed Consolidated Balance Sheet unless subject to

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
limitation or the balance in Additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in Retained earnings within the Company’s Condensed Consolidated Balance Sheet.
Dividends
During the three months ended March 31, 2026, and 2025, the Company declared and paid a cash dividend of $0.72 per share of Common Stock.
On April 9, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $60.0 in the aggregate. The dividend will be paid on June 11, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on May 29, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	69.7	0.4	70.1
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at March 31, 2025	$(195.0)	$3.4	$(191.6)

Balance at December 31, 2025	$(33.0)	$5.4	$(27.6)
Current year adjustments	(36.0)	0.5	(35.5)
Tax effect of adjustments	—	(0.1)	(0.1)
Balance at March 31, 2026	$(69.0)	$5.8	$(63.2)
8.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company has a noncancelable contract with a vendor to purchase supplies inventory pursuant to which the Company is obligated to make expected total future minimum payments of $122.3, including $27.8 for the remainder of 2026, $20.5 in 2027, and $74.0 in 2028.
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
Many of the current claims and legal actions against the Company are in preliminary stages, and many of these cases seek an indeterminate amount of damages. The Company records an aggregate legal reserve, which is determined using calculations based on historical loss rates and assessment of trends experienced in settlements and defense costs. In accordance with FASB Accounting Standards Codification Topic 450, Contingencies, the Company establishes reserves for judicial, regulatory, and arbitration matters outside the aggregate legal reserve if and when those matters present loss contingencies that are both probable and reasonably estimable and would exceed the aggregate legal reserve. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is reasonably possible but not known or probable, and may be reasonably estimated, the estimated loss or range of loss is disclosed. When loss contingencies are not both probable and reasonably estimable, the Company does not establish separate reserves.
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
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleges that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas healthcare providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition seeks actual and double damages and civil penalties, as well as recovery of costs, attorney’s fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company’s Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the court entered a judgment. Plaintiffs filed a Notice of Appeal with respect to the court’s order granting the Company’s Motion for Partial Summary Judgment, referenced above. On December 31, 2024, the Texas Court of Appeals issued a decision reversing the District Court’s order granting the Company’s Motion for Partial Summary Judgment. On February 28, 2025, the Company filed in the Texas Supreme Court a Petition for Review with respect to the Texas Court of Appeals decision. On January 16, 2026, the Texas Supreme Court granted the Petition for Review, and on February 12, 2026, the Texas Supreme Court held oral argument. The Company will vigorously defend the lawsuit.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other healthcare providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On January 22, 2020, the Company filed Motions to Dismiss all claims. On December 16, 2021, the court granted in part and denied in part the Company’s Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. On May 5, 2023, the court granted in part and denied in part the Company’s Motion to Dismiss. On November 1, 2024, Plaintiffs served their motion for class certification. On March 2, 2026, the parties entered into a Class Action Settlement and Release, which is subject to court approval.
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
On January 31, 2020, the Company was served with a putative class action lawsuit, Luke Davis and Julian Vargas, et al. v. Laboratory Corporation of America Holdings, filed in the U.S. District Court for the Central District of California. The lawsuit alleges that visually impaired patients are unable to use the Company’s touchscreen kiosks at Company PSCs in violation of the Americans with Disabilities Act and similar California statutes. The lawsuit seeks statutory damages, injunctive relief, and attorney’s fees and costs. On March 20, 2020, the Company filed a Motion to Dismiss Plaintiffs’ Complaint and to Strike Class Allegations. In August 2020, the Plaintiffs filed an Amended Complaint. On April 26, 2021, the Plaintiffs and the Company each filed Motions for Summary Judgment and the Plaintiffs filed a Motion for Class Certification. On May 23, 2022, the court entered an order granting Plaintiffs’ Motion for Class Certification. On June 6, 2022, the Company filed a Petition for Permission to Appeal the Order Granting Class Certification with the U.S. Court of Appeals for the Ninth Circuit. On September 22, 2022, the Ninth Circuit granted the Company’s Petition for Permission to Appeal the Order Granting Class Certification. On February 8, 2024, the Ninth Circuit affirmed the trial court’s decision to certify both a California damages class and a nationwide injunctive class. On March 25, 2024, the Company filed a Petition for Rehearing En Banc with the Ninth Circuit. On April 18, 2024, the Ninth Circuit denied the Petition for Rehearing En Banc. On September 13, 2024, the Company filed a Petition for Writ of Certiorari with the U.S. Supreme Court, which was granted on January 24, 2025, and then dismissed on June 5, 2025. In March 2026, the parties filed cross Motions for Summary Judgment. The Company will vigorously defend the lawsuit.
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
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company’s website uses Google Analytics and other online tracking technologies. On October 11, 2023, the Company filed a Motion to Dismiss the Amended Complaint. On April 2, 2026, the parties entered into a Class Action Settlement and Release, which is subject to court approval.
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
9.    FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		March 31, 2026
		Fair Value at	Using Fair Value Hierarchy
		March 31, 2026	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.9	$—	$16.9	$—
Cross currency swaps	Other liabilities	$268.8	$—	$268.8	$—
Interest rate swaps	Other liabilities	$53.8	$—	$53.8	$—
Cash surrender value of life insurance policies	Other assets, net	$102.3	$—	$102.3	$—
Deferred compensation asset	Other assets, net	$56.5	$—	$56.5	$—
Deferred compensation liability	Other liabilities	$153.5	$—	$153.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$139.8	$—	$—	$139.8

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		December 31, 2025
		Fair Value at	Using Fair Value Hierarchy
		December 31, 2025	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.9	$—	$16.9	$—
Cross currency swaps	Other liabilities	$274.0	$—	$274.0	$—
Interest rate swaps	Other liabilities	$52.7	$—	$52.7	$—
Cash surrender value of life insurance policies	Other assets, net	$99.6	$—	$99.6	$—
Deferred compensation asset	Other assets, net	$53.1	$—	$53.1	$—
Deferred compensation liability	Other liabilities	$150.5	$—	$150.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$50.0	$—	$—	$50.0

Fair Value Measurement of Level 3 Liabilities:	Contingent Consideration
Balance at December 31, 2025	$50.0
Additions from business acquisitions	89.8
Balance at March 31, 2026	$139.8	(1)
(1)At March 31, 2026, $75.5 and $64.3 of contingent consideration is included within Accrued expenses and other and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets.
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
The Company offers certain employees the opportunity to participate in an employee-funded DCP. A participant’s deferrals are allocated by the participant to one or more of multiple measurement funds, which are indexed to externally managed funds. From time to time, to offset the cost of the growth in the participant’s investment accounts, the Company purchases life insurance policies, with the Company named as beneficiary of the policies. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments, which are typically invested in a similar manner to the participant’s allocations. Changes in the fair value of the DCP obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the DCP obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.
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
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Condensed Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,915.9 and $4,963.6 at March 31, 2026, and December 31, 2025, respectively. At March 31, 2026, the carrying value of the Company’s 2026 Term Loan, also recorded at amortized cost, was estimated to approximate fair value primarily due to its variable interest rate. The Company’s senior notes and 2026 Term Loan are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing/inputs.
Interest Rate Swaps
The Company is party to fixed-to-variable interest rate swap agreements for its 2.70% senior notes due 2031 with an aggregate notional amount of $500.0 and variable interest rates currently based on the compounded SOFR, plus 1.33%.
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
Cross Currency Swaps
The Company is party to various USD to Swiss Franc cross-currency swap agreements with an aggregate notional amount of $1,200.0, with $300.0 maturing in 2029, $300.0 maturing in 2031, and $600.0 maturing in 2034.
The above instruments are designated as a hedge against the impact of foreign exchange movements on its net investment in a Swiss subsidiary. Changes in the fair value of the cross-currency swaps are charged or credited through Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the fair value hedging adjustments is recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings.
The table below provides information regarding the location and amount of pretax gains of derivatives designated in fair value hedging relationships:

	Amounts included in other comprehensive loss
	Three Months Ended March 31,
	2026	2025
Cross currency swaps	$5.2	$7.0
10.    SUPPLEMENTAL CASH FLOW INFORMATION

	Three Months Ended March 31,
	2026	2025
Cash paid during the period for:
Interest	$45.2	$92.4
Income taxes, net of refunds	$13.1	$20.3
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(7.0)	$(15.4)
Contingent consideration related to business acquisitions	$89.8	$24.0
11.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three months ended March 31, 2026, and 2025. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the CODM for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
The Company’s CODM uses segment operating income to evaluate segment performance and to allocate resources. This segment performance measure excludes the amortization of intangibles and other assets, restructuring and other charges, goodwill and other asset impairments, and certain corporate charges for items such as transaction costs and other special items. Other operating expenses are comprised primarily of rent, maintenance, sendout testing, utilities, travel and entertainment, and other segment expenses, including shipping costs for Dx. Segment asset information is not presented because it is not used by the CODM.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	For the Three Months Ended March 31, 2026
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,762.1	$780.6	$(5.1)	$3,537.6

Operating Earnings:
Labor	1,188.1	309.3
Supplies	613.5	121.5
Shipping costs		110.8
Depreciation	63.8	28.6
Other operating expenses	438.0	89.7
Segment operating income	$458.7	$120.7		$579.4
General corporate and unallocated expenses				(116.6)
Amortization of intangibles and other assets				(75.6)
Restructuring and other charges				(6.4)
Total Operating income				380.8
Other (expense) income:
Interest expense				(55.1)
Investment income				12.2
Equity method loss, net				(5.1)
Other, net				(13.1)
Earnings from operations before income taxes				$319.7

	For the Three Months Ended March 31, 2025
Revenues:	Dx	BLS	Intercompany eliminations and other	LHI
Revenues	$2,629.6	$721.3	$(5.8)	$3,345.1

Operating Earnings:
Labor	1,123.6	289.7
Supplies	586.6	111.1
Shipping costs		95.0
Depreciation	61.7	28.6
Other operating expenses	430.2	90.0
Segment operating income	$427.5	$106.9		$534.4
General corporate and unallocated expenses				(132.4)
Amortization of intangibles and other assets				(69.6)
Restructuring and other charges				(6.4)
Total Operating income				326.0
Other (expense) income:
Interest expense				(56.0)
Investment income				6.5
Equity method loss, net				(0.3)
Other, net				(1.0)
Earnings from operations before income taxes				$275.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
In this Quarterly Report on Form 10-Q (Quarterly Report), Labcorp® Holdings Inc. together with its subsidiaries (Labcorp, LHI or the Company) has made, and from time to time may otherwise make in its public filings, press releases, and discussions by Company management, forward-looking statements concerning the Company’s operations, performance, and financial condition, as well as its strategic objectives. Some of these forward-looking statements relate to future events and expectations and can be identified by the use of forward-looking words such as “believes”, “expects”, “may”, “will”, “should”, “seeks”, “approximately”, “intends”, “plans”, “estimates”, or “anticipates” or the negative of those words or other comparable terminology. Such forward-looking statements speak only as of the time they are made and are subject to various risks and uncertainties and the Company claims the protection afforded by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those currently anticipated due to a number of factors in addition to those discussed elsewhere herein, including in the “Risk Factors” section of the Annual Report, and in the Company’s other public filings, press releases, and discussions with Company management, including:
1.changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the U.S. healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the U.S. Protecting Access to Medicare Act;
2.significant monetary damages, and penalties, and/or exclusion from or ineligibility to participate in government programs, among other adverse consequences, arising from enforcement of anti-fraud and abuse laws and other laws applicable to the Company in jurisdictions in which the Company conducts business;
3.significant fines, penalties, costs, unanticipated compliance expenditures, and/or damage to the Company’s reputation arising from the failure to comply with applicable privacy and security laws and regulations;
4.loss or suspension of a license or imposition of fines or penalties under, or future changes in or interpretations of the U.S. Clinical Laboratory Improvement Amendments of 1988, Medicare, Medicaid, or other national, state, or local laws or regulations of the U.S. and other countries where the Company operates laboratories;
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
7.sanctions or other remedies, including fines, unanticipated compliance expenditures, enforcement actions, injunctions or criminal prosecution arising from failure to comply with the U.S. Animal Welfare Act or applicable national, state, and local laws and regulations in jurisdictions in which the Company conducts business;
8.changes in testing guidelines or recommendations by government agencies, medical specialty societies, and other authoritative bodies affecting the development, validation, approval, clearance, commercialization, or utilization of laboratory tests;
9.changes in and failure to comply with the applicable regulations of pharmaceutical and medical device regulators affecting the approval, availability of, and the selling and marketing of diagnostic tests, including laboratory-developed tests, drug development, or the conduct of drug development and medical device and diagnostic studies and trials, including regulations and policies of the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Medicines and Healthcare Products Regulatory Agency in the U.K., the National Medical Products Administration in China, the Pharmaceutical and Medical Devices Agency in Japan, the European Union, the European Medicines Agency, and similar regulations and policies of agencies in other jurisdictions in which the Company conducts business;
10.changes in government regulations pertaining to the pharmaceutical, biotechnology, medical device, and diagnostic industries, changes in reimbursement of pharmaceutical products, or reduced spending on research and development by pharmaceutical, biotechnology, medical device, and diagnostic customers;
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
24.impact on the Company’s reputation, or business, from acts of animal rights activists or potential harm, liability, or operational disruptions arising from, or increased regulations and restrictions, of animal research activities;
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
31.business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in the Company’s material costs or other operating costs, or other impacts on the business due to natural disasters, adverse weather, geopolitical events, public health crises, and other events beyond the Company’s control;
32.discontinuation or recalls of existing products used in the performance of testing;
33.a failure in the information technology systems of the Company or newly-acquired businesses, the failure of the Company or its third-party suppliers and vendors to maintain the security of their information technology systems or to protect against cybersecurity incidents, failures in the development and implementation of the Company’s automation platforms, or adverse effects from the use of or regulation of artificial intelligence and machine learning tools;
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
43.changing global economic conditions and government and regulatory changes; and
44.risks associated with the impacts and expected benefits and costs of the completed Spin-off of the Company’s former clinical development and commercialization services business, Fortrea, including but not limited to factors that could adversely affect the Company’s ability to realize the expected benefits of the Spin-off or the failure of the Spin-off to qualify as a tax-free transaction for U.S. federal income tax purposes.
Except as may be required by applicable law, the Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Given these uncertainties, one should not put undue reliance on any forward-looking statement.
GENERAL (dollars in millions)
For the three months ended March 31, 2026, the Company’s revenues were $3,537.6, an increase of 5.8% from $3,345.1 for the corresponding period in 2025. The 5.8% increase for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was due to organic revenue of 3.1%, acquisitions, net of divestitures, of 1.4%, and favorable foreign currency translation of 1.3%.
The Company defines organic revenue and organic growth as the increase in revenues excluding the year-over-year impact of acquisitions, divestitures, and currency, as well as other strategic actions taken in ED. The impacts relating to acquisitions, divestitures, and other strategic actions are considered for a 12-month period following the closing of each transaction.
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
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance.
Revenues

	Three Months Ended March 31,
	2026	2025	Change
Dx	$2,762.1	$2,629.6	5.0%
BLS	780.6	721.3	8.2%
Intercompany eliminations and other	(5.1)	(5.8)	11.0%
Total	$3,537.6	$3,345.1	5.8%
Dx revenues for the three months ended March 31, 2026, were $2,762.1, an increase of 5.0% over $2,629.6 in the first quarter of 2025. The increase was primarily due to organic revenue of 2.9%, acquisitions, net of divestitures, of 2.0%, and favorable foreign currency translation of 0.2%.
Dx total volume, measured by requisitions, increased by 2.5% as acquisition volume, net of divestitures, contributed 1.4% and organic volume increased by 1.1%, which includes an unfavorable impact from weather. Price/mix increased by 2.6% due to organic growth of 1.8%, acquisitions, net of divestitures, of 0.6%, and favorable foreign currency translation of 0.2%.
BLS revenues for the three months ended March 31, 2026, were $780.6, an increase of 8.2% over $721.3 in the first quarter of 2025. The increase was due to favorable foreign currency translation of 5.5% and organic growth of 3.7%, partially offset by an unfavorable impact related to strategic actions undertaken in ED of 1.0%.

Cost of Revenues

	Three Months Ended March 31,
	2026	2025	Change
Cost of revenues	$2,523.8	$2,397.1	5.3%
Cost of revenues as a percentage of revenues	71.3%	71.7%
Cost of revenues increased 5.3% during the three months ended March 31, 2026, as compared with the corresponding period in 2025. Cost of revenues as a percentage of revenues during the three months ended March 31, 2026, decreased to 71.3% as compared to 71.7% in the corresponding period in 2025. This decrease was primarily due to organic growth and operating efficiencies, partially offset by typical increases in personnel costs.
Selling, General, and Administrative Expenses

	Three Months Ended March 31,
	2026	2025	Change
SG&A	$551.0	$546.0	0.9%
SG&A as a percentage of revenues	15.6%	16.3%
SG&A as a percentage of revenues were 15.6% and 16.3% during the three months ended March 31, 2026, and 2025, respectively. The decrease was primarily due to the impact from revenue growth.
Amortization of Intangibles and Other Assets

	Three Months Ended March 31,
	2026	2025	Change
Amortization of intangibles and other assets	$75.6	$69.6	8.7%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to March 31, 2025.
Restructuring and Other Charges

	Three Months Ended March 31,
	2026	2025	Change
Restructuring and other charges	$6.4	$6.4	1.2%
During the three months ended March 31, 2026, the Company recorded net restructuring and other charges of $6.4. The charges were comprised of $14.6 related to severance and other personnel costs and $1.6 in facility-related costs. The charges were adjusted by the reversal of previously established liabilities of $6.6 in unused facility-related costs, $3.1 in contract termination costs, and $0.1 in unused severance and other personnel costs.
During the three months ended March 31, 2025, the Company recorded net restructuring and other charges of $6.4. The charges were comprised of $7.6 related to severance and other personnel costs. The charges were adjusted by the reversal of previously established liabilities of $1.1 in unused severance and other personnel costs and $0.1 in unused facility-related costs.
Interest Expense

	Three Months Ended March 31,
	2026	2025	Change
Interest expense	$55.1	$56.0	(1.5)%
For the three months ended March 31, 2026, interest expense remained substantially consistent when compared to the three months ended March 31, 2025.
Equity Method Loss, Net

	Three Months Ended March 31,
	2026	2025	Change
Equity method loss, net	$(5.1)	$(0.3)	(1,694.5)%
 Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in Equity method loss, net for the three months ended March 31, 2026, as compared with the corresponding period in 2025, was primarily due to the loss recognized from the SYNLAB investment that closed in March 2025.

Other, Net

	Three Months Ended March 31,
	2026	2025	Change
Other, net	$(13.1)	$(1.0)	(1,219.0)%
The change in Other, net for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to foreign currency transaction losses of $5.4 recognized for the three months ended March 31, 2026, as compared to losses of $1.0 for the corresponding period of 2025. In addition, there were investment losses of $7.1, recorded during the three months ended March 31, 2026, compared to investment losses of $3.4 for the corresponding period of 2025. As the TSA between Fortrea and LCAH expired on June 30, 2025, there were no fees charged to Fortrea for the three months ended March 31, 2026, as compared to $3.3 in the corresponding period in 2025.
Provision for Income Taxes

	Three Months Ended March 31,
	2026	2025
Provision for income taxes	$41.7	$62.2
Provision for income taxes as a percentage of earnings from operations before income taxes	13.1%	22.6%
The decrease in the effective tax rate for the three months ended March 31, 2026, as compared with the corresponding period, was primarily attributable to discrete benefits recognized from the tax restructuring of certain foreign entities.
Operating Results by Segment

	Three Months Ended March 31,
	2026	2025	Change
Dx segment operating income	$458.7	$427.5	7.3%
Dx segment operating margin	16.6%	16.3%	0.3%
BLS segment operating income	120.7	106.9	12.9%
BLS segment operating margin	15.5%	14.8%	0.6%	(1)
Segment operating income	579.4	534.4	8.4%
General corporate and unallocated expenses	(116.6)	(132.4)	(12.0)%
Amortization of intangibles and other assets	(75.6)	(69.6)	8.7%
Restructuring and other charges	(6.4)	(6.4)	1.2%
Total Operating income	$380.8	$326.0	16.8%
(1)Amount does not cross-foot due to rounding.
Dx segment operating income was $458.7 for the three months ended March 31, 2026, an increase of $31.2 over operating income of $427.5 in the corresponding period of 2025, and Dx segment operating margin increased approximately 30 basis points year-over-year. The increase in operating income and operating margin was primarily due to organic growth, which includes an unfavorable impact from weather.
BLS segment operating income was $120.7 for the three months ended March 31, 2026, an increase of $13.8 over operating income of $106.9 in the corresponding period of 2025, and BLS segment operating margin increased approximately 60 basis points year-over-year. The increase in operating income and operating margin was primarily due to growth in the Central Laboratory business.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $116.6 for the three months ended March 31, 2026, a decrease of $15.8 compared to general corporate and unallocated expenses of $132.4 in the corresponding period of 2025, primarily due to decreases in acquisition and disposition-related costs.
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

In summary the Company’s cash flows were as follows:

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$191.5	$18.5
Net cash used for investing activities	(322.1)	(336.0)
Net cash provided by (used for) financing activities	580.5	(839.7)
Effect of exchange rate on changes in Cash and cash equivalents	(1.1)	7.9
Net increase (decrease) in Cash and cash equivalents	$448.8	$(1,149.3)
Cash and cash equivalents at March 31, 2026, and 2025, totaled $981.1 and $369.4, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, and other money market investments, which have original maturities of three months or less.
In addition to Cash and cash equivalents, at March 31, 2026, the Company had $1,000.0 of available borrowings under its revolving credit facility, which, as amended on June 27, 2025, expires in 2030.
Cash Flows from Operating Activities
During the three months ended March 31, 2026, the Company’s operations provided $191.5 of cash as compared to $18.5 during the same period in 2025. The $173.0 increase in net cash provided from operations in 2026 as compared with the corresponding 2025 period was primarily due to higher cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the three months ended March 31, 2026, was $322.1 as compared to $336.0 for the three months ended March 31, 2025. The decrease in cash used for investing activities for the three months ended March 31, 2026, as compared to the corresponding period in 2025, was primarily due to a decrease in purchases of equity affiliate or other investments and lower capital expenditures, partially offset by an increase in business acquisitions.
Capital expenditures were $121.0 and $126.0 for the three months ended March 31, 2026, and 2025, respectively. Capital expenditures for the three months ended March 31, 2026, were 3.4% of revenues, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, and further acquisition integration activities.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026, was $580.5 as compared to net cash used for financing activities of $839.7 for the three months ended March 31, 2025. The movement in cash flows within financing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to a decrease in payments on senior notes of $1,000.0, an increase in proceeds from the 2026 Term Loan of $750.0, a decrease in proceeds from the Company’s AR Facility of $225.0, and an increase of Common Stock repurchases of $98.0.
On January 28, 2026, the Company further amended its AR Facility. Among other things, this amendment extended the scheduled termination date to January 26, 2029, and permits the Company at its option to increase the facility limit from $700.0 to $825.0 at any time on or before May 29, 2026.
On March 20, 2026, the Company entered into the $750.0 2026 Term Loan that will mature on March 20, 2028, and anticipates using the proceeds to repay maturing short-term debt and for other corporate uses. The principal balance of the 2026 Term Loan bears interest at a floating per annum rate equal to, at the Company’s election, either (i) a SOFR-based rate plus a margin of 0.700% or (ii) a base rate plus a margin of 0.0%. The balance of the 2026 Term Loan at March 31, 2026, was $750.0.
Under the Company’s 2026 Term Loan, revolving credit facility, indentures relating to the Company’s senior notes, and AR Facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the 2026 Term Loan and revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants at March 31, 2026, and expects that it will remain in compliance with its existing debt covenants for the next 12 months.
At March 31, 2026, the Company had outstanding authorization from its Board to purchase up to $732.4 maximum value of Common Stock. The repurchase authorization has no expiration date.
For the three months ended March 31, 2026, the Company paid $61.2 in Common Stock dividends. On April 9, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $60.0 in the aggregate. The dividend will be paid on June 11, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on May 29, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
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
At March 31, 2026, there was $3,096.2 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for LCAH because the assets, liabilities, and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Condensed Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Credit Ratings
The investment grade credit ratings from Moody’s and S&P Global Ratings contribute to the Company’s ability to access capital markets.
Off-balance Sheet Arrangements
The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the Company’s Condensed Consolidated Financial Statements.
The Company has a noncancelable contract with a vendor to purchase supplies inventory pursuant to which the Company is obligated to make expected total future minimum payments of $122.3, including $27.8 for the remainder of 2026, $20.5 in 2027, and $74.0 in 2028.
Other Commercial Commitments
The Company has debt instruments outstanding. At March 31, 2026, the Company had total future payments of $6,371.6, with $500.4 payable within 12 months, which the Company anticipates to repay primarily using the proceeds from the 2026 Term Loan.
The Company has leases for PSCs, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At March 31, 2026, the Company had total future lease payments for short-term and long-term leases of $1,092.8, with payments of $221.0 due within 12 months.
At March 31, 2026, the Company had provided letters of credit aggregating approximately $107.4, primarily in connection with certain insurance programs which are renewed annually.
At March 31, 2026, and in connection with the pending acquisitions of select assets of the outreach business from Parkview, the Company expects to pay up to $165.0. Subject to customary closing conditions and applicable regulatory approvals, the Company expects the acquisition of select assets from Parkview to close in 2026. See Note 3 Business Acquisitions to the Company’s Condensed Consolidated Financial Statements for additional information.
Based on current and projected levels of cash flows from operations, coupled with availability under its revolving credit facility and the 2026 Term Loan, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs for the next 12 months and the reasonably foreseeable future; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates that appear in Part II. Item 7 of the Annual Report.

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
Foreign Currency Exchange Rates
Approximately 14.3% and 13.0% of the Company’s revenues for the three months ended March 31, 2026, and 2025, respectively, were denominated in currencies other than the USD. The Company’s Condensed Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for the purpose of reporting the Company’s consolidated financial results. In the first quarter of 2026 and the year ended December 31, 2025, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro, and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the three months ended March 31, 2026, by approximately $8.1. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $(36.0) and $69.7 for the quarter ended March 31, 2026, and 2025, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months, and in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At March 31, 2026, the Company had 11 open foreign exchange forward contracts with various amounts maturing monthly through April 2026 with a notional value totaling approximately $367.3. At December 31, 2025, the Company had eight open foreign exchange forward contracts with various amounts maturing monthly through January 2026 with a notional value totaling approximately $238.0.
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
Borrowings under the Company’s 2026 Term Loan, revolving credit facility, and AR Facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. At March 31, 2026, the Company had $750.0 and $525.0 of variable rate debt outstanding under its 2026 Term Loan and AR Facility, respectively. Each quarter-point increase or decrease in the variable rate would result in the Company’s interest expense changing by approximately $3.2 per year for the Company’s debt currently outstanding under its 2026 Term Loan and AR Facility.
To hedge against changes in the fair value portion of the Company’s long-term debt, the Company is party to fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates currently based on the compounded SOFR, plus 1.33%.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors that appear in Part I. Item 1A of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (dollars and shares in millions, except per share data)
During the three months ended March 31, 2026, the Company repurchased the following shares of its Common Stock:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
January 1 - January 31	—	$—	—	$830.4
February 1 - February 28	0.1	$284.01	0.1	$809.4
March 1 - March 31	0.3	$271.09	0.3	$732.4
	0.4	$273.76	0.4
At March 31, 2026, the Company had outstanding authorization from its Board to purchase up to $732.4 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended March 31, 2026, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement		Expiration Date
Kathryn W. Kyle	March 9, 2026	Rule 10b5-1 Trading Arrangement	(1,633)	(1)(2)	April 9, 2027	(3)
Executive Vice President, Chief Legal Officer and Corporate Secretary
Bryan T. Vaughn	March 8, 2026	Rule 10b5-1 Trading Arrangement	(2,813)	(1)	May 7, 2027	(3)
Executive Vice President, Diagnostics
(1)The figure presented represents the shares to be sold on the vesting of equity awards and may vary subject to the achievement of certain performance conditions and/or shares to be withheld for tax purposes.
(2)Ms. Kyle’s plan provides for the sale of up to 195 shares of Common Stock previously acquired from an equity award vesting event.
(3)This trading arrangement permits transactions through the completion of all sales on the respective order entry date.

ITEM 6. EXHIBITS

(a)
10.1
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

10.2
Term Loan Credit Agreement dated as of March 20, 2026 among the Company, Wells Fargo Bank, N.A., as administrative agent, and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2026).

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
Dated: May 4, 2026