Form 10-Q
period 2026-06-30
LABCORP HOLDINGS INC.
filed 2026-08-05
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, there were 81.1 million shares of the registrant’s common stock, $0.10 par value, outstanding.

Part II. Other Information

COMMONLY USED ABBREVIATIONS

The abbreviations listed below may be commonly used in this report.

AMCA	American Medical Collection Agency
Annual Report	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
AR Facility	accounts receivable securitization facility
ASU	Accounting Standards Update
BLS	Biopharma Laboratory Services
Board	board of directors of Labcorp Holdings Inc.
CODM	chief operating decision maker
Common Stock	common stock, par value $0.10 per share
CRO	contract research organization
DCP	deferred compensation plan
DOJ	U.S. Department of Justice
Dx	Diagnostics Laboratories
ED	Early Development Research Laboratories
EPS	earnings per share
FASB	Financial Accounting Standards Board
Fortrea	Fortrea Holdings Inc.
GAAP	U.S. generally accepted accounting principles
LCAH	Laboratory Corporation of America Holdings
MCO	managed care organization
N/A	not applicable
OBBBA	One Big Beautiful Bill Act
OCR	U.S. Office of Civil Rights
PSC	patient service center
S&P	Standard & Poor’s
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general, and administrative expenses
SOFR	secured overnight financing rate
Spin-off	June 2023 spin-off of Fortrea
SPV	special purpose vehicle
2026 Term Loan	term loan credit agreement entered on March 20, 2026
TSA	transition services agreement with Fortrea
U.K.	United Kingdom
U.S.	United States of America
USD	U.S. Dollar

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$141.8	$532.3
Accounts receivable, net	2,342.4	2,103.8
Unbilled services, net	162.4	156.9
Supplies inventory	562.2	534.7
Prepaid expenses and other	606.1	692.8
Total current assets	3,814.9	4,020.5
Property, plant, and equipment, net	3,100.5	3,081.5
Goodwill, net	7,030.1	6,789.5
Intangible assets, net	3,678.2	3,596.0
Joint venture partnerships and equity method investments	139.3	153.9
Other assets, net	769.3	751.3
Total assets	$18,532.3	$18,392.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$688.5	$840.8
Accrued expenses and other	862.4	847.8
Unearned revenue	387.8	439.1
Short-term operating lease liabilities	180.3	191.1
Short-term finance lease liabilities	4.7	4.6
Short-term borrowings and current portion of long-term debt	0.9	500.1
Total current liabilities	2,124.6	2,823.5
Long-term debt	5,857.6	5,084.6
Operating lease liabilities	661.0	682.6
Finance lease liabilities	61.6	63.0
Deferred income taxes and other tax liabilities	486.7	454.5
Other liabilities	717.6	647.8
Total liabilities	9,909.1	9,756.0
Commitments and contingent liabilities
Noncontrolling interest	16.4	16.9
Shareholders’ equity:
Common stock, 80.9 and 82.2 shares outstanding at June 30, 2026, and December 31, 2025, respectively	7.3	7.5
Additional paid-in capital	—	—
Retained earnings	8,701.4	8,639.9
Accumulated other comprehensive loss	(101.9)	(27.6)
Total shareholders’ equity	8,606.8	8,619.8
Total liabilities and shareholders’ equity	$18,532.3	$18,392.7

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,731.1	$3,527.3	$7,268.7	$6,872.4
Cost of revenues	2,619.1	2,481.1	5,142.9	4,878.2
Gross profit	1,112.0	1,046.2	2,125.8	1,994.2
Selling, general, and administrative expenses	577.2	579.3	1,128.2	1,125.3
Amortization of intangibles and other assets	78.1	68.3	153.7	137.9
Restructuring and other charges	5.1	4.1	11.5	10.5
Operating income	451.6	394.5	832.4	720.5
Other (expense) income:
Interest expense	(61.1)	(57.1)	(116.2)	(113.1)
Investment income	5.6	1.7	17.8	8.2
Equity method loss, net	(6.2)	(1.7)	(11.3)	(2.0)
Other, net	(3.5)	(32.7)	(16.6)	(33.7)
Earnings from operations before income taxes	386.4	304.7	706.1	579.9
Provision for income taxes	87.3	66.4	129.0	128.6
Net earnings	299.1	238.3	577.1	451.3
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)	(0.6)	(0.6)
Net earnings attributable to Labcorp Holdings Inc.	$298.7	$237.9	$576.5	$450.7

Earnings per share:
Basic earnings per share	$3.66	$2.85	$7.03	$5.40
Diluted earnings per share	$3.64	$2.84	$6.99	$5.36

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$299.1	$238.3	$577.1	$451.3
Foreign currency translation adjustments	(39.1)	156.6	(75.1)	226.3
Net benefit plan adjustments	0.5	0.5	1.0	0.9
Other comprehensive (loss) earnings before tax	(38.6)	157.1	(74.1)	227.2
Provision for income tax related to items of comprehensive earnings	(0.1)	(0.1)	(0.2)	(0.2)
Other comprehensive (loss) earnings, net of tax	(38.7)	157.0	(74.3)	227.0
Comprehensive earnings	260.4	395.3	502.8	678.3
Less: Net earnings attributable to the noncontrolling interest	(0.4)	(0.4)	(0.6)	(0.6)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$260.0	$394.9	$502.2	$677.7

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.8	—	212.8
Other comprehensive earnings, net of tax	—	—	—	70.0	70.0
Dividends declared	—	—	(60.6)	—	(60.6)
Issuance of common stock under employee stock plans	—	25.7	—	—	25.7
Net share settlement tax payments from issuance of stock to employees	—	(25.5)	—	—	(25.5)
Stock compensation	—	32.8	—	—	32.8
BALANCE AT MARCH 31, 2025	7.6	35.8	8,455.6	(191.6)	8,307.4
Net earnings attributable to Labcorp Holdings Inc.	—	—	237.9	—	237.9
Other comprehensive earnings, net of tax	—	—	—	157.0	157.0
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(3.5)	—	—	(3.5)
Stock compensation	—	34.1	—	—	34.1
Purchase of common stock	(0.1)	(64.6)	(135.3)	—	(200.0)
BALANCE AT JUNE 30, 2025	$7.5	$1.8	$8,498.0	$(34.6)	$8,472.7

BALANCE AT DECEMBER 31, 2025	$7.5	$—	$8,639.9	$(27.6)	$8,619.8
Net earnings attributable to Labcorp Holdings Inc.	—	—	277.8	—	277.8
Other comprehensive loss, net of tax	—	—	—	(35.6)	(35.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Issuance of common stock under employee stock plans	—	32.9	—	—	32.9
Net share settlement tax payments from issuance of stock to employees	—	(39.8)	—	—	(39.8)
Stock compensation	—	31.7	—	—	31.7
Purchase of common stock	(0.1)	(24.8)	(73.1)	—	(98.0)
BALANCE AT MARCH 31, 2026	7.4	—	8,784.4	(63.2)	8,728.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	298.7	—	298.7
Other comprehensive loss, net of tax	—	—	—	(38.7)	(38.7)
Dividends declared	—	—	(58.4)	—	(58.4)
Issuance of common stock under employee stock plans	—	1.8	—	—	1.8
Net share settlement tax payments from issuance of stock to employees	—	(6.3)	—	—	(6.3)
Stock compensation	—	34.9	—	—	34.9
Purchase of common stock	(0.1)	(30.4)	(323.3)	—	(353.8)
BALANCE AT JUNE 30, 2026	$7.3	$—	$8,701.4	$(101.9)	$8,606.8

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$577.1	$451.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	352.3	337.1
Stock compensation	66.6	66.9
Operating lease right-of-use asset expense	97.1	99.4
Deferred income taxes	26.4	(12.2)
Other, net	25.6	46.1
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(247.1)	(139.9)
(Increase) decrease in unbilled services	(6.9)	4.8
Increase in supplies inventory	(29.7)	(3.5)
Decrease in prepaid expenses and other	27.1	57.8
Decrease in accounts payable	(150.4)	(80.6)
Decrease in unearned revenue	(49.7)	(8.7)
Decrease in accrued expenses and other	(51.4)	(179.4)
Net cash provided by operating activities	637.0	639.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(252.6)	(203.9)
Proceeds from sale of assets	9.7	2.4
Proceeds from sale or distribution of equity affiliates or other investments	—	6.9
Purchase of equity affiliates or other investments	(17.5)	(172.0)
Acquisition of businesses, net of cash acquired	(427.9)	(63.5)
Net cash used for investing activities	(688.3)	(430.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	750.0	—
Payments on senior notes	(500.0)	(1,000.0)
Proceeds from revolving credit facilities	—	64.8
Payments on revolving credit facilities	—	(64.8)
Proceeds from accounts receivable securitization	175.0	225.0
Payments on accounts receivable securitization	(150.0)	—
Net share settlement tax payments from issuance of stock to employees	(46.1)	(29.0)
Net proceeds from issuance of stock to employees	34.7	25.7
Dividends paid	(119.9)	(121.5)
Purchase of common stock	(451.8)	(200.0)
Other, net	(31.3)	(7.3)
Net cash used for financing activities	(339.4)	(1,107.1)
Effect of exchange rate on changes in Cash and cash equivalents	0.2	26.7
Net decrease in Cash and cash equivalents	(390.5)	(871.4)
Cash and cash equivalents at beginning of period	532.3	1,518.7
Cash and cash equivalents at end of period	$141.8	$647.3

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
The Company reports its business in two segments, Diagnostics Laboratories and Biopharma Laboratory Services. During each of the three months ended June 30, 2026, and 2025, and each of the six months ended June 30, 2026, and 2025, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
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
These Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. The Company also has investments in other companies or investment funds that develop technology relating to the Company’s operations. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for at fair value, or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. The carrying values of these type of investments were $210.0 and $201.9 at June 30, 2026 and December 31, 2025, respectively, and is included within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.
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
2.    REVENUES
The Company’s Revenues by segment and by payer group were as follows:

	Three Months Ended June 30, 2026				Three Months Ended June 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Dx:
Clients	22%	—%	—%	22%	24%	—%	—%	24%
Patients	11%	—%	—%	11%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	37%	—%	—%	37%	36%	—%	—%	36%
Total Dx revenues	78%	—%	—%	78%	78%	—%	—%	78%

BLS:
Pharmaceutical, biotechnology, medical device, diagnostic companies, and CROs	9%	9%	4%	22%	9%	9%	4%	22%

Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%

	Six Months Ended June 30, 2026				Six Months Ended June 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Dx:
Clients	23%	—%	—%	23%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	37%	—%	—%	37%	36%	—%	—%	36%
Total Dx revenues	78%	—%	—%	78%	78%	—%	—%	78%

BLS:
Pharmaceutical, biotechnology, medical device, diagnostic companies, and CROs	8%	10%	4%	22%	9%	9%	4%	22%

Total Revenues	86%	10%	4%	100%	87%	9%	4%	100%

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Revenues in the U.S. were $3,095.5 (83.0%) and $2,931.6 (83.1%) for the three months ended June 30, 2026, and 2025, respectively, and were $6,009.5 (82.7%) and $5,745.4 (83.6%) for the six months ended June 30, 2026, and 2025, respectively.
Accounts Receivable, Unbilled Services, and Unearned Revenue
The following table provides information about accounts receivable and unbilled services from contracts with customers:

	June 30, 2026	December 31, 2025
Dx accounts receivable	$1,546.6	$1,349.0
BLS accounts receivable	833.0	791.2
Less: BLS allowance for credit losses	(37.2)	(36.4)
Accounts receivable, net	$2,342.4	$2,103.8

Gross unbilled services	$165.9	$164.0
Less: BLS allowance for credit losses	(3.5)	(7.1)
Unbilled services, net	$162.4	$156.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $34.1 and $34.4 for the three months ended June 30, 2026, and 2025, respectively, and were $92.4 and $103.3 for the six months ended June 30, 2026, and 2025, respectively.
Allowance for Credit Losses
BLS estimates future expected credit losses on Accounts receivable, net and Unbilled services, net over the remaining collection period of the underlying asset. The rollforward for the allowance for credit losses was as follows:

	Accounts Receivable, net	Unbilled Services, net	Total
Allowance for credit losses at December 31, 2025	$36.4	$7.1	$43.5
Credit loss expense	4.9	—	4.9
Write-offs	(3.8)	(3.6)	(7.4)
Foreign currency impact	(0.3)	—	(0.3)
Allowance for credit losses at June 30, 2026	$37.2	$3.5	$40.7

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
3.    BUSINESS ACQUISITIONS
During the six months ended June 30, 2026, the Company acquired various businesses and related assets for total consideration of $528.6, net of cash acquired and including measurement period adjustments. Total consideration included cash payments and, as applicable, contingent consideration payable by the Company primarily upon the achievement of specified future performance targets of the acquired businesses. The preliminary purchase considerations for these acquisitions were allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired. A residual amount of tax-deductible goodwill, including measurement period adjustments relating to prior acquisitions, of $262.1 was recorded during the six months ended June 30, 2026. The purchase price allocations for these acquisitions were preliminary at June 30, 2026. The valuation of acquired assets and assumed liabilities included the following:

	Empire City Laboratories, Inc.	Parkview Health Systems, Inc.	Other Acquisitions Closed During the Six Months Ended June 30, 2026	Measurement Period Adjustments	Amounts Acquired During the Six Months Ended June 30, 2026
Cash and cash equivalents	$—	$—	$0.4	$—	$0.4
Accounts receivable	—	—	3.6	—	3.6
Property, plant, and equipment	—	—	2.8	—	2.8
Goodwill	117.5	77.5	68.1	(1.0)	262.1
Intangible assets	132.5	87.5	68.2	(13.1)	275.1
Total assets acquired	250.0	165.0	143.1	(14.1)	544.0
Accounts payable	—	—	2.5	—	2.5
Accrued expenses and other	—	—	1.7	—	1.7
Notes payable	—	—	0.9	—	0.9
Deferred tax liability	—	—	7.5	—	7.5
Lease liabilities	—	—	2.4	—	2.4
Total liabilities acquired	—	—	15.0	—	15.0
Net assets acquired	250.0	165.0	128.1	(14.1)	529.0
Contingent consideration	(85.0)	—	(4.8)	14.1	(75.7)
2025 escrow payments	—	(5.0)	(20.0)	—	(25.0)
Cash paid for acquisitions	$165.0	$160.0	$103.3	$—	$428.3
Intangible assets recognized from business acquisitions that closed during the six months ended June 30, 2026, including any related measurement period adjustments, and their weighted-average amortization periods were as follows:

	Amount	Weighted-average Amortization Period (in Years)
Customer relationships	$239.3	15.0
Non-compete agreements	48.9	5.0
Total	$288.2
On June 28, 2026, the Company entered into an agreement to acquire select assets of an outreach laboratory services business for a purchase price of approximately $155.0. The transaction is anticipated to close in the third quarter of 2026, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
Unaudited Supplemental Pro Forma Information
If the aggregate of the Company’s 2026 and 2025 acquisitions, that were accounted for as business combinations, had been completed at January 1, 2025, the Company’s pro forma results would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$3,734.1	$3,582.7	$7,296.3	$7,004.9
Net earnings attributable to LHI	$299.8	$245.4	$584.7	$472.4

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
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Three Months Ended June 30,
	2026			2025
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$298.7		$298.7	$237.9		$237.9
Weighted-average common shares outstanding	81.7	0.3	82.0	83.4	0.5	83.9
Per share amount	$3.66		$3.64	$2.85		$2.84

	Six Months Ended June 30,
	2026			2025
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$576.5		$576.5	$450.7		$450.7
Weighted-average common shares outstanding	82.0	0.4	82.4	83.5	0.6	84.1
Per share amount	$7.03		$6.99	$5.40		$5.36
The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Employee stock options and awards	0.2	0.2	0.3	0.2
5.    GOODWILL AND INTANGIBLE ASSETS
The balances, net of impairment, and changes in the carrying amount of goodwill were as follows:

	Dx	BLS	Total
Beginning Balance at December 31, 2025	$5,434.8	$1,354.7	$6,789.5
Goodwill acquired, excluding measurement period adjustments	263.1	—	263.1
Foreign currency impact and other adjustments	(4.1)	(18.4)	(22.5)
Ending Balance at June 30, 2026	$5,693.8	$1,336.3	$7,030.1
During the three and six months ended June 30, 2026, and 2025, the Company did not record a goodwill or intangible asset impairment charge.
The cumulative goodwill impairment for the Company as of June 30, 2026, and December 31, 2025, was $648.5 and primarily represents the goodwill of the Company’s ED reporting unit within the BLS segment.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The components of identifiable intangible assets were as follows:

				June 30, 2026			December 31, 2025
	Range of Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,739.5	$(1,906.4)	$2,833.1	$4,525.3	$(1,816.3)	$2,709.0
Patents, licenses, and technology	3	-	15	545.8	(351.2)	194.6	548.7	(337.5)	211.2
Non-compete agreements	3	-	5	224.7	(123.4)	101.3	213.5	(108.0)	105.5
Other	1	-	15	40.0	(32.4)	7.6	40.0	(28.9)	11.1
Total definite-lived intangible assets				5,550.0	(2,413.4)	3,136.6	5,327.5	(2,290.7)	3,036.8
Indefinite-lived intangible assets:
Canadian and other licenses				541.6	N/A	541.6	559.2	N/A	559.2
Total intangible assets				$6,091.6	$(2,413.4)	$3,678.2	$5,886.7	$(2,290.7)	$3,596.0
Amortization of intangible assets was $78.1 and $68.3 for the three months ended June 30, 2026, and 2025, respectively, and was $153.7 and $137.9 for the six months ended June 30, 2026, and 2025, respectively. The amortization expense of intangible assets is estimated to be $152.1 for the remainder of 2026, $297.2 in 2027, $289.6 in 2028, $276.5 in 2029, $268.1 in 2030, and $1,853.1 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
1.55% senior notes due 2026	$—	$500.0
Debt issuance costs	—	(0.2)
Notes payable	0.9	0.3
Total Short-term borrowings and current portion of long-term debt	$0.9	$500.1
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
2026 Term Loan	$750.0	$—
3.60% senior notes due 2027	600.0	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	443.1	447.3
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
Debt issuance costs	(35.5)	(37.7)
AR Facility	550.0	525.0
Total Long-term debt	$5,857.6	$5,084.6
Credit Facilities
On March 20, 2026, the Company entered into the $750.0 2026 Term Loan that will mature on March 20, 2028. On June 1, 2026, the net proceeds of the 2026 Term Loan were used to redeem the Company’s outstanding 1.55% senior notes due 2026 and, to the extent not used for such purpose, were made available for other general corporate uses. The principal balance of the 2026 Term Loan bears interest at a floating per annum rate equal to, at the Company’s election, either (i) a SOFR-based rate plus a margin of 0.700% or (ii) a base rate plus a margin of 0.0%. As of June 30, 2026, the effective interest rate on the 2026 Term Loan was 4.38%.
The Company maintains a senior revolving credit facility, which was amended and restated on June 27, 2025. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to certain conditions, including obtaining additional commitments from new or existing lenders. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate equal to

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
either (i) a SOFR-based rate plus a margin ranging from 0.805% to 1.300% or (ii) a base rate plus a margin ranging from 0.0% to 0.300%, in each case depending on the Company’s long-term debt ratings. The Company is required to pay a facility fee quarterly on the aggregate amount of commitments under the revolving credit facility, at a per annum rate ranging from 0.070% to 0.200%, depending on the Company’s long-term debt ratings, regardless of usage. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. At June 30, 2026, there were no balances outstanding on the Company’s current revolving credit facility and $107.4 in outstanding letters of credit on the Company’s subfacility. At June 30, 2026, the effective interest rate on the revolving credit facility was 4.68%. The revolving credit facility expires in June 2030.
On August 23, 2024, the Company and a SPV entered into a $300.0 three-year accounts receivable securitization facility with PNC Bank, National Association (PNC) as administrative agent. The AR Facility provides for purchases of accounts receivable by PNC in an amount of up to $300.0 through August 2027, and may increase up to $700.0, subject to the satisfaction of certain conditions.
On January 31, 2025, the Company amended its AR Facility. The amended AR Facility increased the amount the Company can borrow from $300.0 to $700.0 through August 2027. On January 28, 2026, the Company further amended its AR Facility. Among other things, this amendment extended the scheduled termination date to January 26, 2029.
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
During the six months ended June 30, 2026, and 2025, net of repayments, the Company received loan proceeds of $25.0 and $225.0, respectively, under the AR Facility. Proceeds and payments under the AR Facility are included in financing activities in the Condensed Consolidated Statement of Cash Flows.
Under the Company’s 2026 Term Loan, revolving credit facility, indentures relating to the Company’s senior notes, and AR Facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the 2026 Term Loan and revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all such covenants and leverage ratios at June 30, 2026, and expects that it will remain in compliance with its existing covenants and leverage ratios for the next 12 months.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of its Common Stock. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at June 30, 2026, and December 31, 2025.
The changes in the Company’s shares of Common Stock issued and outstanding are summarized below:

Six Months Ended June 30, 2026
Beginning balance	82.2
Shares issued under employee stock plans	0.4
Shares repurchased	(1.7)
Ending balance	80.9
Share Repurchase Program
The Company has entered and may continue to enter into Rule 10b5-1 plans from time to time to facilitate repurchases of its Common Stock. During the six months ended June 30, 2026, the Company purchased 1.7 shares of its Common Stock at an average price of $263.12 per share for a total cost of $451.8. During the six months ended June 30, 2025, the Company purchased 0.8 shares of its Common Stock at an average price of $246.18 per share for a total cost of $200.0. At June 30, 2026,

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
the Company had outstanding authorization from its Board to purchase up to $378.6 maximum value of shares of Common Stock.
On July 8, 2026, the Board authorized the repurchase of an additional $1,000.0 in the maximum value of the Company’s shares of Common Stock as part of the Company’s ongoing share repurchase program, bringing the total share repurchase authorization to $1,378.6 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to Additional paid-in-capital within the Condensed Consolidated Balance Sheet unless subject to limitation or the balance in Additional paid-in-capital is exhausted. Remaining amounts are recognized as a reduction in Retained earnings within the Company’s Condensed Consolidated Balance Sheet.
Dividends
During each of the three months ended June 30, 2026, and 2025, and each of the six months ended June 30, 2026, and 2025, the Company declared and paid a cash dividend of $0.72 and $1.44, respectively, per share of Common Stock.
On July 9, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $59.0 in the aggregate. The dividend will be paid on September 11, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on August 28, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	69.7	0.4	70.1
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at March 31, 2025	(195.0)	3.4	(191.6)
Current year adjustments	156.6	0.5	157.1
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at June 30, 2025	$(38.4)	$3.8	$(34.6)

Balance at December 31, 2025	$(33.0)	$5.4	$(27.6)
Current year adjustments	(36.0)	0.5	(35.5)
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at March 31, 2026	(69.0)	5.8	(63.2)
Current year adjustments	(39.1)	0.5	(38.6)
Tax effect of adjustments	—	(0.1)	(0.1)
Balance at June 30, 2026	$(108.1)	$6.2	$(101.9)
8.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company has a noncancelable contract with a vendor to purchase supplies inventory pursuant to which the Company is obligated to make expected total future minimum payments of $115.4, including $20.9 for the remainder of 2026, $20.5 in 2027, and $74.0 in 2028.
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
The Company has received various subpoenas and other civil investigative demands related to Medicaid billing. In October 2013, the Company received a Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On October 5, 2018, the Company received a second Civil Investigative Demand from the State of Texas Office of the Attorney General requesting documents related to its billing to Texas Medicaid. The Company cooperated with this request. On January 26, 2021, the Company was notified that a qui tam Petition was pending under seal in the District Court, 250th Judicial District, Travis County, Texas, and that the State of Texas had intervened. On April 14, 2021, the Petition was unsealed. The Petition alleged that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations, and that the Company offered remuneration to Texas healthcare providers in the form of discounted pricing for certain laboratory testing services in exchange for the providers’ referral of Texas Medicaid business to the Company. The Petition sought actual and double damages and civil penalties, as well as recovery of costs, attorney’s fees, and legal expenses. On August 1, 2022, the District Court entered an order granting the Company’s Motion for Partial Summary Judgment with respect to the claim that the Company submitted claims for reimbursement to Texas Medicaid that were higher than permitted under Texas Medicaid’s alleged “best price” regulations. Plaintiffs filed a Notice of Non-Suit and Motion for Entry of Final Judgment and, on November 11, 2022, the court entered a judgment. Plaintiffs filed a Notice of Appeal with respect to the court’s order granting the Company’s Motion for Partial Summary Judgment, referenced above. On December 31, 2024, the Texas Court of Appeals issued a decision reversing the District Court’s order granting the Company’s Motion for Partial Summary Judgment. On February 28, 2025, the Company filed in the Texas Supreme Court a Petition for Review with respect to the Texas Court of Appeals decision. On January 16, 2026, the Texas Supreme Court granted the Petition for Review, and on February 12, 2026, the Texas Supreme Court held oral argument. On June 19, 2026, the Texas Supreme Court reversed the decision of the Texas Court of Appeals and reinstated the District Court’s judgment in favor of the Company.

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
On June 27, 2022, the Company was served with a Subpoena Duces Tecum issued by the DOJ in Boston, Massachusetts requiring the production of documents related to urine drug testing. The Company cooperated with the DOJ. On July 15, 2026, the Company entered into a settlement agreement with the DOJ to resolve the matter.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
9.    FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		June 30, 2026
		Fair Value at	Using Fair Value Hierarchy
		June 30, 2026	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.4	$—	$16.4	$—
Cross currency swaps	Other liabilities	$268.8	$—	$268.8	$—
Interest rate swaps	Other liabilities	$56.9	$—	$56.9	$—
Cash surrender value of life insurance policies	Other assets, net	$106.8	$—	$106.8	$—
Deferred compensation asset	Other assets, net	$64.8	$—	$64.8	$—
Deferred compensation liability	Other liabilities	$164.8	$—	$164.8	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$95.5	$—	$—	$95.5

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		December 31, 2025
		Fair Value at	Using Fair Value Hierarchy
		December 31, 2025	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.9	$—	$16.9	$—
Cross currency swaps	Other liabilities	$274.0	$—	$274.0	$—
Interest rate swaps	Other liabilities	$52.7	$—	$52.7	$—
Cash surrender value of life insurance policies	Other assets, net	$99.6	$—	$99.6	$—
Deferred compensation asset	Other assets, net	$53.1	$—	$53.1	$—
Deferred compensation liability	Other liabilities	$150.5	$—	$150.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$50.0	$—	$—	$50.0

Fair Value Measurement of Level 3 Liabilities:	Contingent Consideration
Balance at December 31, 2025	$50.0
Additions from business acquisitions, excluding measurement period adjustments	89.8
Cash payments	(30.5)
Other adjustments	(13.8)
Balance at June 30, 2026	$95.5	(1)
(1)At June 30, 2026, $38.1 and $57.4 of contingent consideration is included within Accrued expenses and other and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets.
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
The Company measured the fair value of contingent consideration liabilities as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
assessed fair value and adjusted, if necessary. The increases or decreases in the fair value of contingent consideration payable primarily result from changes in the anticipated achievement of specified future performance targets of the acquired businesses. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Condensed Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,425.3 and $4,963.6 at June 30, 2026, and December 31, 2025, respectively. At June 30, 2026, the carrying value of the Company’s 2026 Term Loan, also recorded at amortized cost, was estimated to approximate fair value primarily due to its variable interest rate. The Company’s senior notes and 2026 Term Loan are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing/inputs.
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
The table below provides information regarding the location and amount of pretax (losses) gains of derivatives designated in fair value hedging relationships:

	Amounts Included In Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cross currency swaps	$—	$(155.3)	$5.2	$(148.3)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended June 30,
	2026	2025
Cash paid during the period for:
Interest	$127.5	$170.5
Income taxes, net of refunds	$64.2	$146.7
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(6.5)	$(13.1)
Contingent consideration related to business acquisitions, including measurement period adjustments	$75.7	$24.0

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
11.    BUSINESS SEGMENT INFORMATION
The following table is a summary of segment information for the three and six months ended June 30, 2026, and 2025. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the CODM for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
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

	Three Months Ended June 30, 2026
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$2,900.7	$836.2	$(5.8)	$3,731.1

Operating Earnings:
Labor	1,223.4	313.2
Supplies	625.1	130.8
Shipping costs		121.8
Depreciation	68.1	27.7
Other operating expenses	461.5	100.5
Segment operating income	$522.6	$142.2		$664.8
General corporate and unallocated expenses				(130.0)
Amortization of intangibles and other assets				(78.1)
Restructuring and other charges				(5.1)
Total Operating income				451.6
Other (expense) income:
Interest expense				(61.1)
Investment income				5.6
Equity method loss, net				(6.2)
Other, net				(3.5)
Earnings from operations before income taxes				$386.4

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended June 30, 2025
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$2,748.8	$784.8	$(6.3)	$3,527.3

Operating Earnings:
Labor	1,155.1	302.3
Supplies	591.3	130.8
Shipping costs		98.2
Depreciation	65.4	29.0
Other operating expenses	454.2	101.2
Segment operating income	$482.8	$123.3		$606.1
General corporate and unallocated expenses				(139.2)
Amortization of intangibles and other assets				(68.3)
Restructuring and other charges				(4.1)
Total Operating income				394.5
Other (expense) income:
Interest expense				(57.1)
Investment income				1.7
Equity method loss, net				(1.7)
Other, net				(32.7)
Earnings from operations before income taxes				$304.7

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Six Months Ended June 30, 2026
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$5,662.8	$1,616.8	$(10.9)	$7,268.7

Operating Earnings:
Labor	2,411.5	622.5
Supplies	1,238.6	252.3
Shipping costs		232.6
Depreciation	131.9	56.3
Other operating expenses	899.5	190.2
Segment operating income	$981.3	$262.9		$1,244.2
General corporate and unallocated expenses				(246.6)
Amortization of intangibles and other assets				(153.7)
Restructuring and other charges				(11.5)
Total Operating income				832.4
Other (expense) income:
Interest expense				(116.2)
Investment income				17.8
Equity method loss, net				(11.3)
Other, net				(16.6)
Earnings from operations before income taxes				$706.1

	Six Months Ended June 30, 2025
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$5,378.4	$1,506.1	$(12.1)	$6,872.4

Operating Earnings:
Labor	2,278.7	592.0
Supplies	1,177.9	241.9
Shipping costs		193.2
Depreciation	127.1	57.6
Other operating expenses	884.4	191.2
Segment operating income	$910.3	$230.2		$1,140.5
General corporate and unallocated expenses				(271.6)
Amortization of intangibles and other assets				(137.9)
Restructuring and other charges				(10.5)
Total Operating income				720.5
Other (expense) income:
Interest expense				(113.1)
Investment income				8.2
Equity method loss, net				(2.0)
Other, net				(33.7)
Earnings from operations before income taxes				$579.9

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
GENERAL (dollars in millions)
For the three months ended June 30, 2026, the Company’s revenues were $3,731.1, an increase of 5.8% from $3,527.3 for the corresponding period in 2025. The 5.8% increase for the three months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily due to organic revenue of 4.2%, acquisitions, net of divestitures, of 1.2%, and favorable foreign currency translation of 0.4%.
For the six months ended June 30, 2026, the Company’s revenues were $7,268.7, an increase of 5.8% from $6,872.4 for the corresponding period in 2025. The 5.8% increase for the six months ended June 30, 2026, as compared to the corresponding period in 2025, was due to organic revenue of 3.6%, acquisitions, net of divestitures, of 1.3%, and favorable foreign currency translation of 0.9%.
The Company defines organic revenue and organic growth as the increase in revenues excluding the year-over-year impact of acquisitions, divestitures, and currency, as well as other strategic actions taken in ED. The impacts relating to acquisitions, divestitures, and other strategic actions are considered for a 12-month period following the closing of each transaction.
On July 4, 2025, the U.S. government enacted the OBBBA, which included provisions addressing regulations and federal funding affecting healthcare. These provisions include, but are not limited to, changes to Medicaid and the Affordable Care Act, and could lead to revised regulatory requirements and reduced federal funding. As a result of these changes, the Company could experience a decline in utilization of its diagnostics testing services due to a reduction in overall insurance coverage, which may cause the Company’s revenue to decrease. However, the Company currently believes any such reduction would not likely have a material impact on its results of operations in future periods. The potential impacts described above represent the Company’s assessment at this time, and the Company will continue to evaluate the impact of the OBBBA on its business and operations as the legislation’s provisions continue to become effective through 2028.
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance.
Revenues

	Three Months Ended June 30,
	2026	2025	Change
Dx	$2,900.7	$2,748.8	5.5%
BLS	836.2	784.8	6.5%
Intercompany eliminations and other	(5.8)	(6.3)	(11.5)%
Total	$3,731.1	$3,527.3	5.8%
Dx revenues for the three months ended June 30, 2026, were $2,900.7, an increase of 5.5% over $2,748.8 in the second quarter of 2025. The increase was primarily due to organic revenue of 3.6% and acquisitions, net of divestitures, of 1.9%.
Dx total volume, measured by requisitions, increased by 3.0% as organic volume increased by 1.8% and acquisition volume, net of divestitures, contributed 1.3%. Price/mix increased by 2.5% due to organic growth of 1.8% and acquisitions, net of divestitures, of 0.6%.
BLS revenues for the three months ended June 30, 2026, were $836.2, an increase of 6.5% over $784.8 in the second quarter of 2025. The increase was due to organic growth of 6.2% and favorable foreign currency translation of 1.8%, partially offset by an unfavorable impact related to strategic actions undertaken in ED of 1.4%.

Cost of Revenues

	Three Months Ended June 30,
	2026	2025	Change
Cost of revenues	$2,619.1	$2,481.1	5.6%
Cost of revenues as a percentage of revenues	70.2%	70.3%
Cost of revenues increased 5.6% during the three months ended June 30, 2026, as compared with the corresponding period in 2025. Cost of revenues as a percentage of revenues during the three months ended June 30, 2026, decreased to 70.2% as compared to 70.3% in the corresponding period in 2025. This decrease was primarily due to organic growth and operating efficiencies, partially offset by increased personnel costs.
Selling, General, and Administrative Expenses

	Three Months Ended June 30,
	2026	2025	Change
SG&A	$577.2	$579.3	(0.3)%
SG&A as a percentage of revenues	15.5%	16.4%
SG&A as a percentage of revenues were 15.5% and 16.4% during the three months ended June 30, 2026, and 2025, respectively. The decrease was primarily due to revenue growth.
Amortization of Intangibles and Other Assets

	Three Months Ended June 30,
	2026	2025	Change
Amortization of intangibles and other assets	$78.1	$68.3	14.3%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2025.
Restructuring and Other Charges

	Three Months Ended June 30,
	2026	2025	Change
Restructuring and other charges	$5.1	$4.1	21.2%
During the three months ended June 30, 2026, the Company recorded net restructuring and other charges of $5.1. The charges were comprised of $5.2 related to severance and other personnel costs, $1.7 in facility-related costs, and $0.1 in contract termination costs. The charges were adjusted by the reversal of previously established liabilities of $1.8 in unused facility-related costs and $0.1 in unused severance and other personnel costs.
During the three months ended June 30, 2025, the Company recorded net restructuring and other charges of $4.1. The charges were comprised of $15.1 in contract termination costs, $9.4 related to severance and other personnel costs, and $7.3 in facility-related costs. The charges were adjusted by the reversal of previously established liabilities of $26.4 in unused facility-related costs and $1.3 in unused severance and other personnel costs.
Interest Expense

	Three Months Ended June 30,
	2026	2025	Change
Interest expense	$61.1	$57.1	6.9%
For the three months ended June 30, 2026, interest expense increased 6.9%, as compared with the corresponding period in 2025. The increase was primarily due to a higher average amount of total debt outstanding during the three months ended June 30, 2026, when compared to the three months ended June 30, 2025.
Equity Method Loss, Net

	Three Months Ended June 30,
	2026	2025	Change
Equity method loss, net	$(6.2)	$(1.7)	259.6%
 Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in Equity method loss, net for the three months ended June 30, 2026, as compared with the corresponding period in 2025, was primarily due to the loss recognized from the SYNLAB investment.

Other, Net

	Three Months Ended June 30,
	2026	2025	Change
Other, net	$(3.5)	$(32.7)	(88.9)%
The change in Other, net was primarily due to a decrease in investment losses recorded during the three months ended June 30, 2026, as compared to the corresponding period of 2025.
Provision for Income Taxes

	Three Months Ended June 30,
	2026	2025
Provision for income taxes	$87.3	$66.4
Provision for income taxes as a percentage of earnings from operations before income taxes	22.6%	21.8%
The increase in the effective tax rate for the three months ended June 30, 2026, as compared with the corresponding period in 2025, was primarily attributable to the jurisdictional mix of earnings.
Operating Results by Segment

	Three Months Ended June 30,
	2026	2025	Change
Dx segment operating income	$522.6	$482.8	8.2%
Dx segment operating margin	18.0%	17.6%	0.5%	(1)
BLS segment operating income	142.2	123.3	15.3%
BLS segment operating margin	17.0%	15.7%	1.3%
Segment operating income	664.8	606.1	9.7%
General corporate and unallocated expenses	(130.0)	(139.2)	(6.6)%
Amortization of intangibles and other assets	(78.1)	(68.3)	14.3%
Restructuring and other charges	(5.1)	(4.1)	21.2%
Total Operating income	$451.6	$394.5	14.5%
(1)Amount does not cross-foot due to rounding.
Dx segment operating income was $522.6 for the three months ended June 30, 2026, an increase of $39.8 over operating income of $482.8 in the corresponding period of 2025, and Dx segment operating margin increased approximately 50 basis points year-over-year. The increase in operating income and operating margin was due to organic growth and operating efficiencies.
BLS segment operating income was $142.2 for the three months ended June 30, 2026, an increase of $18.9 over operating income of $123.3 in the corresponding period of 2025, and BLS segment operating margin increased approximately 130 basis points year-over-year. The increase in operating income and operating margin was primarily due to organic growth in the Central Laboratory business and operating efficiencies from the strategic actions taken in ED.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $130.0 for the three months ended June 30, 2026, a decrease of $9.2 compared to general corporate and unallocated expenses of $139.2 in the corresponding period of 2025, primarily due to lower LaunchPad costs and other expenses, partially offset by higher acquisition and disposition-related costs.
Revenues

	Six Months Ended June 30,
	2026	2025	Change
Dx	$5,662.8	$5,378.4	5.3%
BLS	1,616.8	1,506.1	7.3%
Intercompany eliminations and other	(10.9)	(12.1)	(11.2)%
Total	$7,268.7	$6,872.4	5.8%
Dx revenues for the six months ended June 30, 2026, were $5,662.8, an increase of 5.3% over $5,378.4 during the six months ended June 30, 2025. The increase was due to organic revenue of 3.2%, acquisitions, net of divestitures, of 2.0%, and favorable foreign currency translation of 0.1%.

Dx total volume, measured by requisitions, increased by 2.8% as organic volume increased by 1.4% and acquisition volume, net of divestitures, contributed 1.3%. Price/mix increased by 2.5% due to organic growth of 1.8%, acquisitions, net of divestitures, of 0.6%, and favorable foreign currency translation of 0.1%.
BLS revenues for the six months ended June 30, 2026, were $1,616.8, an increase of 7.3% over $1,506.1 during the six months ended June 30, 2025. The increase was due to organic growth of 5.0% and favorable foreign currency translation of 3.6%, partially offset by an unfavorable impact related to strategic actions undertaken in ED of 1.2%.
Cost of Revenues

	Six Months Ended June 30,
	2026	2025	Change
Cost of revenues	$5,142.9	$4,878.2	5.4%
Cost of revenues as a % of revenues	70.8%	71.0%
Cost of revenues increased 5.4% during the six months ended June 30, 2026, as compared with the corresponding period in 2025. Cost of revenues as a percentage of revenues during the six months ended June 30, 2026, decreased to 70.8% as compared to 71.0% in the corresponding period in 2025. This decrease was primarily due to organic growth and operating efficiencies, partially offset by increased personnel costs.
Selling, General, and Administrative Expenses

	Six Months Ended June 30,
	2026	2025	Change
SG&A	$1,128.2	$1,125.3	0.3%
SG&A as a % of revenues	15.5%	16.4%
SG&A as a percentage of revenues were 15.5% and 16.4% during the six months ended June 30, 2026, and 2025, respectively. The decrease was primarily due to revenue growth.
Amortization of Intangibles and Other Assets

	Six Months Ended June 30,
	2026	2025	Change
Amortization of intangibles and other assets	$153.7	$137.9	11.4%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to June 30, 2025.
Restructuring and Other Charges

	Six Months Ended June 30,
	2026	2025	Change
Restructuring and other charges	$11.5	$10.5	10.5%
During the six months ended June 30, 2026, the Company recorded net restructuring and other charges of $11.5. The charges were comprised of $19.8 related to severance and other personnel costs, $3.3 in facility-related costs, and $0.1 in contract termination costs. The charges were adjusted by the reversal of a previously established liability of $8.4 in unused facility-related costs, $3.1 in unused contract termination costs, and $0.2 in unused severance and other personnel costs.
During the six months ended June 30, 2025, the Company recorded net restructuring and other charges of $10.5. The charges were comprised of $17.0 related to severance and other personnel costs, $15.1 in contract termination costs, and $7.3 in facility-related costs. The charges were adjusted by the reversal of a previously established liability of $27.5 in unused facility-related costs and $1.4 in unused severance and other personnel costs.
Interest Expense

	Six Months Ended June 30,
	2026	2025	Change
Interest expense	$116.2	$113.1	2.7%
For the six months ended June 30, 2026, interest expense increased 2.7%, as compared with the corresponding period in 2025. The increase was primarily due to a higher average amount of total debt outstanding during the six months ended June 30, 2026, when compared to the six months ended June 30, 2025.

Equity Method Loss, Net

	Six Months Ended June 30,
	2026	2025	Change
Equity method loss, net	$(11.3)	$(2.0)	475.0%
Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in Equity method loss, net for the six months ended June 30, 2026, as compared with the corresponding period in 2025, was primarily due to the loss recognized from the SYNLAB investment.
Other, net

	Six Months Ended June 30,
	2026	2025	Change
Other, net	$(16.6)	$(33.7)	(50.7)%
 The change in Other, net for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to investment losses of $8.6 recorded during the six months ended June 30, 2026, compared to investment losses of $34.7 for the corresponding period of 2025. In addition, there were foreign currency transaction losses of $7.5 recognized for the six months ended June 30, 2026, as compared to losses of $3.1 for the corresponding period of 2025. As the TSA between Fortrea and LCAH expired on June 30, 2025, there were no fees charged to Fortrea for the six months ended June 30, 2026, as compared to $3.8 in the corresponding period in 2025.
Provision for Income Taxes

	Six Months Ended June 30,
	2026	2025
Provision for income taxes	$129.0	$128.6
Provision for income taxes as a percentage of earnings from operations before income taxes	18.3%	22.2%
The decrease in the effective tax rate for the six months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily attributable to discrete benefits recognized from the tax restructuring of certain foreign entities.
Operating Income by Segment

	Six Months Ended June 30,
	2026	2025	Change
Dx segment operating income	$981.3	$910.3	7.8%
Dx segment operating margin	17.3%	16.9%	0.4%
BLS segment operating income	262.9	230.2	14.2%
BLS segment operating margin	16.3%	15.3%	1.0%
Segment operating income	1,244.2	1,140.5	9.1%
General corporate and unallocated expenses	(246.6)	(271.6)	(9.2)%
Amortization of intangibles and other assets	(153.7)	(137.9)	11.4%
Restructuring and other charges	(11.5)	(10.5)	10.5%
Total Operating income	$832.4	$720.5	15.5%
Dx segment operating income was $981.3 for the six months ended June 30, 2026, an increase of $71.0 over operating income of $910.3 in the corresponding period of 2025, and Dx segment operating margin increased approximately 40 basis points year-over-year. The increase in operating margin was primarily due to organic growth and operating efficiencies.
BLS segment operating income was $262.9 for the six months ended June 30, 2026, an increase of $32.7 over operating income of $230.2 in the corresponding period of 2025, and BLS segment operating margin increased approximately 100 basis points year-over-year. The increase in operating margin was primarily due to organic growth in the Central Laboratory business and operating efficiencies from the strategic actions taken in ED.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $246.6 for the six months ended June 30, 2026, a decrease of $25.0 compared to general corporate and unallocated expenses of $271.6 in the corresponding period of 2025, primarily due to lower acquisition and disposition-related costs and LaunchPad costs.

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
In summary the Company’s cash flows were as follows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$637.0	$639.1
Net cash used for investing activities	(688.3)	(430.1)
Net cash used for financing activities	(339.4)	(1,107.1)
Effect of exchange rate on changes in Cash and cash equivalents	0.2	26.7
Net decrease in Cash and cash equivalents	$(390.5)	$(871.4)
Cash and cash equivalents at June 30, 2026, and 2025, totaled $141.8 and $647.3, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, and other money market investments, which have original maturities of three months or less.
In addition to Cash and cash equivalents, at June 30, 2026, the Company had $1,000.0 of available borrowings under its revolving credit facility, which, as amended on June 27, 2025, expires in 2030.
Cash Flows from Operating Activities
During the six months ended June 30, 2026, the Company’s operations provided $637.0 of cash as compared to $639.1 during the same period in 2025. The $2.1 decrease in net cash provided by operations during the six months ended June 30, 2026, as compared with the corresponding 2025 period, was primarily due to changes in net working capital, partially offset by higher cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the six months ended June 30, 2026, was $688.3 as compared to $430.1 for the six months ended June 30, 2025. The increase in cash used for investing activities for the six months ended June 30, 2026, as compared to the corresponding period in 2025, was primarily due to increased business acquisitions and capital expenditures, partially offset by a decrease in the purchase of equity affiliates and other investments.
Capital expenditures were $252.6 and $203.9 for the six months ended June 30, 2026, and 2025, respectively. Capital expenditures for the six months ended June 30, 2026, were 3.5% of Revenues, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, implement advanced technology, and further acquisition integration activities.
Cash Flows from Financing Activities
Net cash used for financing activities for the six months ended June 30, 2026, was $339.4 as compared to $1,107.1 for the six months ended June 30, 2025. The decrease in cash flows used for financing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to increased proceeds from the 2026 Term Loan of $750.0, decreased payments on senior notes of $500.0, increased Common Stock repurchases of $251.8, and decreased proceeds, net of repayments, from the Company’s AR Facility of $200.0.
On January 28, 2026, the Company further amended its AR Facility. Among other things, this amendment extended the scheduled termination date to January 26, 2029.
On March 20, 2026, the Company entered into the $750.0 2026 Term Loan that will mature on March 20, 2028. On June 1, 2026, the net proceeds of the 2026 Term Loan were used to redeem the Company’s outstanding 1.55% senior notes due 2026 and, to the extent not used for such purpose, were made available for other general corporate uses. The principal balance of the 2026 Term Loan bears interest at a floating per annum rate equal to, at the Company’s election, either (i) a SOFR-based rate plus a margin of 0.700% or (ii) a base rate plus a margin of 0.0%.
Under the Company’s 2026 Term Loan, revolving credit facility, indentures relating to the Company’s senior notes, and AR Facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the 2026 Term Loan and revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants at June 30, 2026, and expects that it will remain in compliance with its existing debt covenants for the next 12 months.
At June 30, 2026, the Company had outstanding authorization from its Board to purchase up to $378.6 maximum value of Common Stock. On July 8, 2026, the Board authorized the repurchase of an additional $1,000.0 in the maximum value of the Company’s shares of Common Stock as part of the Company’s ongoing share repurchase program, bringing the total share repurchase authorization to $1,378.6 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
For the six months ended June 30, 2026, the Company paid $119.9 in Common Stock dividends. On July 9, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $59.0 in the aggregate. The dividend will be paid on September 11, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on August 28, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
Guarantor Information
In 2024, the Company, LCAH and U.S. Bank Trust Company, National Association (the Trustee) entered into a seventeenth supplemental indenture (the Seventeenth Supplemental Indenture) to the indenture, dated as of November 19, 2010, between LCAH and the Trustee (2010 Indenture). In addition, the Company, LCAH and the Trustee entered into the 2024 Indenture on September 23, 2024 (the 2024 Indenture, together with the 2010 Indenture, the Indentures). The Seventeenth Supplemental Indenture, among other things, provides for the full and unconditional guarantee by the Company of LCAH’s obligations under the 2010 Indenture, and each series of senior notes issued and outstanding thereunder, and the 2024 Indenture provides for the full and unconditional guarantee by the Company of LCAH’s obligations, and each series of senior notes issued and outstanding, thereunder (collectively, the Labcorp Holdings Guarantees). Also, the Indentures permit the Company to satisfy LCAH’s reporting obligations so long as the Labcorp Holdings Guarantees remain in place and the Company’s Condensed Consolidated Financial Statements and other information comply with the requirements of Rule 3-10 of Regulation S-X.
At June 30, 2026, there was $2,593.1 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for LCAH because the assets, liabilities, and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Condensed Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Credit Ratings
The investment grade credit ratings from Moody’s and S&P Global Ratings contribute to the Company’s ability to access capital markets.
Off-balance Sheet Arrangements
The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the Company’s Condensed Consolidated Financial Statements.
The Company has a noncancelable contract with a vendor to purchase supplies inventory pursuant to which the Company is obligated to make expected total future minimum payments of $115.4, including $20.9 for the remainder of 2026, $20.5 in 2027, and $74.0 in 2028.
Other Commercial Commitments
The Company has debt instruments outstanding. At June 30, 2026, the Company had total future payments of $5,894.0, with $0.9 payable within 12 months.
The Company has leases for PSCs, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At June 30, 2026, the Company had total future lease payments for short-term and long-term leases of $1,098.9, with payments of $226.5 due within 12 months.
On June 28, 2026, the Company entered into an agreement to acquire select assets of an outreach laboratory services business for a purchase price of approximately $155.0. The transaction is anticipated to close in the third quarter of 2026, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
At June 30, 2026, the Company had provided letters of credit aggregating approximately $107.4, primarily in connection with certain insurance programs which are renewed annually.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollar amounts in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates the exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes, from time to time, the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps, and interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange Rates
Approximately 13.9% and 13.4% of the Company’s revenues for the six months ended June 30, 2026, and 2025, respectively, were denominated in currencies other than the USD. The Company’s Condensed Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for the purpose of reporting the Company’s consolidated financial results. During the six months ended June 30, 2026 and the year ended December 31, 2025, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro, and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the six months ended June 30, 2026, by approximately $17.1. Accumulated currency translation adjustments recorded as a separate component of Shareholders’ equity were $(39.1) and $156.6 for the quarter ended June 30, 2026, and 2025, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months, and in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At June 30, 2026, the Company had 10 open foreign exchange forward contracts with various amounts maturing monthly through July 2026 with a notional value totaling approximately $424.1. At December 31, 2025, the Company had eight open foreign exchange forward contracts with various amounts maturing monthly through January 2026 with a notional value totaling approximately $238.0.
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
Borrowings under the Company’s 2026 Term Loan, revolving credit facility, and AR Facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. At June 30, 2026, the Company had $750.0 and $550.0 of variable rate debt outstanding under its 2026 Term Loan and AR Facility, respectively. Each quarter-point increase or decrease in the variable rate would result in the Company’s interest expense changing by approximately $3.3 per year for the Company’s debt currently outstanding under its 2026 Term Loan and AR Facility.
To hedge against changes in the fair value portion of the Company’s long-term debt, the Company is party to fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates currently based on the compounded SOFR, plus 1.33%.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at June 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors that appear in Part I. Item 1A of the Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (dollars and shares in millions, except per share data)
During the three months ended June 30, 2026, the Company repurchased the following shares of its Common Stock:

	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Repurchased Under the Program
April 1 - April 30	0.3	$267.94	0.3	$655.9
May 1 - May 31	0.6	$256.19	0.6	$503.6
June 1 - June 30	0.4	$260.85	0.4	$378.6
	1.3	$260.30	1.3
At June 30, 2026, the Company had outstanding authorization from its Board to purchase up to $378.6 maximum value of shares of Common Stock. On July 8, 2026, the Board authorized the repurchase of an additional $1,000.0 in the maximum value of the Company’s shares of Common Stock as part of the Company’s ongoing share repurchase program, bringing the total share repurchase authorization to $1,378.6 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended June 30, 2026, none of the Company’s directors or officers informed it of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Agreement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Agreement		Expiration Date
Jonathan C. Meltzer	May 7, 2026	Rule 10b5-1 Trading Arrangement	(1,178)	(1)	December 31, 2027	(2)
Executive Vice President, Chief Operations Officer
Kerrii B. Anderson	May 18, 2026	Rule 10b5-1 Trading Arrangement	(3,000)		August 10, 2027	(2)
Director
(1)The figure presented represents the shares to be sold on the vesting of equity awards and may vary subject to the achievement of certain performance conditions and/or shares to be withheld for tax purposes.
(2)This trading arrangement permits transactions through the completion of all sales on the respective order entry date.

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
Dated: August 5, 2026