Form 10-Q
period 2026-09-30
LABCORP HOLDINGS INC.
filed 2026-10-30
CIK 920148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 29, 2026, there were 81.2 million shares of the registrant’s common stock, $0.10 par value, outstanding.

Part II. Other Information

COMMONLY USED ABBREVIATIONS

The abbreviations listed below may be commonly used in this report.

4Kscore® Test	FDA-approved blood test for prostate cancer
AMCA	American Medical Collection Agency
Annual Report	Annual Report on Form 10-K for the fiscal year ended December 31, 2025
AR Facility	accounts receivable securitization facility
ASU	Accounting Standards Update
BioReference Health	BioReference Health, LLC
BLS	Biopharma Laboratory Services
Board	board of directors of Labcorp Holdings Inc.
CODM	chief operating decision maker
Common Stock	common stock, par value $0.10 per share
CRO	contract research organization
DCP	deferred compensation plan
Dx	Diagnostics Laboratories
ED	Early Development Research Laboratories
EPS	earnings per share
ERP	enterprise resource planning
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
Fortrea	Fortrea Holdings Inc.
GAAP	U.S. generally accepted accounting principles
LCAH	Laboratory Corporation of America Holdings
MCO	managed care organization
N/A	not applicable
OBBBA	One Big Beautiful Bill Act
OCR	U.S. Office for Civil Rights
OPKO	OPKO Health, Inc.
PSC	patient service center
S&P	Standard & Poor’s
SEC	U.S. Securities and Exchange Commission
SG&A	selling, general, and administrative expenses
SOFR	secured overnight financing rate
Spin-off	June 2023 spin-off of Fortrea
SPV	special purpose vehicle
2026 Term Loan	term loan credit agreement entered into on March 20, 2026
TSA	transition services agreement with Fortrea
U.K.	United Kingdom
U.S.	United States of America
USD	U.S. Dollar

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Millions)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$261.8	$532.3
Accounts receivable, net	2,412.9	2,103.8
Unbilled services, net	145.8	156.9
Supplies inventory	538.4	534.7
Prepaid expenses and other	607.3	692.8
Total current assets	3,966.2	4,020.5
Property, plant, and equipment, net	3,142.7	3,081.5
Goodwill, net	7,177.0	6,789.5
Intangible assets, net	3,717.0	3,596.0
Joint venture partnerships and equity method investments	128.3	153.9
Other assets, net	793.4	751.3
Total assets	$18,924.6	$18,392.7
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738.0	$840.8
Accrued expenses and other	890.1	847.8
Unearned revenue	402.6	439.1
Short-term operating lease liabilities	182.5	191.1
Short-term finance lease liabilities	5.2	4.6
Short-term borrowings and current portion of long-term debt	601.2	500.1
Total current liabilities	2,819.6	2,823.5
Long-term debt	5,250.7	5,084.6
Operating lease liabilities	675.2	682.6
Finance lease liabilities	61.1	63.0
Deferred income taxes and other tax liabilities	528.5	454.5
Other liabilities	725.6	647.8
Total liabilities	10,060.7	9,756.0
Commitments and contingent liabilities
Noncontrolling interest	16.1	16.9
Shareholders’ equity:
Common stock, 81.2 and 82.2 shares outstanding at September 30, 2026, and December 31, 2025, respectively	7.3	7.5
Additional paid-in capital	78.7	—
Retained earnings	8,905.2	8,639.9
Accumulated other comprehensive loss	(143.4)	(27.6)
Total shareholders’ equity	8,847.8	8,619.8
Total liabilities and shareholders’ equity	$18,924.6	$18,392.7
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$3,810.0	$3,563.5	$11,078.7	$10,435.9
Cost of revenues	2,701.9	2,538.4	7,844.8	7,416.6
Gross profit	1,108.1	1,025.1	3,233.9	3,019.3
Selling, general, and administrative expenses	611.4	553.1	1,739.6	1,678.4
Amortization of intangibles and other assets	78.7	69.5	232.4	207.4
Restructuring and other charges	15.9	5.9	27.4	16.4
Operating income	402.1	396.6	1,234.5	1,117.1
Other (expense) income:
Interest expense	(59.1)	(56.0)	(175.3)	(169.1)
Investment income	1.4	3.5	19.2	11.7
Equity method loss, net	(11.0)	(5.2)	(22.3)	(7.2)
Other, net	(5.4)	(1.9)	(22.0)	(35.6)
Earnings from operations before income taxes	328.0	337.0	1,034.1	916.9
Provision for income taxes	64.9	75.5	193.9	204.1
Net earnings	263.1	261.5	840.2	712.8
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(0.9)	(1.0)
Net earnings attributable to Labcorp Holdings Inc.	$262.8	$261.1	$839.3	$711.8

Earnings per share:
Basic earnings per share	$3.24	$3.14	$10.27	$8.54
Diluted earnings per share	$3.22	$3.12	$10.22	$8.48
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(In Millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$263.1	$261.5	$840.2	$712.8
Foreign currency translation adjustments	(41.8)	(7.8)	(116.9)	218.5
Net benefit plan adjustments	0.4	0.6	1.4	1.5
Other comprehensive (loss) earnings before tax	(41.4)	(7.2)	(115.5)	220.0
Provision for income tax related to items of comprehensive earnings	(0.1)	(0.2)	(0.3)	(0.4)
Other comprehensive (loss) earnings, net of tax	(41.5)	(7.4)	(115.8)	219.6
Comprehensive earnings	221.6	254.1	724.4	932.4
Less: Net earnings attributable to the noncontrolling interest	(0.3)	(0.4)	(0.9)	(1.0)
Comprehensive earnings attributable to Labcorp Holdings Inc.	$221.3	$253.7	$723.5	$931.4
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Millions)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
BALANCE AT DECEMBER 31, 2024	$7.6	$2.8	$8,303.4	$(261.6)	$8,052.2
Net earnings attributable to Labcorp Holdings Inc.	—	—	212.8	—	212.8
Other comprehensive earnings, net of tax	—	—	—	70.0	70.0
Dividends declared	—	—	(60.6)	—	(60.6)
Issuance of common stock under employee stock plans	—	25.7	—	—	25.7
Net share settlement tax payments from issuance of stock to employees	—	(25.5)	—	—	(25.5)
Stock compensation	—	32.8	—	—	32.8
BALANCE AT MARCH 31, 2025	7.6	35.8	8,455.6	(191.6)	8,307.4
Net earnings attributable to Labcorp Holdings Inc.	—	—	237.9	—	237.9
Other comprehensive earnings, net of tax	—	—	—	157.0	157.0
Dividends declared	—	—	(60.2)	—	(60.2)
Net share settlement tax payments from issuance of stock to employees	—	(3.5)	—	—	(3.5)
Stock compensation	—	34.1	—	—	34.1
Purchase of common stock	(0.1)	(64.6)	(135.3)	—	(200.0)
BALANCE AT JUNE 30, 2025	7.5	1.8	8,498.0	(34.6)	8,472.7
Net earnings attributable to Labcorp Holdings Inc.	—	—	261.1	—	261.1
Other comprehensive loss, net of tax	—	—	—	(7.4)	(7.4)
Dividends declared	—	—	(60.7)	—	(60.7)
Issuance of common stock under employee stock plans	—	28.6	—	—	28.6
Net share settlement tax payments from issuance of stock to employees	—	(1.6)	—	—	(1.6)
Stock compensation	—	29.2	—	—	29.2
Purchase of common stock	—	(25.0)	—	—	(25.0)
BALANCE AT SEPTEMBER 30, 2025	$7.5	$33.0	$8,698.4	$(42.0)	$8,696.9

BALANCE AT DECEMBER 31, 2025	$7.5	$—	$8,639.9	$(27.6)	$8,619.8
Net earnings attributable to Labcorp Holdings Inc.	—	—	277.8	—	277.8
Other comprehensive loss, net of tax	—	—	—	(35.6)	(35.6)
Dividends declared	—	—	(60.2)	—	(60.2)
Issuance of common stock under employee stock plans	—	32.9	—	—	32.9
Net share settlement tax payments from issuance of stock to employees	—	(39.8)	—	—	(39.8)
Stock compensation	—	31.7	—	—	31.7
Purchase of common stock	(0.1)	(24.8)	(73.1)	—	(98.0)
BALANCE AT MARCH 31, 2026	7.4	—	8,784.4	(63.2)	8,728.6
Net earnings attributable to Labcorp Holdings Inc.	—	—	298.7	—	298.7
Other comprehensive loss, net of tax	—	—	—	(38.7)	(38.7)
Dividends declared	—	—	(58.4)	—	(58.4)
Issuance of common stock under employee stock plans	—	1.8	—	—	1.8
Net share settlement tax payments from issuance of stock to employees	—	(6.3)	—	—	(6.3)
Stock compensation	—	34.9	—	—	34.9
Purchase of common stock	(0.1)	(30.4)	(323.3)	—	(353.8)
BALANCE AT JUNE 30, 2026	7.3	—	8,701.4	(101.9)	8,606.8
Net earnings attributable to Labcorp Holdings Inc.	—	—	262.8	—	262.8
Other comprehensive loss, net of tax	—	—	—	(41.5)	(41.5)
Dividends declared	—	—	(59.0)	—	(59.0)
Issuance of common stock under employee stock plans	—	49.5	—	—	49.5
Net share settlement tax payments from issuance of stock to employees	—	(1.6)	—	—	(1.6)
Stock compensation	—	30.8	—	—	30.8
BALANCE AT SEPTEMBER 30, 2026	$7.3	$78.7	$8,905.2	$(143.4)	$8,847.8
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$840.2	$712.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	535.3	508.1
Stock compensation	97.4	96.1
Operating lease right-of-use asset expense	145.1	149.1
Deferred income taxes	50.8	76.4
Other, net	46.6	52.4
Change in assets and liabilities (net of effects of acquisitions and divestitures):
Increase in accounts receivable	(317.3)	(130.4)
Decrease in unbilled services	11.9	3.9
Increase in supplies inventory	(4.4)	(17.9)
Decrease in prepaid expenses and other	31.5	15.8
Decrease in accounts payable	(92.4)	(204.4)
Decrease in unearned revenue	(39.5)	(12.6)
Decrease in accrued expenses and other	(104.4)	(223.0)
Net cash provided by operating activities	1,200.8	1,026.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(404.2)	(310.6)
Purchase of equity affiliates or other investments	(34.6)	(179.9)
Acquisition of businesses, net of cash acquired	(683.4)	(324.0)
Other, net	0.2	10.4
Net cash used for investing activities	(1,122.0)	(804.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	750.0	—
Payments on senior notes	(500.0)	(1,000.0)
Proceeds from revolving credit facilities	—	64.8
Payments on revolving credit facilities	—	(64.8)
Proceeds from accounts receivable securitization	401.3	225.0
Payments on accounts receivable securitization	(370.3)	—
Net share settlement tax payments from issuance of stock to employees	(47.7)	(30.6)
Net proceeds from issuance of stock to employees	84.2	54.3
Dividends paid	(178.1)	(181.4)
Purchase of common stock	(451.8)	(225.0)
Other, net	(37.0)	(8.9)
Net cash used for financing activities	(349.4)	(1,166.6)
Effect of exchange rate on changes in Cash and cash equivalents	0.1	23.8
Net decrease in Cash and cash equivalents	(270.5)	(920.6)
Cash and cash equivalents at beginning of period	532.3	1,518.7
Cash and cash equivalents at end of period	$261.8	$598.1
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
The Company reports its business in two segments, Diagnostics Laboratories and Biopharma Laboratory Services. During the three months ended September 30, 2026, and 2025, Dx and BLS contributed approximately 77% and 23%, respectively, and 78% and 22%, respectively, of Revenues to the Company. During each of the nine months ended September 30, 2026, and 2025, Dx and BLS contributed approximately 78% and 22%, respectively, of Revenues to the Company.
The accompanying Condensed Consolidated Financial Statements of the Company are unaudited. In the opinion of management, all adjustments necessary for a fair statement of results of operations, cash flows, and financial position have been made. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. Interim results are not necessarily indicative of results for a full year. The balance sheet at December 31, 2025 presented herein, was derived from the Company’s annual audited Consolidated Financial Statements but does not include all disclosures required by GAAP, which are contained within the Annual Report.
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
These Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries for which it exercises control. Long-term investments in affiliated companies in which the Company exercises significant influence, but which it does not control, are accounted for using the equity method. The Company also has investments in other companies or investment funds that develop technology relating to the Company’s operations. Investments in which the Company does not exercise significant influence (generally, when the Company has an investment of less than 20% and no representation on the investee’s board of directors) are accounted for at fair value, or at cost minus impairment adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer for those investments that do not have readily determinable fair values. The carrying values of investments without readily determinable fair values were $226.3 and $201.9 at September 30, 2026 and December 31, 2025, respectively, and are included within Other assets, net in the Company’s Condensed Consolidated Balance Sheets.
All significant intercompany transactions and accounts have been eliminated. The Company does not have any significant variable interest entities or special purpose entities whose financial results are not included in these Condensed Consolidated Financial Statements.
Certain amounts in the prior year’s Condensed Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows, and Note 11 Business Segment Information have been reclassified to conform to the current year presentation. These reclassifications had no impact on previously reported Net earnings attributable to LHI, Basic and Diluted EPS, Net cash provided by operating activities, Net cash used for investing activities, or Net decrease in Cash and cash equivalents.
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

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

2.    REVENUES
The Company’s Revenues by segment and by payer group were as follows:

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Dx:
Clients	23%	—%	—%	23%	23%	—%	—%	23%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	36%	—%	—%	36%	37%	—%	—%	37%
Total Dx revenues	77%	—%	—%	77%	78%	—%	—%	78%

BLS:
Pharmaceutical, biotechnology, medical device, diagnostic companies, and CROs	9%	9%	5%	23%	9%	9%	4%	22%

Total Revenues	86%	9%	5%	100%	87%	9%	4%	100%

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
	North America	Europe	Other	Total	North America	Europe	Other	Total
Dx:
Clients	23%	—%	—%	23%	24%	—%	—%	24%
Patients	10%	—%	—%	10%	10%	—%	—%	10%
Medicare and Medicaid	8%	—%	—%	8%	8%	—%	—%	8%
Third party	37%	—%	—%	37%	36%	—%	—%	36%
Total Dx revenues	78%	—%	—%	78%	78%	—%	—%	78%

BLS:
Pharmaceutical, biotechnology, medical device, diagnostic companies, and CROs	9%	9%	4%	22%	9%	9%	4%	22%

Total Revenues	87%	9%	4%	100%	87%	9%	4%	100%
Revenues in the U.S. were $3,169.0 (83.2%) and $2,968.5 (83.3%) for the three months ended September 30, 2026, and 2025, respectively, and were $9,178.5 (82.8%) and $8,713.9 (83.5%) for the nine months ended September 30, 2026, and 2025, respectively.
Accounts Receivable, Unbilled Services, and Unearned Revenue
The following table provides information about accounts receivable and unbilled services from contracts with customers:

	September 30, 2026	December 31, 2025
Dx accounts receivable	$1,624.7	$1,349.0
BLS accounts receivable	825.3	791.2
Less: BLS allowance for credit losses	(37.1)	(36.4)
Accounts receivable, net	$2,412.9	$2,103.8

Gross unbilled services	$148.7	$164.0
Less: BLS allowance for credit losses	(2.9)	(7.1)
Unbilled services, net	$145.8	$156.9
Revenues recognized during the period that were included in the unearned revenue balance at the beginning of the period were $19.0 and $16.0 for the three months ended September 30, 2026, and 2025, respectively, and were $111.4 and $119.3 for the nine months ended September 30, 2026, and 2025, respectively.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Allowance for Credit Losses
BLS estimates future expected credit losses on Accounts receivable, net and Unbilled services, net over the remaining collection period of the underlying asset. The rollforward for the allowance for credit losses was as follows:

	Accounts Receivable, net	Unbilled Services, net	Total
Balance at December 31, 2025	$36.4	$7.1	$43.5
Credit loss expense	8.6	—	8.6
Write-offs	(7.6)	(4.2)	(11.8)
Foreign currency impact	(0.3)	—	(0.3)
Balance at September 30, 2026	$37.1	$2.9	$40.0
3.    BUSINESS ACQUISITIONS
During the nine months ended September 30, 2026, the Company acquired various businesses and related assets for total consideration of $789.1, net of cash acquired and including measurement period adjustments. Total consideration included cash payments and, as applicable, contingent consideration payable by the Company primarily upon the achievement of specified future performance targets of the acquired businesses. The preliminary purchase price for each of these acquisitions was allocated under the acquisition method of accounting to the estimated fair market value of the net assets acquired. During the nine months ended September 30, 2026, the Company recorded $439.0 of goodwill, including measurement period adjustments, of which $223.2 was tax-deductible. The following table includes the preliminary purchase price allocations for these acquisitions at September 30, 2026, which may be revised as additional information becomes available during the measurement period:

	Empire City Laboratories, Inc.	Parkview Health Systems, Inc.	MLM Medical Labs	Other Acquisitions Closed During the Nine Months Ended September 30, 2026	Measurement Period Adjustments	Amounts Acquired During the Nine Months Ended September 30, 2026
Cash and cash equivalents	$—	$—	$9.5	$0.4	$—	$9.9
Accounts receivable	—	—	12.3	3.6	—	15.9
Unbilled services	—	—	2.9	—	—	2.9
Inventories	—	—	2.1	—	—	2.1
Prepaid expenses and other	—	—	0.8	—	—	0.8
Property, plant, and equipment	—	—	5.7	2.8	—	8.5
Goodwill	117.5	77.5	176.9	68.1	(1.0)	439.0
Intangible assets	132.5	87.5	100.2	68.2	(13.1)	375.3
Other assets	—	—	0.7	—	—	0.7
Total assets acquired	250.0	165.0	311.1	143.1	(14.1)	855.1
Accounts payable	—	—	2.6	2.5	—	5.1
Accrued expenses and other	—	—	6.3	1.7	—	8.0
Unearned revenue	—	—	4.9	—	—	4.9
Notes payable	—	—	—	0.9	—	0.9
Deferred tax liabilities	—	—	23.8	7.5	—	31.3
Lease liabilities	—	—	3.5	2.4	—	5.9
Total liabilities acquired	—	—	41.1	15.0	—	56.1
Net assets acquired	250.0	165.0	270.0	128.1	(14.1)	799.0
Contingent consideration	(85.0)	—	(5.0)	(4.8)	14.1	(80.7)
2025 escrow payments	—	(5.0)	—	(20.0)	—	(25.0)
Cash paid for acquisitions	$165.0	$160.0	$265.0	$103.3	$—	$693.3

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Intangible assets recognized from business acquisitions that closed during the nine months ended September 30, 2026, including any related measurement period adjustments, and their weighted-average amortization periods were as follows:

	Amount	Weighted-average Amortization Period (in Years)
Customer relationships	$335.3	15.0
Non-compete agreements	48.9	5.0
Other	4.2	5.0
Total	$388.4
On June 28, 2026, the Company entered into an agreement to acquire select assets of an outreach laboratory services business for a purchase price of approximately $155.0. The transaction is subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
On October 15, 2026, the Company announced that it entered into an agreement with OPKO Health, Inc. to acquire select assets of the laboratory business of BioReference Health, LLC, a wholly owned subsidiary of OPKO. Through this transaction, the Company will acquire BioReference Health’s laboratory testing businesses focused on clinical and women’s health testing services, urology, corrections, certain operational assets, including additional patient service centers, and the proprietary 4Kscore® Test, an FDA-approved blood test for prostate cancer. The estimated purchase price for the transaction is up to $872.0, including $722.0 payable in cash at closing and up to $150.0 of consideration contingent upon revenue from the 4Kscore® Test. This transaction is anticipated to close mid-2027, subject to regulatory approvals and customary closing conditions for a transaction of this type.
On October 20, 2026, the Company announced that it entered into an agreement to acquire the Prenatal Health testing business from Myriad Genetics, Inc. The estimated purchase price for this transaction is approximately $210.0 in cash, plus the value of the inventory of the Prenatal Health testing business at closing. The transaction is expected to close early 2027, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
On October 23, 2026, the Company announced that it entered into an agreement to acquire Millennium Health, an accredited specialty laboratory with a focus on drug testing and surveillance. The estimated purchase price for the transaction is up to $375.0, including $245.0 payable in cash at closing and up to $130.0 of consideration contingent upon the outcome of specified future events. This transaction is anticipated to close in 2026, subject to regulatory approvals and customary closing conditions for a transaction of this type.
Unaudited Supplemental Pro Forma Information
If the aggregate of the Company’s 2026 and 2025 acquisitions, that were accounted for as business combinations, had been completed at January 1, 2025, the Company’s pro forma results would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$3,819.1	$3,638.0	$11,139.0	$10,666.6
Net earnings attributable to LHI	$264.8	$270.9	$854.4	$748.3

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
The following represents a reconciliation of Basic EPS to Diluted EPS:

	Three Months Ended September 30,
	2026			2025
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$262.8		$262.8	$261.1		$261.1
Weighted-average common shares outstanding	81.1	0.5	81.6	83.1	0.6	83.7
Per share amount	$3.24		$3.22	$3.14		$3.12

	Nine Months Ended September 30,
	2026			2025
	Basic EPS	Dilutive Effect	Diluted EPS	Basic EPS	Dilutive Effect	Diluted EPS
Net earnings attributable to LHI	$839.3		$839.3	$711.8		$711.8
Weighted-average common shares outstanding	81.7	0.4	82.1	83.4	0.6	84.0
Per share amount	$10.27		$10.22	$8.54		$8.48
The following table summarizes the potential common shares not included in the computation of Diluted EPS because their impact would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Employee stock options and awards	0.1	0.1	0.1	0.1
5.    GOODWILL AND INTANGIBLE ASSETS
The balances, net of impairment, and changes in the carrying amount of goodwill were as follows:

	Dx	BLS	Total
Balance at December 31, 2025	$5,434.8	$1,354.7	$6,789.5
Goodwill acquired, excluding measurement period adjustments	263.1	176.9	440.0
Foreign currency impact and other adjustments	(4.3)	(48.2)	(52.5)
Balance at September 30, 2026	$5,693.6	$1,483.4	$7,177.0
During the three and nine months ended September 30, 2026, and 2025, the Company did not record a goodwill or an intangible asset impairment charge.
The cumulative goodwill impairment for the Company as of September 30, 2026, and December 31, 2025, was $648.5 and primarily represents the goodwill of the Company’s ED reporting unit within the BLS segment.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The components of identifiable intangible assets were as follows:

				September 30, 2026			December 31, 2025
	Range of Useful Lives (in Years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Customer relationships	10	-	36	$4,802.4	$(1,956.0)	$2,846.4	$4,525.3	$(1,816.3)	$2,709.0
Patents, licenses, and technology	3	-	20	585.3	(357.9)	227.4	548.7	(337.5)	211.2
Non-compete agreements	3	-	5	224.7	(132.5)	92.2	213.5	(108.0)	105.5
Other	1	-	15	44.2	(33.6)	10.6	40.0	(28.9)	11.1
Total definite-lived intangible assets				5,656.6	(2,480.0)	3,176.6	5,327.5	(2,290.7)	3,036.8
Indefinite-lived intangible assets:
Canadian and other licenses				540.4	N/A	540.4	559.2	N/A	559.2
Total intangible assets				$6,197.0	$(2,480.0)	$3,717.0	$5,886.7	$(2,290.7)	$3,596.0
During the nine months ended September 30, 2026, the Company purchased select licenses classified as intangible assets for a total estimated purchase price up to $41.0, which included a $15.0 cash payment and up to $26.0 of consideration contingent upon meeting event-based outcomes, and will be amortized over a 20-year useful life. The cash payment is classified within investing activities in the Condensed Consolidated Statement of Cash Flows.
Amortization of intangible assets was $78.7 and $69.5 for the three months ended September 30, 2026, and 2025, respectively, and was $232.4 and $207.4 for the nine months ended September 30, 2026, and 2025, respectively. At September 30, 2026, the amortization expense of intangible assets is estimated to be $81.2 for the remainder of 2026, $307.9 in 2027, $300.2 in 2028, $287.1 in 2029, $278.7 in 2030, and $1,921.5 thereafter.
6.    DEBT
Short-term borrowings and the current portion of long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
1.55% senior notes due 2026	$—	$500.0
3.60% senior notes due 2027	600.0	—
Notes payable	1.7	0.3
Debt issuance costs	(0.5)	(0.2)
Total Short-term borrowings and current portion of long-term debt	$601.2	$500.1
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
2026 Term Loan due 2028	$750.0	$—
3.60% senior notes due 2027	—	600.0
2.95% senior notes due 2029	650.0	650.0
4.35% senior notes due 2030	650.0	650.0
2.70% senior notes due 2031	428.1	447.3
4.55% senior notes due 2032	500.0	500.0
4.80% senior notes due 2034	850.0	850.0
4.70% senior notes due 2045	900.0	900.0
AR Facility due 2029	556.0	525.0
Debt issuance costs	(33.4)	(37.7)
Total Long-term debt	$5,250.7	$5,084.6

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Credit Facilities
On March 20, 2026, the Company entered into the $750.0 2026 Term Loan that will mature on March 20, 2028. On June 1, 2026, the net proceeds of the 2026 Term Loan were used to redeem the Company’s outstanding 1.55% senior notes due 2026 and, to the extent not used for such purpose, were made available for other general corporate uses. The principal balance of the 2026 Term Loan bears interest at a floating per annum rate equal to, at the Company’s election, either (i) a SOFR-based rate plus a margin of 0.700% or (ii) a base rate plus a margin of 0.0%. At September 30, 2026, the effective interest rate on the 2026 Term Loan was 4.77%.
The Company maintains a senior revolving credit facility, which was amended and restated on June 27, 2025. It consists of a five-year revolving facility in the principal amount of up to $1,000.0, with the option of increasing the facility by up to an additional $500.0, subject to certain conditions, including obtaining additional commitments from new or existing lenders. The revolving credit facility also provides for a subfacility of up to $100.0 for swing line borrowings and a subfacility of up to $150.0 for issuances of letters of credit. Borrowings under the revolving credit facility bear interest at a floating rate equal to either (i) a SOFR-based rate plus a margin ranging from 0.805% to 1.300% or (ii) a base rate plus a margin ranging from 0.0% to 0.300%, in each case depending on the Company’s long-term debt ratings. The Company is required to pay a facility fee quarterly on the aggregate amount of commitments under the revolving credit facility, at a per annum rate ranging from 0.070% to 0.200%, depending on the Company’s long-term debt ratings, regardless of usage. The revolving credit facility is permitted to be used for general corporate purposes, including working capital, capital expenditures, funding of share repurchases and certain other payments, acquisitions, and other investments. The Company had $1,000.0 of available borrowing capacity under its revolving credit facility at September 30, 2026. At September 30, 2026, the effective interest rate on the revolving credit facility was 4.94%. In addition, there was $107.3 in outstanding letters of credit on the Company’s subfacility at September 30, 2026. The revolving credit facility expires in June 2030.
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
During the nine months ended September 30, 2026, and 2025, net of repayments, the Company received loan proceeds of $31.0 and $225.0, respectively, under the AR Facility. Proceeds and payments under the AR Facility are included in financing activities in the Condensed Consolidated Statement of Cash Flows. At September 30, 2026, the effective interest rate on the AR Facility was 4.90%.
Under the Company’s 2026 Term Loan, revolving credit facility, indentures relating to the Company’s senior notes, and AR Facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the 2026 Term Loan and revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all such covenants and leverage ratios at September 30, 2026, and expects continued compliance with its existing covenants and leverage ratios for the next 12 months.
7.    PREFERRED STOCK AND COMMON SHAREHOLDERS’ EQUITY
The Company is authorized to issue up to 265.0 shares of its Common Stock. The Company is authorized to issue up to 30.0 shares of preferred stock, par value $0.10 per share. There were no preferred shares outstanding at September 30, 2026, and December 31, 2025.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
The changes in the Company’s shares of Common Stock issued and outstanding are summarized below:

Nine Months Ended September 30, 2026
Beginning balance	82.2
Shares issued under employee stock plans	0.7
Shares repurchased	(1.7)
Ending balance	81.2
Share Repurchase Program
The Company has entered and may continue to enter into Rule 10b5-1 plans to facilitate repurchases of its Common Stock. During the nine months ended September 30, 2026, the Company purchased 1.7 shares of its Common Stock at an average price of $263.12 per share for a total cost of $451.8. During the nine months ended September 30, 2025, the Company purchased 0.9 shares of its Common Stock at an average price of $249.27 per share for a total cost of $225.0.
On July 8, 2026, the Board authorized the repurchase of an additional $1,000.0 in the maximum value of the Company’s shares of Common Stock as part of the Company’s ongoing share repurchase program. At September 30, 2026, the Company had outstanding authorization from its Board to purchase up to $1,378.6 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
When the Company repurchases shares of Common Stock, the amount paid to repurchase the shares in excess of the par or stated value is allocated to Additional paid-in capital within the Condensed Consolidated Balance Sheet unless subject to limitation or the balance in Additional paid-in capital is exhausted. Remaining amounts are recognized as a reduction in Retained earnings within the Company’s Condensed Consolidated Balance Sheet.
Dividends
During the three months ended September 30, 2026, and 2025, the Company declared and paid a cash dividend of $0.72 per share of Common Stock. During the nine months ended September 30, 2026, and 2025, the Company declared and paid a cash dividend of $2.16 per share of Common Stock.
On October 21, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $59.0 in the aggregate. The dividend will be paid on December 11, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on November 24, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	Foreign Currency Translation Adjustments	Net Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(264.7)	$3.1	$(261.6)
Current year adjustments	69.7	0.4	70.1
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at March 31, 2025	(195.0)	3.4	(191.6)
Current year adjustments	156.6	0.5	157.1
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at June 30, 2025	(38.4)	3.8	(34.6)
Current year adjustments	(7.8)	0.6	(7.2)
Tax effect on adjustments	—	(0.2)	(0.2)
Balance at September 30, 2025	$(46.2)	$4.2	$(42.0)

Balance at December 31, 2025	$(33.0)	$5.4	$(27.6)
Current year adjustments	(36.0)	0.5	(35.5)
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at March 31, 2026	(69.0)	5.8	(63.2)
Current year adjustments	(39.1)	0.5	(38.6)
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at June 30, 2026	(108.1)	6.2	(101.9)
Current year adjustments	(41.8)	0.4	(41.4)
Tax effect on adjustments	—	(0.1)	(0.1)
Balance at September 30, 2026	$(149.9)	$6.5	$(143.4)
8.    COMMITMENTS AND CONTINGENCIES
Commitments
The Company has a noncancelable contract with a vendor to purchase supplies inventory pursuant to which the Company is obligated to make expected total future minimum payments of $111.5, including $4.8 for the remainder of 2026, $32.7 in 2027, and $74.0 in 2028.
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
Twenty-three putative class action lawsuits were filed against the Company related to the AMCA Incident in various U.S. District Courts. Numerous similar lawsuits have been filed against other healthcare providers who used AMCA. These lawsuits were consolidated into a multidistrict litigation in the District of New Jersey. On November 15, 2019, the Plaintiffs filed a Consolidated Class Action Complaint in the U.S. District Court of New Jersey. The consolidated Complaint generally alleged that the Company did not adequately protect its patients’ data and failed to timely notify those patients of the AMCA Incident. The Complaint asserted various causes of action, including but not limited to negligence, breach of implied contract, unjust enrichment, and the violation of state data protection statutes. The Complaint sought damages on behalf of a class of all affected Company customers. On January 22, 2020, the Company filed Motions to Dismiss all claims. On December 16, 2021, the court granted in part and denied in part the Company’s Motion to Dismiss. On March 31, 2022, the Plaintiffs filed an Amended Complaint alleging claims for negligence, negligence per se, breach of confidence, invasion of privacy, and various state statutory claims, including a claim under the California Confidentiality of Medical Information Act. The Company filed a Motion to Dismiss certain claims of the Amended Complaint. On May 5, 2023, the court granted in part and denied in part the Company’s Motion to Dismiss. On November 1, 2024, Plaintiffs served their motion for class certification. On March 2, 2026, the parties entered into a Class Action Settlement and Release. On August 20, 2026, the court granted final approval of the settlement.
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
Certain governmental entities have requested information from the Company related to the AMCA Incident. The Company received a request for information from the OCR of the Department of Health and Human Services. On April 28, 2020, OCR notified the Company of the closure of its inquiry. The Company also received requests from a multi-state group of state Attorneys General (“multi-state AG Group”) and cooperated with these requests for information. On or about September 21, 2026, the Company entered into a settlement agreement with each member of the multi-state AG Group to resolve the matter.
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
On October 16, 2020, Ravgen Inc. filed a patent infringement lawsuit, Ravgen Inc. v. Laboratory Corporation of America Holdings, in the U.S. District Court for the Western District of Texas, alleging infringement of two Ravgen-owned U.S. patents. The lawsuit sought monetary damages, enhancement of those damages for willfulness, and recovery of attorney’s fees and costs. On September 28, 2022, a jury rendered a verdict in favor of the Plaintiff on the sole asserted patent finding that the Company willfully infringed Ravgen’s patent, and awarded damages of $272.0. Plaintiff filed post-trial motions seeking enhanced damages of up to $817.0 based on the finding of willfulness, as well as attorney’s fees and costs. On May 12, 2023, the court issued an order granting Plaintiff’s motion in part and awarding enhanced damages of $100.0. On January 23, 2025, the court issued an order awarding Plaintiff post-verdict supplemental damages of $2.6, an ongoing royalty of one hundred dollars and 00/100 cents per test through the life of the patent at issue, pre- and post-judgment interest, and other relief. In January and February 2025, the trial court entered orders denying the Company’s post-trial motions and the Company has filed an appeal. On March 18, 2025, the Company filed an appeal bond with the Court to stay enforcement of the judgment pending appeal. The United States Court of Appeals for the Federal Circuit has scheduled oral argument on the Company’s appeal for December 15, 2026. The Company strongly disagrees with the verdict, based on a number of legal factors, and will vigorously defend the lawsuit through the appeal process.
On June 7, 2023, the Company was served with a putative class action lawsuit, Connie Howard, Yadira Yazmin Hernandez, and Deborah Reynolds, et al. v. Laboratory Corporation of America, Laboratory Corporation of America Holdings, and Meta Platforms, Inc., filed in the U.S. District Court for the Northern District of California, alleging that the Company’s website includes a tracking code created by Meta, known as the Meta Pixel, that sent information related to Plaintiffs and their online activities to Meta. Plaintiffs assert claims against the Company under California and Pennsylvania law and seek to represent classes of all persons in California, or in Pennsylvania, who allegedly entered search terms into the Company’s website and who used Facebook during a time that Plaintiffs allege the Meta Pixel was active on the Company’s website. Plaintiffs seek an injunction, damages, attorneys’ fees, and costs. On August 23, 2023, the Company filed a Motion to Dismiss. On September 5, 2023, the lawsuit was transferred to the U.S. District Court for the Middle District of North Carolina. On September 9, 2023, Plaintiffs filed an Amended Complaint. Among other things, the Amended Complaint contains allegations that in addition to the Meta Pixel, the Company’s website uses Google Analytics and other online tracking technologies. On October 11, 2023, the Company filed a Motion to Dismiss the Amended Complaint. On April 2, 2026, the parties entered into a Class Action

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
Settlement and Release, which was preliminarily approved by the court on August 21, 2026. The settlement is subject to final court approval.
On July 27, 2026, the Company was served with a putative class action lawsuit, B.W., a Minor, through his Guardian, Julie Weiss, et al. v. Invitae Corporation and Labcorp Genetics Inc., filed in the U.S. District Court for the Northern District of Illinois. The complaint asserts claims under the Illinois Genetic Information Privacy Act concerning the Company’s acquisition of certain assets from Invitae Corporation pursuant to Invitae’s bankruptcy proceedings and alleges that patients’ genetic information was disclosed without appropriate consent. The Plaintiff seeks statutory damages, injunctive relief, and attorneys’ fees and costs. On August 12, 2026, the Company joined Invitae Corporation’s motion to transfer the action to the U.S. District Court for the District of New Jersey for referral to the U.S. Bankruptcy Court for the District of New Jersey, where Invitae’s bankruptcy proceedings remain pending. The Company will vigorously defend the lawsuit.
On August 20, 2026, the Company was served with a civil investigative demand issued by the North Carolina Attorney General’s Office requiring the production of documents related to urine drug testing. The Company is cooperating with the information requests.
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
9.    FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s population of financial assets and liabilities subject to fair value measurements were as follows:

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		September 30, 2026
		Fair Value at	Using Fair Value Hierarchy
		September 30, 2026	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.1	$—	$16.1	$—
Cross currency swaps	Other liabilities	$241.0	$—	$241.0	$—
Interest rate swaps	Other liabilities	$71.9	$—	$71.9	$—
Cash surrender value of life insurance policies	Other assets, net	$108.5	$—	$108.5	$—
Deferred compensation asset	Other assets, net	$66.0	$—	$66.0	$—
Deferred compensation liability	Other liabilities	$165.6	$—	$165.6	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$124.0	$—	$—	$124.0

			Fair Value Measurements
	Condensed Consolidated Balance Sheets Classification		December 31, 2025
		Fair Value at	Using Fair Value Hierarchy
		December 31, 2025	Level 1	Level 2	Level 3
Noncontrolling interest put	Noncontrolling interest	$16.9	$—	$16.9	$—
Cross currency swaps	Other liabilities	$274.0	$—	$274.0	$—
Interest rate swaps	Other liabilities	$52.7	$—	$52.7	$—
Cash surrender value of life insurance policies	Other assets, net	$99.6	$—	$99.6	$—
Deferred compensation asset	Other assets, net	$53.1	$—	$53.1	$—
Deferred compensation liability	Other liabilities	$150.5	$—	$150.5	$—
Contingent consideration	Accrued expenses and other/Other liabilities	$50.0	$—	$—	$50.0

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

Fair Value Measurement of Level 3 Liabilities:	Contingent Consideration
Balance at December 31, 2025	$50.0
Additions from business acquisitions, excluding measurement period adjustments, and purchase of intangible assets	120.8
Cash payments	(32.9)
Other adjustments	(13.9)
Balance at September 30, 2026	$124.0	(1)
(1)At September 30, 2026, $45.2 and $78.8 of contingent consideration is included within Accrued expenses and other and Other liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheets.
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
The Company measured the fair value of contingent consideration liabilities as Level 3 instruments. These contingent consideration liabilities were recorded at fair value on the acquisition date and are remeasured quarterly based on the then assessed fair value and adjusted, if necessary. The increases or decreases in the fair value of contingent consideration payable primarily result from changes in the anticipated achievement of specified future performance targets of the acquired businesses or other event-based outcomes. As the fair value measure is based on significant inputs that are not observable in the market, they are categorized as Level 3.
The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable are considered to be representative of their respective fair values due to their short-term nature. Although recorded at amortized cost on the Company’s Condensed Consolidated Balance Sheets, the fair market value of the Company’s senior notes was $4,252.0 and $4,963.6 at September 30, 2026, and December 31, 2025, respectively. At September 30, 2026, the carrying value of the Company’s 2026 Term Loan, also recorded at amortized cost, was estimated to approximate fair value primarily due to its variable interest rate. The Company’s senior notes and 2026 Term Loan are considered Level 2 instruments, as the fair market values of these instruments are based on observable market pricing/inputs.
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
Cross Currency Swaps
The Company is party to various USD to Swiss Franc cross currency swap agreements with an aggregate notional amount of $1,200.0, with $300.0 maturing in 2029, $300.0 maturing in 2031, and $600.0 maturing in 2034. These instruments are

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)
designated as a net investment hedge and are intended to economically offset a portion of the Company's investment exposure in Swiss Franc functional entities. Changes in the fair value of the cross currency swaps are charged or credited through Accumulated other comprehensive loss in the Condensed Consolidated Balance Sheet until the hedged item is recognized in earnings. The cumulative amount of the foreign exchange adjustments is recognized as currency translation within the Condensed Consolidated Statement of Comprehensive Earnings.
The table below provides information regarding the location and amount of pretax (losses) gains of derivatives designated in net investment hedging relationships:

	Amounts Included In Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cross currency swaps	$27.8	$8.7	$33.0	$(139.6)
10.    SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended September 30,
	2026	2025
Cash paid during the period for:
Interest	$206.4	$217.0
Income taxes, net of refunds	$106.1	$159.7
Disclosure of non-cash financing and investing activities:
Change in accrued property, plant, and equipment	$(11.7)	$(11.5)
Contingent consideration related to business acquisitions, including measurement period adjustments, and purchase of intangible assets	$106.7	$56.5
11.    BUSINESS SEGMENT INFORMATION
The following tables are a summary of segment information for the three and nine months ended September 30, 2026, and 2025. The “management approach” has been used to present the following segment information. This approach is based upon the way the management of the Company organizes segments within an enterprise for making operating decisions and assessing performance. Financial information is reported on the basis that it is used internally by the CODM for evaluating segment performance and deciding how to allocate resources to segments. The Company’s chief executive officer has been identified as the CODM.
The Company’s CODM uses segment operating income as the primary measure for assessing segment performance and to allocate resources. This segment performance measure excludes the amortization of intangibles and other assets, restructuring and other charges, and certain corporate charges for items such as transaction costs and other special items. Other operating expenses are comprised primarily of rent, maintenance, sendout testing, utilities, travel and entertainment, and other segment expenses, including shipping costs for Dx. Segment asset information is not presented because it is not used by the CODM.

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30, 2026
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$2,948.9	$866.7	$(5.6)	$3,810.0

Operating Earnings:
Labor	1,285.5	319.9
Supplies	635.5	126.3
Shipping costs		130.3
Depreciation	70.8	28.4
Other operating expenses	465.5	102.8
Segment operating income	$491.6	$159.0		$650.6
General corporate and unallocated expenses				(153.9)
Amortization of intangibles and other assets				(78.7)
Restructuring and other charges				(15.9)
Total Operating income				402.1
Other (expense) income:
Interest expense				(59.1)
Investment income				1.4
Equity method loss, net				(11.0)
Other, net				(5.4)
Earnings from operations before income taxes				$328.0

	Three Months Ended September 30, 2025
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$2,769.6	$799.1	$(5.2)	$3,563.5

Operating Earnings:
Labor	1,200.6	313.8
Supplies	589.4	119.5
Shipping costs		101.8
Depreciation	66.4	29.0
Other operating expenses	462.8	102.8
Segment operating income	$450.4	$132.2		$582.6
General corporate and unallocated expenses				(110.6)
Amortization of intangibles and other assets				(69.5)
Restructuring and other charges				(5.9)
Total Operating income				396.6
Other (expense) income:
Interest expense				(56.0)
Investment income				3.5
Equity method loss, net				(5.2)
Other, net				(1.9)
Earnings from operations before income taxes				$337.0

LABCORP HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars and Shares in Millions, Except Per Share Data)
(Unaudited)

	Nine Months Ended September 30, 2026
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$8,611.7	$2,483.5	$(16.5)	$11,078.7

Operating Earnings:
Labor	3,697.0	942.4
Supplies	1,874.1	378.6
Shipping costs		362.9
Depreciation	202.7	84.7
Other operating expenses	1,365.0	293.0
Segment operating income	$1,472.9	$421.9		$1,894.8
General corporate and unallocated expenses				(400.5)
Amortization of intangibles and other assets				(232.4)
Restructuring and other charges				(27.4)
Total Operating income				1,234.5
Other (expense) income:
Interest expense				(175.3)
Investment income				19.2
Equity method loss, net				(22.3)
Other, net				(22.0)
Earnings from operations before income taxes				$1,034.1

	Nine Months Ended September 30, 2025
	Dx	BLS	Intercompany eliminations and other	LHI
Revenues:
Revenues	$8,148.0	$2,305.2	$(17.3)	$10,435.9

Operating Earnings:
Labor	3,479.3	905.8
Supplies	1,767.3	361.4
Shipping costs		295.0
Depreciation	193.5	86.6
Other operating expenses	1,347.2	294.0
Segment operating income	$1,360.7	$362.4		$1,723.1
General corporate and unallocated expenses				(382.2)
Amortization of intangibles and other assets				(207.4)
Restructuring and other charges				(16.4)
Total Operating income				1,117.1
Other (expense) income:
Interest expense				(169.1)
Investment income				11.7
Equity method loss, net				(7.2)
Other, net				(35.6)
Earnings from operations before income taxes				$916.9

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
1.changes in government and third-party payer regulations, reimbursement, or coverage policies or other future reforms in the U.S. healthcare system (or in the interpretation of current regulations), new insurance or payment systems, including state, regional, or private insurance cooperatives (e.g., health insurance exchanges) affecting governmental and third-party coverage or reimbursement for commercial laboratory testing, including the impact of the U.S. Protecting Access to Medicare Act;
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
22.changes or disruption in the provision or transportation of services or supplies provided by third parties or their termination for failure to follow the Company’s performance standards and requirements;
23.damage or disruption to the Company’s facilities;
24.impact on the Company’s reputation or business, from acts of animal rights activists or potential harm, liability, or operational disruptions arising from, or increased regulations and restrictions, of animal research activities;
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
31.business interruption, receivables impairment, delays in cash collection impacting days sales outstanding, supply chain disruptions or inventory obsolescence, increases in the Company’s material costs or other operating costs, or other impacts on the business due to natural disasters, adverse weather, chronic physical climate risks such as prolonged heat, drought, water stress, or rising energy costs, geopolitical events, public health crises, and other events beyond the Company’s control;
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
34.challenges, deficiencies, or higher-than-anticipated costs in implementing, integrating, or operating the Company’s new ERP system across broader areas of the Company could disrupt the Company’s business operations, including its supply chain and procurement processes, result in data errors, impair its ability to process transactions, or reduce cash flows or liquidity, including as a result of increased inventory purchases;
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
38.failure to maintain the expected capital structure for the Company, including failure to maintain the Company’s investment grade rating, or failure to comply with the leverage ratio or other financial covenants under its debt agreements;
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
GENERAL (dollars in millions)
For the three months ended September 30, 2026, the Company’s revenues were $3,810.0, an increase of 6.9% from $3,563.5 for the corresponding period in 2025. The 6.9% increase for the three months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to organic revenue of 5.5% and acquisitions, net of divestitures, of 1.5%, partially offset by unfavorable foreign currency translation of 0.1%.
For the nine months ended September 30, 2026, the Company’s revenues were $11,078.7, an increase of 6.2% from $10,435.9 for the corresponding period in 2025. The 6.2% increase for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was due to organic revenue of 4.3%, acquisitions, net of divestitures, of 1.3%, and favorable foreign currency translation of 0.5%.
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
RESULTS OF OPERATIONS (dollars in millions)
The following tables present the financial measures that management considers to be the most significant indicators of the Company’s performance.
Revenues

	Three Months Ended September 30,
	2026	2025	Change
Dx	$2,948.9	$2,769.6	6.5%
BLS	866.7	799.1	8.5%
Intercompany eliminations and other	(5.6)	(5.2)	11.6%
Total	$3,810.0	$3,563.5	6.9%
Dx revenues for the three months ended September 30, 2026, were $2,948.9, an increase of 6.5% over $2,769.6 in the third quarter of 2025. The increase was primarily due to organic revenue of 4.4% and acquisitions, net of divestitures, of 2.2%, partially offset by unfavorable foreign currency translation of 0.1%.
Dx total volume, measured by requisitions, increased by 4.8% as organic volume increased by 3.1% and acquisition volume, net of divestitures, contributed 1.6%. Price/mix increased by 1.7% due to organic growth of 1.3% and acquisitions, net of divestitures, of 0.5%, partially offset by unfavorable foreign currency translation of 0.1%.

BLS revenues for the three months ended September 30, 2026, were $866.7, an increase of 8.5% over $799.1 in the third quarter of 2025. The increase was due to organic growth of 9.6%, partially offset by a 0.8% reduction in acquisitions, net of divestitures, which included an unfavorable impact related to strategic actions undertaken in ED, and unfavorable foreign currency translation of 0.3%.
Cost of Revenues

	Three Months Ended September 30,
	2026	2025	Change
Cost of revenues	$2,701.9	$2,538.4	6.4%
Cost of revenues as a percentage of revenues	70.9%	71.2%
Cost of revenues increased 6.4% during the three months ended September 30, 2026, as compared with the corresponding period in 2025. Cost of revenues as a percentage of revenues during the three months ended September 30, 2026, decreased to 70.9%, as compared to 71.2% in the corresponding period in 2025. This decrease was primarily due to organic growth and operating efficiencies.
Selling, General, and Administrative Expenses

	Three Months Ended September 30,
	2026	2025	Change
SG&A	$611.4	$553.1	10.5%
SG&A as a percentage of revenues	16.0%	15.5%
SG&A as a percentage of revenues were 16.0% and 15.5% during the three months ended September 30, 2026, and 2025, respectively. The increase was primarily due to increased personnel costs and higher costs associated with LaunchPad initiatives, partially offset by revenue growth.
Amortization of Intangibles and Other Assets

	Three Months Ended September 30,
	2026	2025	Change
Amortization of intangibles and other assets	$78.7	$69.5	13.3%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2025.
Restructuring and Other Charges

	Three Months Ended September 30,
	2026	2025	Change
Restructuring and other charges	$15.9	$5.9	163.9%
During the three months ended September 30, 2026, the Company recorded net restructuring and other charges of $15.9. The charges were comprised of $12.3 related to severance and other personnel costs, $2.5 in long-lived asset impairment and other non-cash charges, and $2.3 in facility-related costs. The charges were adjusted by the reversal of previously established liabilities of $0.6 in unused facility-related costs, $0.5 in unused contract termination costs, and $0.1 in unused severance and other personnel costs.
During the three months ended September 30, 2025, the Company recorded net restructuring and other charges of $5.9. The charges were comprised of $4.2 related to severance and other personnel costs, $1.8 in facility-related costs, and $0.2 in contract termination costs. The charges were adjusted by the reversal of previously established liabilities of $0.2 in unused severance and other personnel costs and $0.1 in unused facility-related costs.
Interest Expense

	Three Months Ended September 30,
	2026	2025	Change
Interest expense	$59.1	$56.0	5.6%
For the three months ended September 30, 2026, interest expense increased 5.6%, as compared with the corresponding period in 2025. The increase was primarily due to a higher average amount of total debt outstanding during the three months ended September 30, 2026, when compared to the three months ended September 30, 2025.

Equity Method Loss, Net

	Three Months Ended September 30,
	2026	2025	Change
Equity method loss, net	$(11.0)	$(5.2)	109.3%
 Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in Equity method loss, net for the three months ended September 30, 2026, as compared with the corresponding period in 2025, was primarily due to the loss recognized from the SYNLAB investment.
Other, Net

	Three Months Ended September 30,
	2026	2025	Change
Other, net	$(5.4)	$(1.9)	176.1%
The change in Other, net was primarily due to a decrease in investment gains recorded during the three months ended September 30, 2026, as compared to the corresponding period of 2025.
Provision for Income Taxes

	Three Months Ended September 30,
	2026	2025
Provision for income taxes	$64.9	$75.5
Provision for income taxes as a percentage of earnings from operations before income taxes	19.8%	22.4%
The decrease in the effective tax rate for the three months ended September 30, 2026, as compared with the corresponding period in 2025, was primarily attributable to the release of uncertain tax positions related to U.S. research and development tax credits.
Operating Results by Segment

	Three Months Ended September 30,
	2026	2025	Change
Dx segment operating income	$491.6	$450.4	9.2%
Dx segment operating margin	16.7%	16.3%	0.4%
BLS segment operating income	159.0	132.2	20.3%
BLS segment operating margin	18.3%	16.5%	1.8%
Segment operating income	650.6	582.6	11.7%
General corporate and unallocated expenses	(153.9)	(110.6)	39.3%
Amortization of intangibles and other assets	(78.7)	(69.5)	13.3%
Restructuring and other charges	(15.9)	(5.9)	163.9%
Total Operating income	$402.1	$396.6	1.4%
Dx segment operating income was $491.6 for the three months ended September 30, 2026, an increase of $41.2 over operating income of $450.4 in the corresponding period of 2025, and Dx segment operating margin increased approximately 40 basis points year-over-year. The increase in Dx segment operating margin was primarily due to organic growth and operating efficiencies.
BLS segment operating income was $159.0 for the three months ended September 30, 2026, an increase of $26.8 over operating income of $132.2 in the corresponding period of 2025, and BLS segment operating margin increased approximately 180 basis points year-over-year. The increase in BLS segment operating margin was primarily due to organic growth and operating efficiencies from the strategic actions taken in ED.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $153.9 for the three months ended September 30, 2026, an increase of $43.3 compared to general corporate and unallocated expenses of $110.6 in the corresponding period of 2025, primarily due to higher LaunchPad costs and acquisition and disposition-related costs.

Revenues

	Nine Months Ended September 30,
	2026	2025	Change
Dx	$8,611.7	$8,148.0	5.7%
BLS	2,483.5	2,305.2	7.7%
Intercompany eliminations and other	(16.5)	(17.3)	(4.5)%
Total	$11,078.7	$10,435.9	6.2%
Dx revenues for the nine months ended September 30, 2026, were $8,611.7, an increase of 5.7% over $8,148.0 during the nine months ended September 30, 2025. The increase was due to organic revenue of 3.6% and acquisitions, net of divestitures, of 2.0%.
Dx total volume, measured by requisitions, increased by 3.4% as organic volume increased by 2.0% and acquisition volume, net of divestitures, contributed 1.4%. Price/mix increased by 2.3% due to organic growth of 1.6% and acquisitions, net of divestitures, of 0.6%.
BLS revenues for the nine months ended September 30, 2026, were $2,483.5, an increase of 7.7% over $2,305.2 during the nine months ended September 30, 2025. The increase was due to organic growth of 6.6% and favorable foreign currency translation of 2.2%, partially offset by a 1.1% reduction in acquisitions, net of divestitures, which included an unfavorable impact related to strategic actions undertaken in ED.
Cost of Revenues

	Nine Months Ended September 30,
	2026	2025	Change
Cost of revenues	$7,844.8	$7,416.6	5.8%
Cost of revenues as a percentage of revenues	70.8%	71.1%
Cost of revenues increased 5.8% during the nine months ended September 30, 2026, as compared with the corresponding period in 2025. Cost of revenues as a percentage of revenues during the nine months ended September 30, 2026, decreased to 70.8%, as compared to 71.1% in the corresponding period in 2025. This decrease was primarily due to organic growth and operating efficiencies.
Selling, General, and Administrative Expenses

	Nine Months Ended September 30,
	2026	2025	Change
SG&A	$1,739.6	$1,678.4	3.6%
SG&A as a percentage of revenues	15.7%	16.1%
SG&A as a percentage of revenues were 15.7% and 16.1% during the nine months ended September 30, 2026, and 2025, respectively. The decrease was primarily due to revenue growth.
Amortization of Intangibles and Other Assets

	Nine Months Ended September 30,
	2026	2025	Change
Amortization of intangibles and other assets	$232.4	$207.4	12.1%
The increase in amortization of intangibles and other assets primarily reflects additional amortization for assets acquired subsequent to September 30, 2025.
Restructuring and Other Charges

	Nine Months Ended September 30,
	2026	2025	Change
Restructuring and other charges	$27.4	$16.4	67.1%
During the nine months ended September 30, 2026, the Company recorded net restructuring and other charges of $27.4. The charges were comprised of $32.1 related to severance and other personnel costs, $5.6 in facility-related costs, $2.5 in long-lived asset impairment and other non-cash charges, and $0.1 in contract termination costs. The charges were adjusted by the reversal of previously established liabilities of $9.0 in unused facility-related costs, $3.6 in unused contract termination costs, and $0.3 in unused severance and other personnel costs.

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
Interest Expense

	Nine Months Ended September 30,
	2026	2025	Change
Interest expense	$175.3	$169.1	3.7%
For the nine months ended September 30, 2026, interest expense increased 3.7%, as compared with the corresponding period in 2025. The increase was primarily due to a higher average amount of total debt outstanding during the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025.
Equity Method Loss, Net

	Nine Months Ended September 30,
	2026	2025	Change
Equity method loss, net	$(22.3)	$(7.2)	207.3%
Equity method loss, net represents the Company’s ownership share in joint venture partnerships along with equity investments in other companies in the healthcare industry. The increase in Equity method loss, net for the nine months ended September 30, 2026, as compared with the corresponding period in 2025, was primarily due to the loss recognized from the SYNLAB investment.
Other, net

	Nine Months Ended September 30,
	2026	2025	Change
Other, net	$(22.0)	$(35.6)	(38.0)%
 The change in Other, net for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to investment losses of $8.5 recorded during the nine months ended September 30, 2026, compared to investment losses of $32.4 for the corresponding period of 2025. In addition, there were foreign currency transaction losses of $13.1 recognized for the nine months ended September 30, 2026, as compared to losses of $8.0 for the corresponding period of 2025. As the TSA between Fortrea and LCAH expired on June 30, 2025, there were no fees charged to Fortrea for the nine months ended September 30, 2026, as compared to $3.8 in the corresponding period in 2025.
Provision for Income Taxes

	Nine Months Ended September 30,
	2026	2025
Provision for income taxes	$193.9	$204.1
Provision for income taxes as a percentage of earnings from operations before income taxes	18.8%	22.3%
The decrease in the effective tax rate for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily attributable to discrete benefits recognized from the tax restructuring of certain foreign entities.
Operating Results by Segment

	Nine Months Ended September 30,
	2026	2025	Change
Dx segment operating income	$1,472.9	$1,360.7	8.2%
Dx segment operating margin	17.1%	16.7%	0.4%
BLS segment operating income	421.9	362.4	16.4%
BLS segment operating margin	17.0%	15.7%	1.3%
Segment operating income	1,894.8	1,723.1	10.0%
General corporate and unallocated expenses	(400.5)	(382.2)	4.8%
Amortization of intangibles and other assets	(232.4)	(207.4)	12.1%
Restructuring and other charges	(27.4)	(16.4)	67.1%
Total Operating income	$1,234.5	$1,117.1	10.5%
Dx segment operating income was $1,472.9 for the nine months ended September 30, 2026, an increase of $112.2 over operating income of $1,360.7 in the corresponding period of 2025, and Dx segment operating margin increased approximately

40 basis points year-over-year. The increase in Dx segment operating margin was primarily due to organic growth and operating efficiencies.
BLS segment operating income was $421.9 for the nine months ended September 30, 2026, an increase of $59.5 over operating income of $362.4 in the corresponding period of 2025, and BLS segment operating margin increased approximately 130 basis points year-over-year. The increase in BLS segment operating margin was primarily due to organic growth and operating efficiencies from the strategic actions taken in ED.
General corporate and unallocated expenses are comprised primarily of administrative services such as executive management, human resources, legal, finance, corporate affairs, and information technology. General corporate and unallocated expenses were $400.5 for the nine months ended September 30, 2026, an increase of $18.3 compared to general corporate and unallocated expenses of $382.2 in the corresponding period of 2025, primarily due to increased personnel costs and higher LaunchPad costs, partially offset by lower costs related to the Spin-off.
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
In summary, the Company’s cash flows were as follows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$1,200.8	$1,026.3
Net cash used for investing activities	(1,122.0)	(804.1)
Net cash used for financing activities	(349.4)	(1,166.6)
Effect of exchange rate on changes in Cash and cash equivalents	0.1	23.8
Net decrease in Cash and cash equivalents	$(270.5)	$(920.6)
Cash and cash equivalents at September 30, 2026, and 2025, totaled $261.8 and $598.1, respectively. Cash and cash equivalents consist of highly liquid instruments, such as time deposits, and other money market investments, which have original maturities of three months or less.
In addition to Cash and cash equivalents, at September 30, 2026, the Company had $1,000.0 of available borrowings under its revolving credit facility, which, as amended on June 27, 2025, expires in 2030.
Cash Flows from Operating Activities
During the nine months ended September 30, 2026, the Company’s operations provided $1,200.8 of cash, as compared to $1,026.3 during the same period in 2025. The $174.5 increase in net cash provided by operations during the nine months ended September 30, 2026, as compared with the corresponding 2025 period, was primarily due to higher cash earnings.
Cash Flows from Investing Activities
Net cash used for investing activities for the nine months ended September 30, 2026, was $1,122.0, as compared to $804.1 for the nine months ended September 30, 2025. The increase in cash used for investing activities for the nine months ended September 30, 2026, as compared to the corresponding period in 2025, was primarily due to increased business acquisitions and capital expenditures, partially offset by a decrease in the purchase of equity affiliates or other investments.
Capital expenditures were $404.2 and $310.6 for the nine months ended September 30, 2026, and 2025, respectively. Capital expenditures for the nine months ended September 30, 2026, were 3.6% of Revenues, primarily in connection with projects to support growth in the Company’s core businesses, facility expansion and updates, implement advanced technology, and further acquisition integration activities.
Cash Flows from Financing Activities
Net cash used for financing activities for the nine months ended September 30, 2026, was $349.4, as compared to $1,166.6 for the nine months ended September 30, 2025. The decrease in cash flows used for financing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to increased proceeds from the 2026 Term Loan of $750.0, decreased payments on senior notes of $500.0, partially offset by increased Common Stock repurchases of $226.8 and decreased proceeds, net of repayments, from the Company’s AR Facility of $194.0.
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
Under the Company’s 2026 Term Loan, revolving credit facility, indentures relating to the Company’s senior notes, and AR Facility, the Company is subject to negative covenants limiting subsidiary indebtedness and certain other covenants typical for investment grade-rated borrowers, and with respect to the 2026 Term Loan and revolving credit facility, the Company is required to maintain certain leverage ratios. The Company was in compliance with all covenants at September 30, 2026, and expects continued compliance with its existing covenants and leverage ratios for the next 12 months.
On July 8, 2026, the Board authorized the repurchase of an additional $1,000.0 in the maximum value of the Company’s shares of Common Stock as part of the Company’s ongoing share repurchase program. At September 30, 2026, the Company had outstanding authorization from its Board to purchase up to $1,378.6 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
For the nine months ended September 30, 2026, the Company paid $178.1 in Common Stock dividends. On October 21, 2026, the Company announced a cash dividend of $0.72 per share of Common Stock, or approximately $59.0 in the aggregate. The dividend will be paid on December 11, 2026, to stockholders of record of all issued and outstanding shares of Common Stock as of the close of business on November 24, 2026. The declaration and payment of any future dividends will be at the discretion of the Board.
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
At September 30, 2026, there was $2,650.0 and $2,000.0 aggregate principal amount of issued and outstanding senior notes of LCAH, issued under the 2010 Indenture and the 2024 Indenture, respectively, that are fully and unconditionally guaranteed by the Company. Accordingly, pursuant to Rule 3-10 of Regulation S-X, separate consolidated financial statements of LCAH have not been presented. As permitted under Rule 13-01(a)(4)(vi) of Regulation S-X, the Company has excluded the summarized financial information for LCAH because the assets, liabilities, and results of operations of LCAH are not materially different than the corresponding amounts in the Company’s Condensed Consolidated Financial Statements and management believes such summarized financial information would be repetitive and would not provide incremental value to investors.
Credit Ratings
The investment grade credit ratings from Moody’s and S&P Global Ratings contribute to the Company’s ability to access capital markets.
Off-balance Sheet Arrangements
The Company does not have any variable interest entities or special purpose entities whose financial results are not included in the Company’s Condensed Consolidated Financial Statements.
The Company has a noncancelable contract with a vendor to purchase supplies inventory pursuant to which the Company is obligated to make expected total future minimum payments of $111.5, including $4.8 for the remainder of 2026, $32.7 in 2027, and $74.0 in 2028.

Other Commercial Commitments
At September 30, 2026, the Company has debt instruments, net of interest rate swaps, with total future payments of $5,885.8, of which $601.7 is payable within 12 months.
The Company has leases for PSCs, laboratories and testing facilities, clinical facilities, general office spaces, vehicles, and office and laboratory equipment. At September 30, 2026, the Company had total future lease payments for short-term and long-term leases of $1,129.4, with payments of $229.3 due within 12 months.
On June 28, 2026, the Company entered into an agreement to acquire select assets of an outreach laboratory services business for a purchase price of approximately $155.0. The transaction is subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
On October 15, 2026, the Company announced that it entered into an agreement with OPKO Health, Inc. to acquire select assets of the laboratory business of BioReference Health, LLC, a wholly owned subsidiary of OPKO. Through this transaction, the Company will acquire BioReference Health’s laboratory testing businesses focused on clinical and women’s health testing services, urology, corrections, certain operational assets, including additional patient service centers, and the proprietary 4Kscore® Test, an FDA-approved blood test for prostate cancer. The estimated purchase price for the transaction is up to $872.0, including $722.0 payable in cash at closing and up to $150.0 of consideration contingent upon revenue from the 4Kscore® Test. This transaction is anticipated to close mid-2027, subject to regulatory approvals and customary closing conditions for a transaction of this type.
On October 20, 2026, the Company announced that it entered into an agreement to acquire the Prenatal Health testing business from Myriad Genetics, Inc. The estimated purchase price for this transaction is approximately $210.0 in cash, plus the value of the inventory of the Prenatal Health testing business at closing. The transaction is expected to close early 2027, subject to customary closing conditions and applicable regulatory approvals for a transaction of this type.
On October 23, 2026, the Company announced that it entered into an agreement to acquire Millennium Health, an accredited specialty laboratory with a focus on drug testing and surveillance. The estimated purchase price for the transaction is up to $375.0, including $245.0 payable in cash at closing and up to $130.0 of consideration contingent upon the outcome of specified future events. This transaction is anticipated to close in 2026, subject to regulatory approvals and customary closing conditions for a transaction of this type.
At September 30, 2026, the Company provided letters of credit aggregating approximately $107.3, primarily in connection with certain insurance programs which are renewed annually.
Based on current and projected levels of cash flows from operations, coupled with availability under its revolving credit facility and the AR Facility, the Company believes it has sufficient liquidity to meet both its anticipated short-term and long-term cash needs for the next 12 months and the reasonably foreseeable future; however, the Company continually reassesses its liquidity position in light of market conditions and other relevant factors. In addition, the Company believes its credit profile would support access to additional financing if needed to fund operations, service debt, pursue growth opportunities, and satisfy upcoming debt maturities.
Borrowings under the Company’s 2026 Term Loan, the AR Facility, and the revolving credit facility bear interest at variable rates. In the current interest rate environment, the Company has experienced an increase in interest expense. Further increases in benchmark interest rates would further increase interest expense on the Company’s variable-rate debt, and wider credit spreads could increase the cost of any new debt the Company incurs. In addition, the Company expects to refinance its $600.0 3.60% senior notes due 2027, which mature on September 1, 2027. In the current interest rate environment, the Company expects that new or refinanced debt will bear interest at rates higher than that of the debt being replaced, which will also increase interest expense. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates that appear in Part II. Item 7 of the Annual Report.
IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
The impact of recent accounting pronouncements, if any, is discussed in Note 1 Basis of Financial Statement Presentation to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (dollar amounts in millions)
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, the Company is exposed to various market risks, including changes in foreign currency exchange and interest rates, and the Company regularly evaluates the exposure to such changes. The Company addresses its exposure to market risks, principally the market risks associated with changes in foreign currency exchange rates and interest rates, through a controlled program of risk management that includes the use of derivative financial instruments such as foreign currency forward contracts, cross currency swaps, and interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange Rates
Approximately 13.7% and 13.5% of the Company’s revenues for the nine months ended September 30, 2026, and 2025, respectively, were denominated in currencies other than the USD. The Company’s Condensed Consolidated Financial Statements are reported in USD and, accordingly, fluctuations in exchange rates will affect the translation of revenues and expenses denominated in foreign currencies into USD for the purpose of reporting the Company’s consolidated financial results. During the nine months ended September 30, 2026 and the year ended December 31, 2025, the most significant currency exchange rate exposures were to the Canadian dollar, Swiss Franc, Euro, and British Pound. Excluding the impacts from any outstanding or future hedging transactions, a hypothetical change of 10% in average exchange rates used to translate all foreign currencies to USD would have impacted income before income taxes for the nine months ended September 30, 2026, by approximately $26.6. Foreign currency translation adjustments recorded as a separate component of Shareholders’ equity were $(41.8) and $(7.8) for the quarter ended September 30, 2026, and 2025, respectively. The Company does not have significant operations in countries in which the economy is considered to be highly inflationary.
The Company earns revenue from service contracts over a period of several months, and in some cases, over a period of several years. Accordingly, exchange rate fluctuations during this period may affect the Company’s profitability with respect to such contracts. The Company is also subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of transactions. The Company limits its foreign currency transaction risk through exchange rate fluctuation provisions stated in some of its contracts with customers, or it may hedge transaction risk with foreign currency forward contracts. At September 30, 2026, the Company had 11 open foreign exchange forward contracts with various amounts maturing monthly through October 2026 with a notional value totaling approximately $514.1. At December 31, 2025, the Company had eight open foreign exchange forward contracts with various amounts maturing monthly through January 2026 with a notional value totaling approximately $238.0.
The Company is a party to USD to Swiss Franc cross currency swap agreements with an aggregate notional amount of $1,200.0, with $300.0 maturing in 2029, $300.0 maturing in 2031, and $600.0 maturing in 2034. These instruments are designated as a hedge and are intended to economically offset a portion of the Company’s investment exposure in Swiss Franc functional entities.
Interest Rates
Some of the Company’s debt is subject to interest at variable rates. As a result, fluctuations in interest rates affect the Company’s financial results. The Company attempts to manage interest rate risk and overall borrowing costs through an appropriate mix of fixed and variable rate debt including the utilization of derivative financial instruments, primarily interest rate swaps.
Borrowings under the Company’s 2026 Term Loan, revolving credit facility, and AR Facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. At September 30, 2026, the Company had $750.0 and $556.0 of variable rate debt outstanding under its 2026 Term Loan and AR Facility, respectively. Each quarter-point increase or decrease in the variable rate would result in the Company’s interest expense changing by approximately $3.3 per year for the Company’s debt currently outstanding under its 2026 Term Loan and AR Facility.
To hedge against changes in the fair value portion of the Company’s long-term debt, the Company is party to fixed-to-variable interest rate swap agreements for the 2.70% senior notes due 2031 with an aggregate notional value of $500.0 and variable interest rates currently based on the compounded SOFR plus 1.33%.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective at September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 Commitments and Contingencies to the Company’s Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
The risk factors set forth below revise and supplement the corresponding risk factors set forth in the Company’s Annual Report. With the exception of the following, there have been no material changes in the risk factors that appear in Part I. Item 1A of the Annual Report.
Failure in the information technology systems of the Company or its vendors and other third-party service providers, or newly acquired businesses, or delays or failures in the development and implementation of new systems or updates or enhancements to existing systems, including the implementation of the Company’s new ERP system, could adversely affect the Company’s business.
The Company’s operations rely on the continued performance and security of its information technology systems. System failures, cybersecurity incidents, disruptions, or other issues affecting information technology systems could impair data processing, service delivery, billing, and customer communications. Failure in the information technology systems of the Company or its vendors and other third-party service providers, or newly acquired businesses, or delays or failures in the development and implementation of new systems or updates or enhancements to existing systems, could adversely affect the Company’s business. The Company also relies on third parties for critical services, including transportation, supplies, and data processing and expects them to comply with applicable laws and regulations, including environmental, health and safety, and privacy and data security laws. Failures by these providers, whether operational, legal, or cybersecurity-related, and issues affecting their information technology systems, could disrupt services, compromise personal or other confidential information, expose the Company to liability and could materially impact its business, even if the Company is not responsible for the underlying cause of any such failure or issue. In addition, the Company may be subject to regulatory, contractual, or other obligations arising from any such failure or issue. Despite contingency plans, risks remain, and a significant information technology system disruption could adversely affect the Company’s reputation, operations, financial condition, and profitability.
The Company is implementing a new ERP system and expects to extend its deployment across broader areas of the Company. Integrating an ERP system of this scope is complex, and the process may be more difficult or costly than anticipated. Challenges or deficiencies in the integration, data migration, or operation of the system as it is extended could disrupt aspects of the Company’s business operations, including its supply chain and procurement processes, result in data errors, or affect the Company’s ability to process transactions and operate effectively. In connection with extending the system and mitigating potential supply chain disruptions, the Company may increase or accelerate certain inventory purchases, which could adversely affect cash flows and liquidity.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (dollars in millions)
During the three months ended September 30, 2026, the Company did not repurchase any of its shares of Common Stock.
On July 8, 2026, the Board authorized the repurchase of an additional $1,000.0 in the maximum value of the Company’s shares of Common Stock as part of the Company’s ongoing share repurchase program. At September 30, 2026, the Company had outstanding authorization from its Board to purchase up to $1,378.6 maximum value of shares of Common Stock. The repurchase authorization has no expiration date.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Insider Adoption or Termination of Trading Arrangements:
During the quarter ended September 30, 2026, none of the Company’s directors or officers informed it of the adoption, modification, or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Arrangement	Aggregate Number of Shares of Common Stock to be (Sold) Purchased Pursuant to Trading Arrangement		Expiration Date
Adam H. Schechter	August 3, 2026	Rule 10b5-1 Trading Arrangement	(45,455)	(1)	August 27, 2027	(2)
President and Chief Executive Officer
Peter J. Wilkinson	August 6, 2026	Rule 10b5-1 Trading Arrangement	(2,177)	(3)	April 30, 2027	(2)
Senior Vice President, Chief Accounting Officer
(1)The figure presented represents the shares to be sold that were previously acquired from an equity award vesting event.
(2)This trading arrangement permits transactions through the completion of all sales on the respective order entry date.
(3)The figure presented represents the shares to be sold on the vesting of equity awards and may vary subject to the achievement of certain performance conditions and/or shares to be withheld for tax purposes.

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
Dated: October 30, 2026